Form 10-Q
period 1996-03-31
TEPPCO PARTNERS LP
filed 1996-05-07
CIK 857644

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996



                          COMMISSION FILE NO. 1-10403


                             TEPPCO PARTNERS, L.P.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                              76-0291058
(State of Incorporation                                    (I.R.S. Employer
    or Organization)                                    Identification Number)


                               2929 Allen Parkway
                                 P.O. Box 2521
                           Houston, Texas 77252-2521
        (Address of principal executive offices, including zip code)


                                 (713) 759-3636
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No
                                                    -------     -------

================================================================================

                         Part I. Financial Information

Item 1. Financial Statements

                             TEPPCO PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                              March 31,  December 31,
                                                                1996        1995
                                                             ----------- -----------
                                                             (Unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . .   $  30,662    $  39,663
  Short-term investments  . . . . . . . . . . . . . . . . .      19,754       18,587
  Accounts receivable, trade  . . . . . . . . . . . . . . .      13,887       20,031
  Inventories . . . . . . . . . . . . . . . . . . . . . . .      20,163       22,911
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       4,307        3,145
                                                              ---------    ---------
    Total current assets  . . . . . . . . . . . . . . . . .      88,773      104,337
                                                              ---------    ---------
Property, plant and equipment, at cost (Net of accumulated
   depreciation and amortization of $133,862 and $128,927)      531,865      533,470
Investments . . . . . . . . . . . . . . . . . . . . . . . .      16,414       16,672
Restricted investments held in trust  . . . . . . . . . . .      10,694       10,553
Other assets  . . . . . . . . . . . . . . . . . . . . . . .       4,798        4,883
                                                              ---------    ---------
    Total assets  . . . . . . . . . . . . . . . . . . . . .   $ 652,544    $ 669,915
                                                              =========    =========

                      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Current maturities, First Mortgage Notes  . . . . . . . .   $  13,000    $  10,000
  Accounts payable and accrued liabilities  . . . . . . . .       7,466       12,224
  Accounts payable, general partner . . . . . . . . . . . .       3,009        3,001
  Accrued interest  . . . . . . . . . . . . . . . . . . . .       2,384       11,232
  Other accrued taxes . . . . . . . . . . . . . . . . . . .       4,318        5,353
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       4,151        6,221
                                                              ---------    ---------
    Total current liabilities   . . . . . . . . . . . . . .      34,328       48,031
                                                              ---------    ---------
First Mortgage Notes  . . . . . . . . . . . . . . . . . . .     326,512      339,512
Other liabilities and deferred credits  . . . . . . . . . .       2,982        3,170
Minority interest . . . . . . . . . . . . . . . . . . . . .       2,916        2,821
Partners' capital:
  General partner's interest  . . . . . . . . . . . . . . .       4,046        3,561
  Limited partners' interests . . . . . . . . . . . . . . .     281,760      272,820
                                                              ---------    ---------
    Total partners' capital   . . . . . . . . . . . . . . .     285,806      276,381
                                                              ---------    ---------
    Total liabilities and partners' capital   . . . . . . .   $ 652,544    $ 669,915
                                                              =========    =========


        See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                      Three Months  Three Months
                                                         ended         ended
                                                       March 31,     March 31,
                                                         1996           1995
                                                       ----------    ----------
Operating revenues:
  Transportation - Refined products . . . . . . . .    $   21,883    $   20,926
  Transportation - LPGs . . . . . . . . . . . . . .        27,114        23,239
  Gain on sale of inventory . . . . . . . . . . . .         1,543         1,681
  Mont Belvieu operations . . . . . . . . . . . . .         2,840         3,184
  Other . . . . . . . . . . . . . . . . . . . . . .         5,469         4,147
                                                       ----------    ----------
      Total operating revenues  . . . . . . . . . .        58,849        53,177
                                                       ----------    ----------

Costs and expenses:
  Operating, general and administrative . . . . . .        23,009        20,321
  Depreciation and amortization . . . . . . . . . .         5,968         5,796
  Taxes - other than income taxes . . . . . . . . .         2,336         2,544
                                                       ----------    ----------
      Total costs and expenses  . . . . . . . . . .        31,313        28,661
                                                       ----------    ----------

      Operating income  . . . . . . . . . . . . . .        27,536        24,516

Interest expense, First Mortgage Notes  . . . . . .        (8,867)       (9,056)
Interest costs capitalized  . . . . . . . . . . . .           170           215
Other income - net  . . . . . . . . . . . . . . . .         1,492         1,426
                                                       ----------    ----------
      Income before minority interest . . . . . . .        20,331        17,101
Minority interest . . . . . . . . . . . . . . . . .          (205)         (173)
                                                       ----------    ----------

      Net income  . . . . . . . . . . . . . . . . .    $   20,126    $   16,928
                                                       ==========    ==========

      Net income per Unit . . . . . . . . . . . . .    $     1.32    $     1.12
                                                       ==========    ==========


          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                Three Months  Three Months
                                                                   ended         ended
                                                                  March 31,     March 31,
                                                                    1996          1995
                                                                ------------  ------------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .    $  20,126   $   16,928
  Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation and amortization . . . . . . . . . . . . .        5,968        5,796
      Decrease in accounts receivable, trade  . . . . . . . .        6,144        5,748
      Decrease in inventories . . . . . . . . . . . . . . . .        2,748        4,183
      Increase in other current assets  . . . . . . . . . . .       (1,162)         (38)
      Decrease in accounts payable and accrued expenses . . .      (16,703)     (14,822)
      Other . . . . . . . . . . . . . . . . . . . . . . . . .         (101)         439
                                                                 ---------   ----------
        Net cash provided by operating activities   . . . . .       17,020       18,234
                                                                 ---------   ----------

Cash flows from investing activities:
  Proceeds from investments . . . . . . . . . . . . . . . . .        4,861       20,000
  Investments . . . . . . . . . . . . . . . . . . . . . . . .       (5,786)     (24,538)
  Insurance proceeds related to damaged asset . . . . . . . .           --        9,750
  Restricted investments designated for property additions  .         (141)      (9,859)
  Capital expenditures  . . . . . . . . . . . . . . . . . . .       (4,145)      (6,955)
                                                                 ---------   ----------
        Net cash used in investing activities   . . . . . . .       (5,211)     (11,602)
                                                                 ---------   ----------

Cash flows from financing activities:
  Principal payment, First Mortgage Notes . . . . . . . . . .      (10,000)      (7,000)
  Distributions . . . . . . . . . . . . . . . . . . . . . . .      (10,810)      (9,844)
                                                                 ---------   ----------
        Net cash used in financing activities   . . . . . . .      (20,810)     (16,844)
                                                                 ---------   ----------

Net decrease in cash and cash equivalents . . . . . . . . . .       (9,001)     (10,212)

Cash and cash equivalents at beginning of period  . . . . . .       39,663       28,567
                                                                 ---------   ----------
Cash and cash equivalents at end of period  . . . . . . . . .    $  30,662   $   18,355
                                                                 =========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest)    $  17,403   $   17,694
                                                                 =========   ==========


          See accompanying Notes to Consolidated Financial Statements.

                            TEPPCO PARTNERS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

   TEPPCO Partners, L.P. is a Delaware limited partnership which operates through TE Products Pipeline Company, Limited Partnership, a Delaware limited partnership (collectively the "Partnership"), in which TEPPCO Partners, L.P. holds a 99% interest as the sole limited partner. Texas Eastern Products Pipeline Company and Subsidiary Companies (the "Company"), a wholly owned subsidiary of PanEnergy Corp (PanEnergy), is the general partner of the Partnership and has agreed not to voluntarily withdraw as the general partner of the Partnership, subject to certain limited exceptions, prior to January 1, 2000.

   The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of March 31, 1996, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of results of operations for the full year 1996. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts for the prior year period have been reclassified to conform to the current presentation.

   Net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Units outstanding (a total of 14,500,000 Units as of March 31, 1996). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 6). The general partner was allocated 5.15% and 4.03% of net income for the three months ended March 31, 1996 and 1995, respectively.

NOTE 2. ACCOUNTING POLICY CHANGES

   Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," with no impact to the Partnership's consolidated financial statements. Assets are grouped and evaluated based on the ability to identify their respective cash flows.

   In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS 123, "Accounting for Stock-Based Compensation." This standard addresses the timing and measurement of stock-based compensation expense. The Partnership has elected to retain the approach of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," (the intrinsic value method) for recognizing stock-based expense in the consolidated financial statements. The Partnership will adopt SFAS 123 in 1996 with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of APB No. 25.

NOTE 3. INVESTMENTS

SHORT-TERM INVESTMENTS

   The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash and cash equivalents. At March 31, 1996, short-term investments included $19.8 million of investment-grade medium-term corporate debt securities, which mature within one year. At March 31, 1996, the aggregate fair value and unrealized gain for such securities was $19.9 million and $0.1 million, respectively. All short-term investments are classified as held-to-

                             TEPPCO PARTNERS, L.P.

                                  (Unaudited)

maturity securities and are stated at amortized cost.

LONG-TERM INVESTMENTS

   At March 31, 1996, the Partnership had $16.4 million invested in investment-grade medium-term corporate debt securities, which have varying maturities from 1997 through 2001. These securities are classified as held-to-maturity securities and are stated at amortized cost. At March 31, 1996, the aggregate fair value and unrealized gain for these securities was $16.6 million and $0.2 million, respectively.

NOTE 4. FIRST MORTGAGE NOTES

   In connection with its formation, TE Products Pipeline Company, Limited Partnership issued 9.60% Series A First Mortgage Notes, due 2000, and 10.20% Series B First Mortgage Notes, due 2010 (collectively the "Notes"). The Notes, which are secured by a mortgage on substantially all property, plant and equipment of the Partnership, have mandatory annual prepayments at par through March 7, 2010. Interest is payable semiannually on each March 7 and September 7 until retirement of the Notes. On March 7, 1996, the Partnership paid $10.0 million for current maturities due on the Notes. At March 31, 1996, the current maturities of the Notes was $13.0 million, which is payable on March 7, 1997.

   The agreements relating to the Notes contain certain covenant restrictions, including limitations on cash distributions and on the amount of future indebtedness, none of which is expected to have a material adverse effect on the Partnership's operations.

NOTE 5. INVENTORIES

   Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                                      March 31,   December 31,
                                                        1996          1995
                                                     ----------   ------------
       Gasoline   . . . . . . . . . . . . . . . . .   $   5,628      $  4,582
       Propane  . . . . . . . . . . . . . . . . . .       5,086         6,624
       Butanes  . . . . . . . . . . . . . . . . . .       4,097         6,868
       Fuel oils  . . . . . . . . . . . . . . . . .         608           548
       Other products   . . . . . . . . . . . . . .       1,492         1,440
       Materials and supplies   . . . . . . . . . .       3,252         2,849
                                                      ---------      --------
              Total   . . . . . . . . . . . . . . .   $  20,163      $ 22,911
                                                      =========      ========


   The costs of inventories were lower than market at March 31, 1996, and December 31, 1995.

NOTE 6. CASH DISTRIBUTIONS

   The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion or as required by the terms of the Notes.

   On February 9, 1996, the Partnership paid a cash distribution of $0.70 per Unit for the fourth quarter of 1995.

                             TEPPCO PARTNERS, L.P.

                                  (Unaudited)


Additionally, on April 16, 1996, the Partnership declared a cash distribution of $0.70 per Unit for the quarter ended March 31, 1996. The distribution is payable on May 10, 1996, to Unitholders of record on April 30, 1996.

   The Company receives incremental incentive distributions of 15%, 25% and 50% on quarterly distributions of Available Cash that exceed $0.55, $0.65 and $0.90 per Unit, respectively. During the three months ended March 31, 1996 and 1995, incentive distributions paid to the Company totaled $453,162 and $226,290, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

   The Company was involved in eight lawsuits, filed in 1988 and 1989, in the United States District Court of the Southern District of Indiana, New Albany Division, claiming various injuries to the health and property of persons living near the Partnership's Seymour, Indiana, terminal. During 1995 and early 1996, the Company settled six of the eight Seymour cases. In April 1996, the two remaining Seymour cases were settled at amounts approximating those accrued at December 31, 1995.

   The Partnership is involved in various other claims and legal proceedings incidental to its business. In the opinion of management, these claims and legal proceedings will not have a material adverse effect on the Partnership's consolidated financial position or results of operations.

   The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes the operations of the pipeline system are in general compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the pipeline system, could result in substantial costs and liabilities to the Partnership. At March 31, 1996, the Partnership had $2.1 million included in accrued liabilities for environmental remediation programs at certain facilities. The Partnership expects this amount will be paid during 1996 and 1997. The completion of these programs is not expected to have a future material adverse impact on the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The Partnership's operations consist of the transportation, storage and terminaling of refined petroleum products and liquefied petroleum gases (LPGs). Operations are somewhat seasonal with higher revenues generally realized during the first and fourth quarters of each year. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Midwest and Northeast for propane, a major fuel for residential heating, and higher demand for butane, an additive for gasoline blending.

   Net income for the quarter ended March 31, 1996 was $20.1 million, compared with net income of $16.9 million for the 1995 first quarter. The increase in net income resulted primarily from a $5.7 million increase in operating revenues, partially offset by a $2.7 million increase in operating, general and administrative expenses. See discussion below of factors affecting net income for the comparative periods.

   See volume and average tariff information below:

                                                     Quarter Ended
                                                       March 31,      Percentage
                                                   -----------------   Increase
                                                    1996       1995   (Decrease)
                                                   ------     ------  ----------
        VOLUMES DELIVERED
        (in thousands of barrels)
        Refined products  . . . . . . . . . . .    25,920      24,258       7%
        LPGs  . . . . . . . . . . . . . . . . .    12,845      12,491       3%
        Mont Belvieu operations   . . . . . . .     4,963       6,709     (26%)
                                                   ------     -------    -----
           Total  . . . . . . . . . . . . . . .    43,728      43,458       1%
                                                   ======     =======    =====

        AVERAGE TARIFF PER BARREL
        Refined products  . . . . . . . . . . .    $ 0.84     $  0.86      (2%)
        LPGs  . . . . . . . . . . . . . . . . .      2.11        1.86      13%
        Mont Belvieu operations   . . . . . . .      0.18        0.14      29%
           Average system tariff per barrel . .    $ 1.14     $  1.04      10%
                                                   ======     =======    =====

   Refined products transportation revenues increased $1.0 million for the quarter ended March 31, 1996, compared with the prior-year quarter, as a result of higher deliveries of motor fuel and distillate due to higher demand coupled with lower refinery production in Midwest market areas served by the pipeline system. Additionally, jet fuel deliveries increased from the prior year due primarily to higher demand at Chicago's O'Hare Airport and the Greater Cincinnati/Northern Kentucky International Airport. These increases were partially offset by lower long-haul deliveries of methyl tertiary butyl ether
(MTBE) resulting from unfavorable blending economics in the Chicago area as well as lower demand for reformulated gasoline in the Chicago area.

   LPGs transportation revenues increased $3.9 million for the quarter ended March 31, 1996, compared with the first quarter of 1995, due primarily to higher long-haul propane deliveries attributable to colder winter weather in the upper Midwest and Northeast. The increase in long-haul propane deliveries was partially offset by lower butane deliveries due to unfavorable Midwest price differentials and lower demand in the Northeast. Also, decreased petrochemical demand along the upper Texas Gulf Coast resulted in lower short-haul propane deliveries. The 13% increase in the LPGs average tariff per barrel resulted primarily from the increase in long-haul propane deliveries coupled with lower short-haul propane deliveries along the upper Texas Gulf Coast.

   Revenues from Mont Belvieu operations decreased $0.3 million from the prior-year first quarter due primarily to lower storage revenues, coupled with lower shuttle deliveries of propane attributable to decreased demand along

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (CONTINUED)

the upper Texas Gulf Coast. The 29% increase in the Mont Belvieu operations average tariff per barrel resulted from a more favorable mix in 1996 of non-contract volumes, which generally carry higher tariffs.

   Other operating revenues increased $1.3 million from the prior year first quarter primarily due to increased propane imports received at the Providence, Rhode Island, marine terminal attributable to colder weather in the Northeast, partially offset by lower refined products terminaling revenue.

   Operating, general and administrative expenses increased $2.7 million during the quarter ended March 31, 1996, compared with the prior-year quarter, due primarily to increased supplies and outside services, power costs and labor related expenses. Supplies and outside services increased as a result of increased field maintenance activity, implementation of required regulatory programs and increased additive costs as a result of higher product deliveries during the first quarter of 1996. Power costs increased 4% from the prior-year due to increased mainline transportation deliveries. Labor related expenses increased in 1996 as a result of merit increases in 1995 and increased benefits expense in 1996.

FINANCIAL CONDITION AND LIQUIDITY

   Net cash from operations for the three months ended March 31, 1996 totaled $17.0 million, compared with $18.2 million for the corresponding period in 1995. The decrease resulted primarily from lower amounts of cash received on sales of product inventory and higher cash payments for accrued expenses during the first quarter of 1996, partially offset by increased income before charges for depreciation and amortization. Net cash from operations for the three months ended March 31, 1996 and 1995 reflect semi-annual interest payments related to the Notes of $17.6 million and $17.9 million, respectively.

   Cash flows from investing activities during the first quarter of 1996 include additional investments of $5.8 million, partially offset by maturities of investments of $4.9 million. Cash flows from investing activities during the first quarter of 1995 include maturities of investments of $20.0 million, offset by additional investments of $24.5 million. Interest income earned on all investments is included in cash from operations.

   Capital expenditures totaled $4.1 million for the first quarter of 1996, compared with capital expenditures of $7.0 million for the first quarter of 1995. The decrease in capital expenditures during 1996 was due primarily to timing of spending on construction projects in 1996. Capital expenditures for the full year of 1996 are expected to total approximately $58 million (including capitalized interest of $0.9 million). Approximately $22 million will be used to provide additional capacity from a refinery near Shreveport, Louisiana, and approximately $16 million will be used to expand mainline capacity by an additional 50,000 barrels per day to serve the Midwest market area. An additional $5 million will be used to construct facilities to deliver jet fuel to the United States Air Force Base at Little Rock, Arkansas, beginning in June 1996. The remaining $15 million will be used on other revenue-generating and system integrity projects. The Partnership revises capital spending periodically in response to changes in cash flows and operations.

   The Partnership paid the fourth quarter 1995 cash distribution of $10.8 million ($0.70 per Unit) on February 9, 1996. Additionally, on April 16, 1996, the Partnership declared a cash distribution of $0.70 per Unit for the three months ended March 31, 1996. The distribution is payable on May 10, 1996 to Unitholders of record on April 30, 1996.

   The Notes, which are secured by a mortgage on substantially all property, plant and equipment of the Partnership, require annual principal payments through March 2010. Interest is payable semi-annually on March 7 and September
7. Cash and cash equivalents were reduced by the $10.0 million principal payment related to the Notes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY - (CONTINUED)

on March 7, 1996. At March 31, 1996, the current maturities of the Notes were $13.0 million. The note agreement relating to the Notes limits the amount of cash distributions that can be made by TE Products Pipeline Company, Limited Partnership to TEPPCO Partners, L.P. Such restriction is not anticipated to preclude the Partnership from making quarterly distributions to Unitholders of at least $0.70 per Unit during 1996.

OTHER MATTERS

   The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes the operations of the pipeline system are in general compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the pipeline system could result in substantial costs and liabilities to the Partnership.

   The Company was involved in eight lawsuits, filed in 1988 and 1989, in the United States District Court of the Southern District of Indiana, New Albany Division, claiming various injuries to the health and property of persons living near the Partnership's Seymour, Indiana, terminal. During 1995 and early 1996, the Company settled six of the eight Seymour cases. In April 1996, the two remaining Seymour cases were settled at amounts approximating those accrued at December 31, 1995.

   Effective January 1, 1996, the Partnership adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," with no impact to the Partnership's consolidated financial statements. Assets are grouped and evaluated based on the ability to identify their respective cash flows.

   In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." This standard addresses the timing and measurement of stock-based compensation expense. The Partnership has elected to retain the approach of APB No. 25, "Accounting for Stock Issued to Employees," (the intrinsic value method) for recognizing stock-based expense in the consolidated financial statements. The Partnership will adopt SFAS 123 in 1996 with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of APB No. 25.

                           Part II. Other Information


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        Exhibit
        Number                   Description
        ------                   -----------

          27 Financial Data Schedule as of and for the three months ended March 31, 1996.


   (b)  Reports on Form 8-K:  None

Items 1, 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

                                   SIGNATURE

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED DULY AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL OFFICER.


                                  TEPPCO Partners, L.P.
                                      (Registrant)

                                  By: Texas Eastern Products Pipeline Company,
                                      General Partner



                                       CHARLES H. LEONARD
                                  -----------------------------
                                       Charles H. Leonard
                                  Sr. Vice President and Chief Financial Officer





Date: May 7, 1996

                              INDEX TO EXHIBITS




Exhibit
Number                   Description
- - ------                   -----------
  27                     Financial Data Schedule as of and for the
                         three months ended March 31, 1996.