Form 10-Q
period 1996-06-30
TEPPCO PARTNERS LP
filed 1996-08-07
CIK 857644

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTER ENDED JUNE 30, 1996



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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  /X/   No  / /
                                                    ------    ------
================================================================================

                         Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                             TEPPCO PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          JUNE 30,          DECEMBER 31,
                                                                            1996                 1995
                                                                        ------------        ------------
                                                                         (UNAUDITED)
                                                          ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $   35,096         $   39,663
  Short-term investments  . . . . . . . . . . . . . . . . . . . . . .         24,799             18,587
  Accounts receivable, trade  . . . . . . . . . . . . . . . . . . . .         13,037             20,031
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,991             22,911
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,368              3,145
                                                                          ----------         ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . .         94,291            104,337
                                                                          ----------         ----------
Property, plant and equipment, at cost (Net of accumulated
   depreciation and amortization of $139,198 and $128,927)  . . . . .        537,531            533,470
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,995             16,672
Restricted investments held in trust  . . . . . . . . . . . . . . . .         10,838             10,553
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,689              4,883
                                                                          ----------         ----------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  662,344         $  669,915
                                                                          ==========         ==========

                                            LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Current maturities, First Mortgage Notes  . . . . . . . . . . . . .     $   13,000         $   10,000
  Accounts payable and accrued liabilities  . . . . . . . . . . . . .          7,044             12,224
  Accounts payable, general partner . . . . . . . . . . . . . . . . .          3,217              3,001
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . .         10,930             11,232
  Other accrued taxes . . . . . . . . . . . . . . . . . . . . . . . .          5,484              5,353
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,762              6,221
                                                                          ----------         ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . .         44,437             48,031
                                                                          ----------         ----------
First Mortgage Notes  . . . . . . . . . . . . . . . . . . . . . . . .        326,512            339,512
Other liabilities and deferred credits  . . . . . . . . . . . . . . .          3,072              3,170
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .          2,912              2,821
Partners' capital:
  General partner's interest  . . . . . . . . . . . . . . . . . . . .          4,026              3,561
  Limited partners' interests . . . . . . . . . . . . . . . . . . . .        281,385            272,820
                                                                          ----------         ----------
    Total partners' capital   . . . . . . . . . . . . . . . . . . . .        285,411            276,381
                                                                          ----------         ----------
    Total liabilities and partners' capital   . . . . . . . . . . . .     $  662,344         $  669,915
                                                                          ==========         ==========


          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                           Three Months       Three Months     Six Months       Six Months
                                              ended              ended            ended            ended
                                             June 30,           June 30,        June 30,         June 30,
                                               1996               1995            1996             1995
                                            ---------         ---------         ---------       ---------
Operating revenues:
  Transportation - Refined products . .     $  26,339         $   25,353        $  48,222       $   46,279
  Transportation - LPGs . . . . . . . .        12,469              9,835           39,583           33,074
  Gain on sale of inventory . . . . . .         2,029              2,374            3,572            4,055
  Mont Belvieu operations . . . . . . .         2,778              3,239            5,618            6,423
  Other . . . . . . . . . . . . . . . .         5,331              5,667           10,800            9,814
                                            ---------         ----------        ---------       ----------
      Total operating revenues  . . . .        48,946             46,468          107,795           99,645
                                            ---------         ----------        ---------       ----------

Costs and expenses:
  Operating, general and administrative        23,261             21,693           46,270           42,014
  Depreciation and amortization . . . .         5,925              5,816           11,893           11,612
  Taxes - other than income taxes . . .         2,263              2,376            4,599            4,920
                                            ---------         ----------        ---------       ----------
      Total costs and expenses  . . . .        31,449             29,885           62,762           58,546
                                            ---------         ----------        ---------       ----------

      Operating income  . . . . . . . .        17,497             16,583           45,033           41,099

Interest expense, First Mortgage Notes         (8,685)            (8,929)         (17,552)         (17,985)
Interest costs capitalized  . . . . . .           210                212              380              427
Other income - net  . . . . . . . . . .         1,388              1,394            2,880            2,820
                                            ---------         ----------        ---------       ----------
      Income before minority interest .        10,410              9,260           30,741           26,361
Minority interest . . . . . . . . . . .          (106)               (93)            (311)            (266)
                                            ---------         ----------        ---------       ----------

      Net income  . . . . . . . . . . .     $  10,304         $    9,167        $  30,430       $   26,095
                                            =========         ==========        =========       ==========

      Net income per Unit . . . . . . .     $    0.67         $     0.61        $    1.99       $     1.73
                                            =========         ==========        =========       ==========


          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Six Months           Six Months
                                                                            ended               ended
                                                                          June 30,             June 30,
                                                                            1996                 1995
                                                                         -----------         -----------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   30,430         $   26,095
  Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . .         11,893             11,612
      Decrease in accounts receivable, trade  . . . . . . . . . . . .          6,994              7,015
      Decrease in inventories . . . . . . . . . . . . . . . . . . . .          5,920              7,890
      Increase in other current assets  . . . . . . . . . . . . . . .         (1,223)            (1,206)
      Decrease in accounts payable and accrued expenses . . . . . . .         (6,594)            (4,793)
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            128                928
                                                                          ----------         ----------
        Net cash provided by operating activities   . . . . . . . . .         47,548             47,541
                                                                          ----------         ----------

Cash flows from investing activities:
  Proceeds from investments . . . . . . . . . . . . . . . . . . . . .          9,861             33,685
  Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (14,436)           (48,523)
  Insurance proceeds related to damaged asset . . . . . . . . . . . .             --              9,750
  Restricted investments designated for property additions  . . . . .           (285)           (10,016)
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .        (15,635)           (12,133)
                                                                          ----------         ----------
        Net cash used in investing activities   . . . . . . . . . . .        (20,495)           (27,237)
                                                                          ----------         ----------

Cash flows from financing activities:
  Principal payment, First Mortgage Notes . . . . . . . . . . . . . .        (10,000)            (7,000)
  Distributions . . . . . . . . . . . . . . . . . . . . . . . . . . .        (21,620)           (19,688)
                                                                          ----------         ----------
        Net cash used in financing activities   . . . . . . . . . . .        (31,620)           (26,688)
                                                                          ----------         ----------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . .         (4,567)            (6,384)

Cash and cash equivalents at beginning of period  . . . . . . . . . .         39,663             28,567
                                                                          ----------         ----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . .     $   35,096         $   22,183
                                                                          ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest) . . . .     $   17,193         $   17,482
                                                                          ==========         ==========


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

   The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of June 30, 1996, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of results of operations for the full year 1996. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts for the prior year period have been reclassified to conform to the current presentation.

   Net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Units outstanding (a total of 14,500,000 Units as of June 30, 1996). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 6). The general partner was allocated 5.15% and 3.77% of net income for the six months ended June 30, 1996 and 1995, respectively.

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

NOTE 3. INVESTMENTS

SHORT-TERM INVESTMENTS

   The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash and cash equivalents. At June 30, 1996, short-term investments included $24.8 million of investment-grade medium-term corporate debt securities, which mature within one year. All short-term investments are stated at amortized cost, which approximates the aggregate fair value at June 30, 1996, and are classified as held-to-maturity securities.

                             TEPPCO PARTNERS, L.P.

                                  (Unaudited)


LONG-TERM INVESTMENTS

   At June 30, 1996, the Partnership had $15.0 million invested in investment-grade medium-term corporate debt securities, which have varying maturities from 1997 through 2001. These securities are classified as held-to-maturity securities and are stated at amortized cost. At June 30, 1996, the aggregate fair value and unrealized gain for these securities was $15.1 million and $0.1 million, respectively.

NOTE 4. FIRST MORTGAGE NOTES

   In connection with its formation, TE Products Pipeline Company, Limited Partnership issued 9.60% Series A First Mortgage Notes, due 2000, and 10.20% Series B First Mortgage Notes, due 2010 (collectively the "Notes"). The Notes, which are secured by a mortgage on substantially all property, plant and equipment of the Partnership, have mandatory annual prepayments at par through March 7, 2010. Interest is payable semiannually on each March 7 and September 7 until retirement of the Notes. On March 7, 1996, the Partnership paid $10.0 million for current maturities due on the Notes. At June 30, 1996, the current maturities of the Notes were $13.0 million, which is payable on March 7, 1997.

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

NOTE 5. INVENTORIES

   Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                                                            JUNE 30,          DECEMBER 31,
                                                                              1996                1995
                                                                          -------------       ------------
                   Gasoline   . . . . . . . . . . . . . . . . . . . . . .    $   992            $4,582
                   Propane  . . . . . . . . . . . . . . . . . . . . . . .      4,845             6,624
                   Butanes  . . . . . . . . . . . . . . . . . . . . . . .      4,785             6,868
                   Fuel oils  . . . . . . . . . . . . . . . . . . . . . .        757               548
                   Other products   . . . . . . . . . . . . . . . . . . .      2,399             1,440
                   Materials and supplies   . . . . . . . . . . . . . . .      3,213             2,849
                                                                             -------           -------
                          Total   . . . . . . . . . . . . . . . . . . . .    $16,991           $22,911
                                                                             =======           =======

   The costs of inventories were lower than market at June 30, 1996, and December 31, 1995.

NOTE 6. CASH DISTRIBUTIONS

   The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion or as required by the terms of the Notes.

   On May 10, 1996, the Partnership paid the first quarter cash distribution of $0.70 per Unit to Unitholders of record on April 30, 1996. Additionally, on July 15, 1996, the Partnership declared a cash distribution of $0.75 per Unit for the quarter ended June 30, 1996, which represents an increase in the quarterly distribution of $0.05 per Unit. The second quarter distribution is payable on August 9, 1996, to Unitholders of record on July 31, 1996.

                             TEPPCO PARTNERS, L.P.

                                  (Unaudited)


   The Company receives incremental incentive distributions of 15%, 25% and 50% on quarterly distributions of Available Cash that exceed $0.55, $0.65 and $0.90 per Unit, respectively. During the six months ended June 30, 1996 and 1995, incentive distributions paid to the Company totaled $0.9 million and $0.5 million, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

   The Company was involved in eight lawsuits, filed in 1988 and 1989, in the United States District Court of the Southern District of Indiana, New Albany Division, alleging various injuries to the health and property of persons living near the Partnership's Seymour, Indiana, terminal. During 1995 and early 1996, the Company settled six of the eight Seymour cases. The last two cases were settled in April 1996.

   The Indiana Department of Environmental Management (IDEM) has approved the remedial investigation phase II sampling plan for the Seymour terminal. The phase II sampling plan is part of the Agreed Order entered into between the Partnership and IDEM that will ultimately result in a remediation program for any on-site and off-site environmental problems attributable to the Partnership's operations at Seymour. In the opinion of the general partner, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership.

   The Partnership is involved in various other claims and legal proceedings incidental to its business. In the opinion of management, these claims and legal proceedings will not have a material adverse effect on the Partnership's consolidated financial position or results of operations.

   The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes the operations of the pipeline system are in general compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the pipeline system, could result in substantial costs and liabilities to the Partnership. At June 30, 1996, the Partnership had $2.4 million included in accrued liabilities for environmental remediation programs at certain facilities. The Partnership expects this amount will be paid during 1996 and 1997. The completion of these programs is not expected to have a future material adverse impact on the Partnership.

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

   Net income for the quarter ended June 30, 1996 was $10.3 million, compared with net income of $9.2 million for the 1995 second quarter. The increase in net income resulted from a $2.5 million increase in operating revenues and a $0.2 million decrease in interest expense, partially offset by a $1.6 million increase in operating, general and administrative expenses.

   Net income for the six months ended June 30, 1996 increased $4.3 million to $30.4 million, compared with net income of $26.1 million for the six months ended June 30, 1995, due primarily to a $8.2 million increase in operating revenues and a $0.4 million decrease in interest expense, partially offset by a $4.3 million increase in operating, general and administrative expenses. See discussion below of factors affecting net income for the comparative periods.

   See volume and average tariff information below:

                                               QUARTER ENDED                     SIX MONTHS ENDED
                                                  JUNE 30,      PERCENTAGE           JUNE 30,          PERCENTAGE
                                          --------------------   INCREASE       -------------------     INCREASE
                                              1996      1995    (DECREASE)        1996       1995      (DECREASE)
                                            --------  --------  ----------      --------   --------    ----------
      VOLUMES DELIVERED
      (in thousands of barrels)
        Refined products                     30,621     28,539         7%        56,541     52,797         7%
        LPGs                                  7,309      6,623        10%        20,154     19,114         5%
        Mont Belvieu operations               6,383      7,328       (13%)       11,346     14,037       (19%)
                                            -------    -------    --------      -------    -------    -------
           Total                             44,313     42,490         4%        88,041     85,948         2%
                                            =======    =======    =======       =======    =======    =======

       AVERAGE TARIFF PER BARREL
        Refined products                    $  0.86     $ 0.89        (3%)      $ 0.85     $ 0.88         (3%)
        LPGs                                   1.71       1.48        16%         1.96       1.73         13%
        Mont Belvieu operations                0.17       0.14        21%         0.17       0.14         21%
           Average system tariff per barrel $  0.90     $ 0.85         6%       $ 1.02     $ 0.95          7%

   Refined products transportation revenues increased $1.0 million for the quarter ended June 30, 1996, compared with the prior-year quarter, as a result of higher deliveries of motor fuel, jet fuel and methyl tertiary butyl ether
(MTBE). The increase in motor fuel deliveries resulted from higher demand in the Central and Midwest market areas, partially offset by lower demand for reformulated gasoline in the Chicago market area. The increase in jet fuel volumes delivered resulted from higher demand from commercial airlines in the Midwest and the completion of the pipeline connection to the United States Air Force Base at Little Rock, Arkansas, in June 1996. The increase in MTBE deliveries was due to higher short-haul deliveries at the Partnership's marine terminal near Beaumont, Texas, offset by lower long-haul deliveries in the Midwest. These increases were partially offset by lower deliveries of natural gasoline in the Midwest due to unfavorable blending economics.

   LPGs transportation revenues increased $2.6 million for the quarter ended June 30, 1996, compared with the second quarter of 1995, due primarily to increased propane deliveries in the upper Midwest and Northeast

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (CONTINUED)

attributable to colder weather continuing into the second quarter of 1996, coupled with lower inventory levels and favorable price differentials. The increase in propane deliveries was partially offset by lower butane deliveries due to increased Canadian supply being imported into the Midwest and the shutdown of a refinery in the Northeast. The 16% increase in the LPGs average tariff per barrel resulted from lower short-haul propane deliveries along the upper Texas Gulf Coast, coupled with an increase in long-haul propane deliveries.

   For the six months ended June 30, 1996, refined products transportation revenues increased $1.9 million, compared with the corresponding period in 1995, due primarily to a 7% increase in volumes delivered. Motor fuel and distillate deliveries increased due primarily to higher demand in the Midwest, coupled with lower refinery production in the region. Jet fuel deliveries increased as a result of higher demand from commercial airlines and deliveries to military facilities in the Midwest, which began in the later part of 1995. Additionally, MTBE volumes delivered increased because of higher short-haul deliveries at the Partnership's marine terminal near Beaumont, Texas, partially offset by lower deliveries to the Midwest. These increases were partially offset by lower demand for reformulated gasoline in the Chicago area and lower natural gasoline deliveries in the Midwest attributable to unfavorable blending economics.

   LPGs transportation revenues increased $6.5 million during the six months ended June 30, 1996, compared with the same period in 1995, due primarily to higher long-haul propane deliveries attributable to colder winter in the upper Midwest and Northeast, lower inventory supplies and favorable price differentials. The increase in propane deliveries was partially offset by lower butane deliveries due to increased Canadian supply being imported into the Midwest and the shutdown of a refinery in the Northeast. The 13% increase in the LPGs average tariff per barrel resulted from lower short-haul propane deliveries along the upper Texas Gulf Coast, coupled with an increase in long-haul propane deliveries.

   Revenues generated from Mont Belvieu operations decreased during both the quarter and six months ended June 30, 1996, compared with the corresponding periods in 1995, due primarily to lower storage revenues and lower terminaling fees on butane received into the system. Lower petrochemical demand along the upper Texas Gulf Coast resulted in decreased Mont Belvieu operations shuttle deliveries. However, the decrease in shuttle deliveries was more than offset by the 21% increase in the Mont Belvieu operations average tariff per barrel due to a more favorable mix in 1996 of non-contract volumes, which generally carry higher tariffs.

   Gains on the sale of inventory decreased during both the quarter and six months ended June 30, 1996, compared with the corresponding periods in 1995, as a result of lower volumes of propane and gasoline being sold.

   Other operating revenues increased $1.0 million during the first six months of 1996, compared to the same period in 1995, due to increased propane imports at the Providence, Rhode Island, marine terminal attributable to colder weather in the Northeast and increased refined products terminaling revenues. These increases were partially offset by lower butane storage revenue in the Midwest and lower barge receipts at the Partnership's marine terminal near Beaumont, Texas.

   Operating, general and administrative expenses increased $1.6 million and $4.3 million during the quarter and six months ended June 30, 1996, respectively, compared with the corresponding periods in 1995, due primarily to increased outside services, power costs and labor related expenses. Outside services increased as a result of higher environmental costs, increased system maintenance and increased contract labor. The increase in power costs resulted from higher refined products and LPGs transportation volumes delivered in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (CONTINUED)

   Interest expense decreased during both the quarter and six-month periods in 1996, compared with the same periods in 1995, due to principal payments on the First Mortgage Notes of $7.0 million and $10.0 million in March 1995 and 1996, respectively.

FINANCIAL CONDITION AND LIQUIDITY

   Net cash from operations totaled approximately $47.5 million for both the six-month periods ended June 30, 1996 and 1995. Income before charges for depreciation and amortization increased $4.6 million during the 1996 period, which was offset by lower amounts of cash received on sales of product inventory and higher cash payments for accrued expenses. Net cash from operations for the six months ended June 30, 1996 and 1995 reflect semi-annual interest payments related to the Notes of $17.6 million and $17.9 million, respectively.

   Cash flows used in investing activities during the first six months of 1996 included additional investments of $14.4 million, partially offset by matured investments of $9.9 million. Cash flows used in investing activities during the first six months of 1995 included additional investments of $48.5 million, partially offset by $33.7 million of matured investments. Interest income earned on all investments is included in cash from operations.

   Capital expenditures totaled $15.6 million during the six-month period ended June 30, 1996, compared with capital expenditures of $12.1 million for the same period in 1995. The increase in capital expenditures during 1996 reflects higher spending for system expansion projects including the completion of facilities to deliver jet fuel to the United States Air Force Base at Little Rock, Arkansas, and the capacity expansion from a refinery near Shreveport, Louisiana. Capital expenditures for the full year of 1996 are expected to total approximately $51 million (including capitalized interest of $0.9 million). Approximately $16 million will be used to continue construction of the expansion project near Shreveport and approximately $14 million will be used to increase the mainline capacity by 50,000 barrels per day to the Midwest. The remaining amount will be used for other revenue-generating and system integrity projects. The Partnership revises capital spending periodically in response to changes in cash flows and operations.

   The Partnership paid cash distributions of $21.6 million during the six months ended June 30, 1996. Additionally, on July 15, 1996, the Partnership declared a cash distribution of $0.75 per Unit for the three months ended June 30, 1996, increasing the annualized distribution to $3.00 per Unit from $2.80 per Unit. The second quarter cash distribution is payable on August 9, 1996 to Unitholders of record on July 31, 1996.

   The Notes, which are secured by a mortgage on substantially all property, plant and equipment of the Partnership, require annual principal payments through March 2010. Interest is payable semi-annually on March 7 and September
7. Cash and cash equivalents were reduced by the $10.0 million principal payment related to the Notes on March 7, 1996. At June 30, 1996, the current maturities of the Notes were $13.0 million. The note agreement relating to the Notes limits the amount of cash distributions that can be made by TE Products Pipeline Company, Limited Partnership to TEPPCO Partners, L.P. Such restriction is not anticipated to preclude the Partnership from making quarterly distributions to Unitholders of at least $0.75 per Unit during the remainder of 1996.

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

OTHER MATTERS - (CONTINUED)

policies thereunder, and claims for damages to property or persons resulting from the operations of the pipeline system could result in substantial costs and liabilities to the Partnership.

   The Company was involved in eight lawsuits, filed in 1988 and 1989, in the United States District Court of the Southern District of Indiana, New Albany Division, alleging various injuries to the health and property of persons living near the Partnership's Seymour, Indiana, terminal. During 1995 and early 1996, the Company settled six of the eight Seymour cases. The last two cases were settled in April 1996.

   The IDEM has approved the remedial investigation phase II sampling plan for the Seymour terminal. The phase II sampling plan is part of the Agreed Order entered into between the Partnership and IDEM that will ultimately result in a remediation program for any on-site and off-site environmental problems attributable to the Partnership's operations at Seymour. In the opinion of the general partner, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        Exhibit
        Number         Description
        ------         -----------
          27           Financial Data Schedule as of and for the six months ended June 30, 1996.

   (b)  Reports on Form 8-K:  None

Items 1, 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

                                   SIGNATURE

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED DULY AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL OFFICER.


                                  TEPPCO Partners, L.P.
                                  (Registrant)

                                  By: Texas Eastern Products Pipeline Company
                                      General Partner



                                           /s/ CHARLES H. LEONARD
                                  ----------------------------------------------
                                               Charles H. Leonard
                                  Sr. Vice President and Chief Financial Officer





Date: August 6, 1996

                          INDEX TO EXHIBITS



Exhibit 27 -- Financial Data Schedule