Form 10-Q
period 1996-09-30
TEPPCO PARTNERS LP
filed 1996-11-06
CIK 857644

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

             FOR THE QUARTER ENDED SEPTEMBER 30, 1996


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No
                                                     -----      -----
================================================================================

                         Part I. Financial Information

Item 1. Financial Statements

                             TEPPCO Partners, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        September 30,       December 31,
                                                                            1996                 1995
                                                                         ------------       ------------
                                                                         (Unaudited)

                                                          ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $   28,027         $   39,663
  Short-term investments  . . . . . . . . . . . . . . . . . . . . . .         25,737             18,587
  Accounts receivable, trade  . . . . . . . . . . . . . . . . . . . .         14,290             20,031
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,073             22,911
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,105              3,145
                                                                          ----------         ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . .         92,232            104,337
                                                                          ----------         ----------
Property, plant and equipment, at cost (Net of accumulated
   depreciation and amortization of $144,644 and $128,927)  . . . . .        545,082            533,470
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,013             16,672
Restricted investments held in trust  . . . . . . . . . . . . . . . .              -             10,553
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,606              4,883
                                                                          ----------         ----------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  654,933         $  669,915
                                                                          ==========         ==========

                                            LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Current maturities, First Mortgage Notes  . . . . . . . . . . . . .     $   13,000         $   10,000
  Accounts payable and accrued liabilities  . . . . . . . . . . . . .          6,559             12,224
  Accounts payable, general partner . . . . . . . . . . . . . . . . .          3,527              3,001
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . .          2,384             11,232
  Other accrued taxes . . . . . . . . . . . . . . . . . . . . . . . .          5,496              5,353
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,130              6,221
                                                                          ----------         ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . .         38,096             48,031
                                                                          ----------         ----------
First Mortgage Notes  . . . . . . . . . . . . . . . . . . . . . . . .        326,512            339,512
Other liabilities and deferred credits  . . . . . . . . . . . . . . .          3,282              3,170
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .          2,900              2,821
Partners' capital:
  General partner's interest  . . . . . . . . . . . . . . . . . . . .          4,267              3,561
  Limited partners' interests . . . . . . . . . . . . . . . . . . . .        279,876            272,820
                                                                          ----------         ----------
    Total partners' capital   . . . . . . . . . . . . . . . . . . . .        284,143            276,381
                                                                          ----------         ----------
    Total liabilities and partners' capital   . . . . . . . . . . . .     $  654,933         $  669,915
                                                                          ==========         ==========


          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                           Three Months       Three Months     Nine Months      Nine Months
                                              ended              ended            ended            ended
                                          September 30,      September 30,    September 30,    September 30,
                                               1996               1995            1996             1995
                                          -------------      -------------    ------------     -------------
Operating revenues:
  Transportation - Refined products . .     $  26,691         $   26,140        $  74,913       $   72,419
  Transportation - LPGs . . . . . . . .        14,759             11,350           54,342           44,424
  Gain on sale of inventory . . . . . .            44                 44            3,616            4,099
  Mont Belvieu operations . . . . . . .         2,741              3,651            8,359           10,074
  Other . . . . . . . . . . . . . . . .         5,293              5,105           16,093           14,919
                                            ---------         ----------        ---------       ----------
      Total operating revenues  . . . .        49,528             46,290          157,323          145,935
                                            ---------         ----------        ---------       ----------
Costs and expenses:
  Operating, general and administrative        24,340             26,008           70,610           68,022
  Depreciation and amortization . . . .         5,912              5,798           17,805           17,410
  Taxes - other than income taxes . . .         1,827                776            6,426            5,696
                                            ---------         ----------        ---------       ----------
      Total costs and expenses  . . . .        32,079             32,582           94,841           91,128
                                            ---------         ----------        ---------       ----------
      Operating income  . . . . . . . .        17,449             13,708           62,482           54,807
Interest expense, First Mortgage Notes         (8,685)            (8,930)         (26,237)         (26,915)
Interest costs capitalized  . . . . . .           323                243              703              670
Other income - net  . . . . . . . . . .         1,410              1,446            4,290            4,266
                                            ---------         ----------        ---------       ----------
      Income before minority interest .        10,497              6,467           41,238           32,828
Minority interest . . . . . . . . . . .          (105)               (66)            (416)            (332)
                                            ---------         ----------        ---------       ----------
      Net income  . . . . . . . . . . .     $  10,392         $    6,401        $  40,822       $   32,496
                                            =========         ==========        =========       ==========
      Net income per Unit . . . . . . .     $    0.65         $     0.43        $    2.64       $     2.16
                                            =========         ==========        =========       ==========


          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Nine Months         Nine Months
                                                                            ended               ended
                                                                        September 30,       September 30,
                                                                            1996                 1995
                                                                        -------------       -------------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   40,822         $   32,496
  Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . .         17,805             17,410
      Decrease in accounts receivable, trade  . . . . . . . . . . . .          5,741              4,369
      Decrease in inventories . . . . . . . . . . . . . . . . . . . .          2,838              6,177
      Increase in other current assets  . . . . . . . . . . . . . . .           (960)            (3,058)
      Decrease in accounts payable and accrued expenses . . . . . . .        (12,935)           (11,225)
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            878              1,000
                                                                          ----------         ----------
        Net cash provided by operating activities   . . . . . . . . .         54,189             47,169
                                                                          ----------         ----------
Cash flows from investing activities:
  Proceeds from investments . . . . . . . . . . . . . . . . . . . . .         10,879             58,258
  Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (14,436)           (57,873)
  Insurance proceeds related to damaged asset . . . . . . . . . . . .             --              9,750
  Restricted investments designated for property additions  . . . . .         10,553            (10,168)
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .        (29,424)           (19,469)
                                                                          ----------         ----------
        Net cash used in investing activities   . . . . . . . . . . .        (22,428)           (19,502)
                                                                          ----------         ----------
Cash flows from financing activities:
  Principal payment, First Mortgage Notes . . . . . . . . . . . . . .        (10,000)            (7,000)
  Distributions . . . . . . . . . . . . . . . . . . . . . . . . . . .        (33,397)           (29,532)
                                                                          ----------         ----------
        Net cash used in financing activities   . . . . . . . . . . .        (43,397)           (36,532)
                                                                          ----------         ----------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . .        (11,636)            (8,865)

Cash and cash equivalents at beginning of period  . . . . . . . . . .         39,663             28,567
                                                                          ----------         ----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . .     $   28,027         $   19,702
                                                                          ==========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest) . . . .     $   33,963         $   34,812
                                                                          ==========         ==========


          See accompanying Notes to Consolidated Financial Statements.

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

   The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of September 30, 1996, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of results of operations for the full year 1996. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts for the prior year period have been reclassified to conform to the current presentation.

   Net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Units outstanding (a total of 14,500,000 Units as of September 30, 1996). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 6). The general partner was allocated 6.35% and 3.67% of net income for the nine months ended September 30, 1996 and 1995, respectively.

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

NOTE 3. INVESTMENTS

SHORT-TERM INVESTMENTS

   The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash and cash equivalents. At September 30, 1996, short-term investments included $25.7 million of investment-grade medium-term corporate debt securities, which mature within one year. All short-term investments are stated at amortized cost, which approximates the aggregate fair value at September 30, 1996, and are classified as held-to-maturity securities.

                             TEPPCO Partners, L.P.

                                  (Unaudited)


LONG-TERM INVESTMENTS

   At September 30, 1996, the Partnership had $13.0 million invested in investment-grade medium-term corporate debt securities, which have varying maturities from 1997 through 2001. These securities are classified as held-to-maturity securities and are stated at amortized cost. At September 30, 1996, the aggregate fair value and unrealized gain for these securities was $13.1 million and $0.1 million, respectively.

NOTE 4. FIRST MORTGAGE NOTES

   In connection with its formation, TE Products Pipeline Company, Limited Partnership issued 9.60% Series A First Mortgage Notes, due 2000, and 10.20% Series B First Mortgage Notes, due 2010 (collectively the "Notes"). The Notes, which are secured by a mortgage on substantially all property, plant and equipment of the Partnership, have mandatory annual prepayments at par through March 7, 2010. Interest is payable semiannually on each March 7 and September 7 until retirement of the Notes. On March 7, 1996, the Partnership paid $10.0 million for current maturities due on the Notes. At September 30, 1996, the current maturities of the Notes were $13.0 million, which is payable on March 7, 1997.

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

NOTE 5. INVENTORIES

   Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                                                         September 30,       December 31,
                                                                             1996                1995
                                                                         -------------       ------------
                   Gasolines  . . . . . . . . . . . . . . . . . . . . . .    $1,241           $   4,582
                   Propane  . . . . . . . . . . . . . . . . . . . . . . .     7,044               6,624
                   Butanes  . . . . . . . . . . . . . . . . . . . . . . .     6,687               6,868
                   Fuel oils  . . . . . . . . . . . . . . . . . . . . . .       362                 548
                   Other products   . . . . . . . . . . . . . . . . . . .     1,648               1,440
                   Materials and supplies   . . . . . . . . . . . . . . .     3,091               2,849
                                                                              -----           ---------
                          Total   . . . . . . . . . . . . . . . . . . . .   $20,073           $  22,911
                                                                            =======           =========

   The costs of inventories were lower than market at September 30, 1996, and December 31, 1995.

NOTE 6. CASH DISTRIBUTIONS

   The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion or as required by the terms of the Notes.

   On August 9, 1996, the Partnership paid the second quarter cash distribution of $0.75 per Unit to Unitholders of record on July 31, 1996. Additionally, on October 17, 1996, the Partnership declared a cash distribution of $0.75 per Unit for the quarter ended September 30, 1996. The third quarter distribution is payable on November 8, 1996, to Unitholders of record on October 31, 1996.

                             TEPPCO Partners, L.P.

                                  (Unaudited)


   The Company receives incremental incentive distributions of 15%, 25% and 50% on quarterly distributions of Available Cash that exceed $0.55, $0.65 and $0.90 per Unit, respectively. During the nine months ended September 30, 1996 and 1995, incentive distributions paid to the Company totaled $1.6 million and $0.7 million, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

   The Indiana Department of Environmental Management (IDEM) has approved a remedial investigation phase II sampling plan for the Partnership's Seymour, Indiana, terminal. The phase II sampling plan is part of the Agreed Order entered into between the Partnership and IDEM that will ultimately result in a remediation program for any on-site and off-site environmental problems attributable to the Partnership's operations at Seymour. In the opinion of the general partner, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership.

   The Partnership is involved in various other claims and legal proceedings incidental to its business. In the opinion of management, these claims and legal proceedings will not have a material adverse effect on the Partnership's consolidated financial position or results of operations.

   The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes the operations of the pipeline system are in general compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the pipeline system, could result in substantial costs and liabilities to the Partnership. At September 30, 1996, the Partnership had $2.7 million included in accrued liabilities for environmental remediation programs at certain facilities. The Partnership expects this amount will be paid during 1996 and 1997. The completion of these programs is not expected to have a future material adverse impact on the Partnership.

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

   Net income for the quarter ended September 30, 1996 was $10.4 million, compared with net income of $6.4 million for the 1995 third quarter. Operating revenues increased $3.2 million to $49.5 million, compared with revenues of $46.3 million during the third quarter of 1995. Costs and expenses decreased $0.5 million as a result of lower operating, general and administrative expenses, which included a $4.5 million charge during the 1995 third quarter for the settlement of certain litigation and remediation costs at the Partnership's Seymour, Indiana, terminal, partially offset by a $1.1 million increase in taxes - other than income taxes, during the 1996 third quarter.

   Net income for the nine months ended September 30, 1996 increased $8.3 million to $40.8 million, compared with net income of $32.5 million for the nine months ended September 30, 1995, due primarily to a $11.4 million increase in operating revenues and a $0.7 million decrease in interest expense, partially offset by a $3.7 million increase in costs and expenses.

   See volume and average tariff information below:


                                                  QUARTER ENDED                     NINE MONTHS ENDED
                                                  SEPTEMBER 30,    PERCENTAGE          SEPTEMBER 30,   PERCENTAGE
                                               -----------------    INCREASE      --------------------  INCREASE
                                                 1996      1995    (DECREASE)        1996       1995   (DECREASE)
                                               --------  --------  ----------     ---------   -------- ----------
      VOLUMES DELIVERED
      (in thousands of barrels)
        Refined products                        30,646     29,531         4%        87,187     82,328        6%
        LPGs                                     8,712      6,779        29%        28,866     25,893       11%
        Mont Belvieu operations                  5,778      8,511       (32%)       17,124     22,548      (24%)
                                               -------    -------    -------      --------   --------   -------
           Total                                45,136     44,821         1%       133,177    130,769        2%
                                               =======    =======    =======      ========   ========   =======

       AVERAGE TARIFF PER BARREL
        Refined products                       $  0.87    $ 0.89         (2%)      $ 0.86     $ 0.88        (2%)
        LPGs                                      1.69      1.67          1%         1.88       1.72         9%
        Mont Belvieu operations                   0.14      0.15         (7%)        0.16       0.14        14%
           Average system tariff per barrel    $  0.94    $ 0.87          8%       $ 0.99     $ 0.92         8%

   Refined products transportation revenues increased $0.6 million for the quarter ended September 30, 1996, compared with the prior-year quarter, as a result of higher deliveries of jet fuel, motor fuel, and distillates. The increase in jet fuel volumes delivered resulted from the completion of the pipeline connection to the United States Air Force Base at Little Rock, Arkansas, in June 1996 and higher demand from commercial airlines in the Midwest. Motor fuel and distillate deliveries increased from the prior year due to higher demand in the Central and Midwest market areas. These increases were partially offset by lower demand for methyl tertiary butyl ether (MTBE) and gasoline blend stocks in the Chicago market area.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (CONTINUED)

   LPGs transportation revenues increased during the quarter ended September 30, 1996, compared with the third quarter of 1995, as a result of a $4.5 million increase in propane revenue, partially offset by a $1.1 million decrease in butane revenue. Lower inventory levels in the Northeast region, favorable price differentials and increased agricultural demand in the Midwest region and higher demand along the upper Texas Gulf Coast resulted in higher propane deliveries throughout the pipeline system. Butane deliveries decreased in the 1996 third quarter due to increased Canadian supply imported into the Midwest and the shut down of a refinery served by the pipeline system in the Northeast.

   For the nine months ended September 30, 1996, refined products transportation revenues increased $2.5 million, compared with the corresponding period in 1995, due to a 6% increase in volumes delivered, partially offset by a 2% decrease in average tariff per barrel. Increased motor fuel and distillate deliveries resulted from growing local economies in areas served by the Partnership. Jet fuel deliveries increased as a result of continued higher demand from commercial airlines, and the completion of the pipeline connection to the United States Air Force Base at Little Rock in 1996. These increases were partially offset by lower deliveries of reformulated gasoline, MTBE and gasoline blend stocks in the Midwest. The decrease in the average tariff per barrel was attributable to higher short-haul deliveries of MTBE at the Partnership's marine terminal near Beaumont, Texas.

   LPGs transportation revenues increased $9.9 million during the nine months ended September 30, 1996, compared with the same period in 1995, as a result of a 11% increase in volumes delivered and a 9% increase in the LPGs average tariff per barrel. Volumes delivered increased due primarily to higher long-haul propane deliveries attributable to the colder winter in the upper Midwest and Northeast, lower inventory supplies and favorable price differentials. The increase in propane deliveries was partially offset by lower butane deliveries due to increased Canadian supply imported into the Midwest and the shutdown of a refinery in the Northeast. The 9% increase in the LPGs average tariff per barrel resulted from lower short-haul propane deliveries along the upper Texas Gulf Coast, coupled with an increase in long-haul propane deliveries.

   Revenues generated from Mont Belvieu operations decreased during both the quarter and nine months ended September 30, 1996, compared with the corresponding periods in 1995, due primarily to lower storage revenues and lower terminaling fees on butane received into the system. Lower inventory levels along the upper Texas Gulf Coast resulted in decreased demand for Mont Belvieu operations shuttle deliveries. Higher contract deliveries, which generally carry lower tariffs, resulted in the lower average tariff per barrel of shuttle deliveries during the third quarter of 1996.

   Gains on the sale of inventory decreased $0.5 million during the nine months ended September 30, 1996, compared with the same period during 1995, as a result of lower volumes of product sold during the first six months of 1996.

   Other operating revenues increased $1.2 million during the first nine months of 1996, compared to the same period in 1995, due to increased propane imports at the Providence, Rhode Island, marine terminal attributable to colder winter weather in the Northeast and increased refined products terminaling revenues. These increases were partially offset by lower butane storage revenue in the Midwest and lower barge receipts at the Partnership's marine terminal near Beaumont, Texas.

   Costs and expenses decreased $0.5 million during the third quarter of 1996, compared with the prior year quarter, due primarily to a $1.7 million decrease in operating, general and administrative expenses, partially offset by a $1.1 million increase in taxes - other than income taxes. The decrease in operating, general and administrative expenses reflects the $4.5 million charge during the 1995 third quarter related to the settlement of certain environmental remediation costs at the Partnership's Seymour, Indiana, terminal. The decrease resulting from the 1995 special

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (CONTINUED)

charge was offset by higher throughput-related power costs, increased contract labor used for system maintenance and increased benefits and labor costs in 1996. The increase in other taxes was primarily attributable to a $0.9 million adjustment recorded during the 1995 third quarter related to the reclassification of the Partnership as a non-utility for Ohio property taxes.

   Costs and expenses increased $3.7 million during the nine month period ended September 30, 1996, compared with the corresponding period in 1995, due to a $2.6 million increase in operating, general and administrative expenses, a $0.7 million increase in taxes - other than income taxes, and a $0.4 million increase in charges for depreciation and amortization. The increase in operating, general and administrative expenses was primarily due to a $1.9 million increase in power costs due to higher mainline transportation volumes, increased system maintenance and increased labor and benefits costs, partially offset by the $4.5 million special charge recorded in 1995. Other taxes increased as a result of the adjustment recorded in 1995 related to the filing status change for Ohio. Increased depreciation and amortization charges reflects an increased property base resulting from higher capital expenditures.

   Interest expense decreased during both the quarter and nine-month periods in 1996, compared with the same periods in 1995, due to principal payments on the First Mortgage Notes of $7.0 million and $10.0 million in March 1995 and 1996, respectively.

FINANCIAL CONDITION AND LIQUIDITY

   Net cash from operations increased $7.0 million to $54.2 million for the nine-month period ended September 30, 1996, compared with $47.2 million for the corresponding period in 1995. The increase was attributable to an $8.7 million increase in income before charges for depreciation and amortization during the 1996 period, which was partially offset by a $1.7 million decrease in other working capital changes. Net cash from operations for the nine months ended September 30, 1996 and 1995 reflect semi-annual interest payments related to the Notes of $34.7 million and $35.5 million, respectively.

   Cash flows used in investing activities during the first nine months of 1996 included additional investments of $14.4 million, partially offset by matured investments of $10.9 million. Cash flows used in investing activities during the first nine months of 1995 included additional investments of $57.9 million, offset by $58.3 million of matured investments. Interest income earned on all investments is included in cash from operations.

   During the first quarter of 1995, the Partnership received $9.8 million in insurance proceeds related to the failure of a LPGs storage cavern in Ohio during April 1993. Pursuant to the agreements relating to the Notes, these proceeds were placed in a trust account and were invested in discounted commercial paper. The proceeds and interest income were released by the trustee during August 1996 after storage and capacity modifications were completed along the pipeline system to replace the reduced storage capacity of the failed storage cavern in Ohio.

   Capital expenditures totaled $29.4 million during the nine-month period ended September 30, 1996, compared with capital expenditures of $19.5 million for the same period in 1995. The increase in capital expenditures during 1996 reflects higher spending for system expansion projects including the completion of facilities to deliver jet fuel to the United States Air Force Base at Little Rock, Arkansas, and projects to expand the capacity to receive additional product from a refinery near Shreveport, Louisiana, and to increase the mainline capacity by 50,000 barrels per day to serve the Midwest market area. Capital expenditures for the full year of 1996 are expected to total approximately $50.0 million (including capitalized interest of $0.9 million). Approximately $16.0 million of fourth quarter 1996 expenditures will be used for the above expansion projects, with the remaining amount used for other revenue-generating and system integrity projects. The Partnership revises capital spending periodically

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY - (CONTINUED)

in response to changes in cash flows and operations.

   The Partnership paid cash distributions of $33.4 million during the nine months ended September 30, 1996. Additionally, on October 17, 1996, the Partnership declared a cash distribution of $0.75 per Unit for the three months ended September 30, 1996. The third quarter cash distribution is payable on November 8, 1996 to Unitholders of record on October 31, 1996.

   The Notes, which are secured by a mortgage on substantially all property, plant and equipment of the Partnership, require annual principal payments through March 2010. Interest is payable semi-annually on March 7 and September
7. Cash and cash equivalents were reduced by the $10.0 million principal payment related to the Notes on March 7, 1996. At September 30, 1996, the current maturities of the Notes were $13.0 million. The note agreement relating to the Notes limits the amount of cash distributions that can be made by TE Products Pipeline Company, Limited Partnership to TEPPCO Partners, L.P. Such restriction is not anticipated to preclude the Partnership from making quarterly distributions to Unitholders of at least $0.75 per Unit during the remainder of 1996.

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

   The IDEM has approved a remedial investigation phase II sampling plan for the Partnership's Seymour, Indiana, terminal. The phase II sampling plan is part of the Agreed Order entered into between the Partnership and IDEM that will ultimately result in a remediation program for any on-site and off-site environmental problems attributable to the Partnership's operations at Seymour. In the opinion of the general partner, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        Exhibit
        Number                   Description
        -------                  -----------
          27                     Financial Data Schedule as of and for the nine
                                 months ended September 30, 1996.


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


                                        TEPPCO Partners, L.P.
                                           (Registrant)

                                        By: Texas Eastern Products Pipeline
                                            Company General Partner



                                        CHARLES H. LEONARD
                                        -----------------------------------
                                               Charles H. Leonard
                                        Sr. Vice President, Chief Financial
                                              Officer and Treasurer





Date: November 6, 1996

                              INDEX TO EXHIBITS


        Exhibit
        Number                   Description
        -------                  -----------
          27                     Financial Data Schedule as of and for the nine
                                 months ended September 30, 1996.