Form 10-K405
period 1996-12-31
TEPPCO PARTNERS LP
filed 1997-02-21
CIK 857644

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 1-10403

                             TEPPCO PARTNERS, L.P.

             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                          76-0291058
   (State of Incorporation or Organization)            (I.R.S. Employer Identification Number)

                               2929 ALLEN PARKWAY
                                 P.O. BOX 2521
                           HOUSTON, TEXAS 77252-2521
          (Address of principal executive offices, including zip code)

                                 (713) 759-3636
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                                  WHICH REGISTERED
             -------------------                              ------------------------
 Units representing Limited Partner Interests                  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At February 13, 1997 the aggregate market value of the registrant's Units held by non-affiliates was $589,029,671, which was computed using the average of the high and low sales prices of the Units on February 13, 1997.

     Units outstanding as of February 13, 1997: 14,500,000.

================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
ITEMS 1 & 2.  Business and Properties.....................................   1
ITEM  3.      Legal Proceedings...........................................   9
ITEM  4.      Submission of Matters to a Vote of Security Holders.........  10

                                    PART II
ITEM  5.      Market for Registrant's Units and Related Unitholder
                Matters...................................................  10
ITEM  6.      Selected Financial Data.....................................  11
ITEM  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................  12
ITEM  8.      Financial Statements and Supplementary Data.................  17
ITEM  9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  17

                                   PART III
ITEM 10.      Directors and Executive Officers of the Registrant..........  17
ITEM 11.      Executive Compensation......................................  19
ITEM 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................  23
ITEM 13.      Certain Relationships and Related Transactions..............  24

                                    PART IV
ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................  25

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

     TEPPCO Partners, L.P. is a Delaware limited partnership that was formed on March 7, 1990 to own and operate through TE Products Pipeline Company, Limited Partnership (collectively the "Partnership"), the refined petroleum products and liquefied petroleum gases (LPGs) pipeline business of Texas Eastern Products Pipeline Company and Subsidiary Companies (the "Company" or "General Partner"), a Delaware corporation. The Company, a wholly owned subsidiary of PanEnergy Corp (PanEnergy), is the general partner of the Partnership.

     The Company, as general partner, performs all management and operating functions required for the Partnership pursuant to the Agreements of Limited Partnership of TEPPCO Partners, L.P. and TE Products Pipeline Company, Limited Partnership (the "Partnership Agreements"). The Company owns an effective combined 2% general partner's interest in the Partnership. In connection with the Partnership formation, the Company received 1,250,000 Deferred Participation Interests (DPIs), which represents an effective 8.45% limited partner interest in the Partnership. Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss. As of December 31, 1996, 94% of the DPIs have been converted into an equal number of Units, and the balance of such DPIs may be converted immediately prior to the sale of the DPIs by the Company. Pursuant to its Partnership Agreement, the Partnership has registered the resale of such Units with the Securities and Exchange Commission. Such Units may be sold from time to time on the New York Stock Exchange or otherwise at prices and terms then prevailing or in negotiated transactions. As of December 31, 1996, no such Units had been sold by the Company.

     The Partnership is one of the largest pipeline common carriers of refined petroleum products and LPGs in the United States. The Partnership owns and operates an approximate 4,300-mile pipeline system (together with the receiving, storage and terminaling facilities mentioned below, the "Pipeline System" or "Pipeline" or "System") extending from southeast Texas through the central and midwestern United States to the northeastern United States. The Pipeline System includes delivery terminals along the Pipeline for outloading product to other pipelines, tank trucks, rail cars or barges, as well as substantial storage capacity at Mont Belvieu, Texas, the largest LPGs storage complex in the United States, and at other locations. The Partnership also owns two marine receiving terminals, one near Beaumont, Texas, and the other at Providence, Rhode Island. The Providence terminal is not physically connected to the Pipeline. As an interstate common carrier, the Pipeline System offers interstate transportation services, pursuant to tariffs filed with the Federal Energy Regulatory Commission (FERC), to any shipper of refined petroleum products and LPGs who requests such services, provided that the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. In addition to the revenues received by the Pipeline System from its interstate tariffs, it also receives revenues from the shuttling of LPGs between refinery and petrochemical facilities on the upper Texas Gulf Coast and ancillary transportation, storage and marketing services at key points along the System. Substantially all the petroleum products transported and stored in the Pipeline System are owned by the Partnership's customers. Petroleum products are received at terminals located principally on the southern end of the Pipeline System, stored, scheduled into the Pipeline in accordance with customer nominations and shipped to delivery terminals for ultimate delivery to the final distributor (e.g., gas stations and retail propane distribution centers) or to other pipelines. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of petroleum products. The Pipeline System is the only pipeline that transports LPGs to the Northeast.

OPERATIONS

     The Partnership conducts business and owns properties located in 12 states. Products are transported in liquid form from the upper Texas Gulf Coast through two parallel underground pipelines that extend to Seymour, Indiana. From Seymour, segments of the Pipeline System extend to the Chicago, Illinois; Lima,

Ohio; Selkirk, New York; and Philadelphia, Pennsylvania, areas. The Pipeline System east of Todhunter, Ohio, is dedicated solely to LPGs transportation and storage services.

     The Pipeline System includes 31 storage facilities with an aggregate storage capacity of 13 million barrels of refined petroleum products and 38 million barrels of LPGs, including storage capacity leased to outside parties, as well as 21 product delivery terminals. In addition, the Pipeline System makes deliveries to terminals and storage facilities owned by third parties.

     The Pipeline System's operations include truck delivery terminals for both refined products and LPGs. Transportation to end users from the terminals is conducted principally by trucking operations owned or contracted for by the Partnership's customers. The costs associated with transporting products from a loading terminal to end users limit the markets that can be economically served by any terminal. Certain refined petroleum products are also received from and delivered into ships and barges at the Partnership's marine terminal near Beaumont, Texas and into barges at the Partnership's terminal at Helena, Arkansas. Also, the Pipeline System's operations include rail delivery facilities for LPGs at various locations. The Partnership receives LPGs from ocean-going tankers owned by others at its Providence, Rhode Island, terminal.

PIPELINE SYSTEM

     The Pipeline System is comprised of a 20-inch diameter line extending in a generally northeasterly direction from Baytown, Texas (located approximately 30 miles east of Houston), to a point in southwest Ohio near Lebanon and Todhunter. A second line, which also originates at Baytown, is 16 inches in diameter until it reaches Beaumont, Texas, at which point it reduces to a 14-inch diameter line. This second line extends along the same path as the 20-inch diameter line to the Pipeline System's terminal in El Dorado, Arkansas, before continuing as a 16-inch diameter line to Seymour, Indiana. The Pipeline System also has smaller diameter lines that extend laterally from El Dorado to Helena and Arkansas City, Arkansas, from Tyler, Texas, to El Dorado and from McRae, Arkansas, to West Memphis, Arkansas. The lines from El Dorado to Helena and Arkansas City have 10-inch diameters. The line from Tyler to El Dorado varies in diameter from 8 inches to 10 inches. The line from McRae to West Memphis has a 12-inch diameter. The Pipeline System also includes a 14-inch diameter line from Seymour, Indiana, to Chicago, Illinois, and a 10-inch diameter line running from Lebanon to Lima, Ohio. This 10-inch diameter pipeline connects to the Buckeye Pipe Line Company system that serves, among others, markets in Michigan and eastern Ohio. Also, the Pipeline System has a 6-inch diameter pipeline connection to the Greater Cincinnati/Northern Kentucky International Airport and a 8-inch diameter pipeline connection to the Houston Intercontinental Airport. In addition, there are numerous smaller diameter lines associated with the gathering and distribution system.

     The Pipeline System continues eastward from Todhunter, Ohio, to Greensburg, Pennsylvania, at which point it branches into two segments, one ending in Selkirk, New York (near Albany), and the other ending at Marcus Hook, Pennsylvania (near Philadelphia). The Pipeline east of Todhunter and ending in Selkirk is an 8-inch diameter line, whereas the line starting at Greensburg and ending at Marcus Hook varies in diameter from 6 inches to 8 inches. East of Todhunter, Ohio, the Partnership transports only LPGs through the Pipeline.

     The Pipeline System has been constructed and is in general compliance with applicable federal, state and local laws and regulations, and accepted industry standards and practices. The Partnership performs regular maintenance on all the facilities of the Pipeline System and has an ongoing process of inspecting segments of the Pipeline System and making repairs and replacements when necessary or appropriate. In addition, the Partnership conducts periodic air patrols of the Pipeline System to monitor pipeline integrity and third-party right of way encroachments.

TITLE TO PROPERTIES

     The Partnership believes it has satisfactory title to all of its assets. Although such properties are subject to liabilities in certain cases, such as customary interests generally contracted in connection with acquisition of the properties, liens for taxes not yet due, easements, restrictions, and other minor encumbrances, the Partnership believes none of such burdens materially detracts from the value of such properties or from the

Partnership's interest therein or will materially interfere with their use in the operation of the Partnership's business. Substantially all of the property, plant and equipment of the Partnership is subject to a mortgage. See Note 7 of the Notes to Consolidated Financial Statements of the Partnership included elsewhere in this report.

MAJOR BUSINESS SECTOR MARKETS

     The Pipeline System's major operations are the transportation, storage and terminaling of refined petroleum products and LPGs along its mainline system, and the storage and short-haul transportation of LPGs associated with its Mont Belvieu operations. Product deliveries, in millions of barrels (MMBbls) on a regional basis, over the last three years were as follows:

                                                            PRODUCT DELIVERIES (MMBbls)
                                                              YEARS ENDED DECEMBER 31,
                                                            ----------------------------
                                                             1996       1995       1994
                                                            ------     ------     ------
Refined Products Transportation:
  Central(1)..............................................    66.9       60.6       56.2
  Midwest(2)..............................................    28.7       29.3       26.1
  Ohio and Kentucky.......................................    19.7       20.3       25.0
                                                             -----      -----      -----
          Subtotal........................................   115.3      110.2      107.3
                                                             -----      -----      -----
LPGs Mainline Transportation:
  Central, Midwest and Kentucky(1)(2).....................    24.6       23.3       20.0
  Ohio and Northeast(3)...................................    17.0       15.0       16.6
                                                             -----      -----      -----
          Subtotal........................................    41.6       38.3       36.6
                                                             -----      -----      -----
Mont Belvieu Operations:
  LPGs....................................................    22.5       30.1       28.7
                                                             -----      -----      -----
          Total Product Deliveries........................   179.4      178.6      172.6
                                                             =====      =====      =====

---------------

(1) Arkansas, Louisiana, Missouri and Texas.

(2) Illinois and Indiana.

(3) New York and Pennsylvania.

     The mix of products delivered varies seasonally, with gasoline demand generally stronger in the spring and summer months and LPGs demand generally stronger in the fall and winter months. Weather and economic conditions in the geographic areas served by the Pipeline System also affect the demand for and the mix of the products delivered.

     Refined products and LPGs deliveries over the last three years were as follows:

                                                            PRODUCT DELIVERIES (MMBbls)
                                                              YEARS ENDED DECEMBER 31,
                                                            ----------------------------
                                                             1996       1995       1994
                                                            ------     ------     ------
Refined Products Transportation:
  Gasoline................................................    65.4       64.1       67.3
  Jet Fuels...............................................    20.7       18.1       14.9
  Middle Distillates(1)...................................    23.2       22.4       23.3
  MTBE/Toluene............................................     6.0        5.6        1.8
                                                             -----      -----      -----
          Subtotal........................................   115.3      110.2      107.3
                                                             -----      -----      -----
LPGs Mainline Transportation:
  Propane.................................................    35.2       29.1       28.9
  Butanes.................................................     6.4        9.2        7.7
                                                             -----      -----      -----
          Subtotal........................................    41.6       38.3       36.6
                                                             -----      -----      -----
Mont Belvieu Operations:
  LPGs....................................................    22.5       30.1       28.7
                                                             -----      -----      -----
          Total Product Deliveries........................   179.4      178.6      172.6
                                                             =====      =====      =====

---------------

(1) Primarily diesel fuel, heating oil and other middle distillates.

  Refined Petroleum Products Transportation

     The Pipeline System transports refined petroleum products from the upper Texas Gulf Coast, eastern Texas and southern Arkansas to the Central and Midwest regions of the United States with deliveries in Texas, Louisiana, Arkansas, Missouri, Illinois, Kentucky, Indiana and Ohio. At these points, refined petroleum products are delivered to Partnership-owned terminals, connecting pipelines and customer-owned terminals. The volume of refined petroleum products transported by the Pipeline System is directly affected by the demand for such products in the geographic regions the System serves. Such market demand varies based upon the different end uses to which the refined products deliveries are applied. Demand for gasoline, which accounts for a substantial portion of the volume of refined products transported through the Pipeline System, depends upon price, prevailing economic conditions and demographic changes in the markets served. Demand for refined products used in agricultural operations is affected by weather conditions, government policy and crop prices. Demand for jet fuel depends upon prevailing economic conditions and military usage.

     Effective January 1, 1995, the Clean Air Act Amendments of 1990 mandated the use of reformulated gasolines in nine metropolitan areas of the United States, including the Houston and Chicago areas served by the Partnership's System. A portion of the reformulated and oxygenated gasolines includes methyl tertiary butyl ether (MTBE) as a major blending component. The Partnership has invested in modifications to the System needed to allow the Partnership to achieve increased revenues from the transportation and storage of MTBE as well as other blending components used in the production of reformulated gasolines.

  LPGs Mainline Transportation

     The Pipeline System transports LPGs from the upper Texas Gulf Coast to the Central, Midwest and Northeast regions of the United States. The Pipeline System east of Todhunter, Ohio, is devoted solely to the transportation of LPGs. Since LPGs demand is generally stronger in the winter months, the Pipeline System often operates near capacity during such time. Propane deliveries are generally sensitive to the weather and meaningful year-to-year variations have occurred and will likely continue to occur.

     The Partnership's ability to serve markets in the Northeast is enhanced by its propane import terminal at Providence, Rhode Island. This facility includes a 400,000-barrel refrigerated storage tank along with ship unloading and truck loading facilities. Although the terminal is operated by the Partnership, the utilization of the terminal is committed by contract to a major propane marketer through May 2001.

  Mont Belvieu LPGs Storage and Pipeline Shuttle

     A key aspect of the Pipeline System's LPGs business is its storage and pipeline asset base in the Mont Belvieu, Texas, complex serving the fractionation, refining and petrochemical industries. The complex is the largest of its kind in the United States and provides substantial capacity and flexibility in the transportation, terminaling and storage of natural gas liquids, LPGs and olefins.

     The Partnership has 33 million barrels of LPGs storage capacity, including storage capacity leased to outside parties, at the Mont Belvieu complex. The Partnership's Mont Belvieu short-haul transportation shuttle system, consisting of a complex system of pipelines and interconnects, ties Mont Belvieu to virtually every refinery and petrochemical facility on the upper Texas Gulf Coast.

  Product Sales and Other

     The Partnership also derives revenue from the sale of product inventory, terminaling activities and other ancillary services associated with the transportation and storage of refined petroleum products and LPGs.

CUSTOMERS

     The Pipeline System's customers for the transportation of refined petroleum products include major integrated oil companies, independent oil companies and wholesalers. End markets for these deliveries are primarily (i) retail service stations, (ii) truckstops, (iii) agricultural enterprises, (iv) refineries (for MTBE and other blendstocks) and, (v) military and commercial jet fuel users.

     Propane shippers include wholesalers and retailers who, in turn, sell to commercial, industrial, agricultural and residential heating customers, as well as utilities who use propane as a fuel source. Refineries constitute the Partnership's major customers for butane and isobutane, which are used as a blendstock for gasolines and as a feedstock for alkylation units, respectively.

     At December 31, 1996, the Pipeline System had approximately 165 customers. Transportation revenues (and percentage of total revenues) attributable to the top 10 shippers were $81 million (38%), $77 million (38%), and $74 million (37%) for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996 and 1995, no single customer accounted for greater than 10% of total revenues. During 1994, billings to Marathon Oil Company, a major integrated oil company, accounted for approximately 10% of the Partnership's total revenues. Loss of a business relationship with a significant customer could have an adverse affect on the consolidated financial position and results of operations of the Partnership.

COMPETITION

     The Pipeline System conducts operations without the benefit of exclusive franchises from government entities. Interstate common carrier transportation services are provided through the System pursuant to tariffs filed with the FERC.

     Because pipelines are generally the lowest cost method for intermediate and long-haul overland movement of refined petroleum products and LPGs, the Pipeline System's most significant competitors (other than indigenous production in its markets) are pipelines in the areas where the Pipeline System delivers products. Competition among common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. The General Partner believes the Partnership is competitive with other pipelines serving the same markets; however, comparison of different pipelines is difficult due to varying product mix and operations.

     Trucks, barges and railroads competitively deliver products in some of the areas served by the Pipeline System. Trucking costs, however, render that mode of transportation less competitive for longer hauls or larger volumes. Barge fees for the transportation of refined products are generally lower than the Partnership's tariffs. The Partnership faces competition from rail movements of LPGs in several geographic areas. The most significant area is the Northeast, where rail movements of propane from Sarnia, Canada, compete with propane moved on the Pipeline System.

CAPITAL EXPENDITURES

     Capital expenditures by the Partnership were $51.3 million for the year ended December 31, 1996. This amount includes capitalized interest of $1.4 million. Approximately $37.8 million was used for revenue-generating projects and $12.1 million for system integrity projects and for sustaining existing operations. Revenue-generating projects included $18.7 million of expenditures to provide additional capacity from a refinery near Shreveport, Louisiana, which included the replacement of approximately 54 miles of an 8-inch diameter line with a 10-inch diameter line between Shreveport and El Dorado, Arkansas. Revenue-generating projects also included $11.9 million of spending to increase mainline capacity by 50,000 barrels per day between El Dorado and Seymour, Indiana. An additional $4.3 million of 1996 spending was used to complete facilities required to deliver jet fuel to the United States Air Force Base near Little Rock, Arkansas, which became operational in June 1996.

     The Partnership estimates that capital expenditures for 1997 will be approximately $33.8 million. Approximately $9.0 million is expected to used for revenue-generating projects including $5.3 million to be used to complete the capacity expansion between Shreveport and El Dorado as well as the mainline expansion to serve the Midwest market area. An additional $2.0 million is projected to be spent to connect the pipeline system to Colonial Pipeline Company's pipeline at Beaumont, Texas. The remaining capital expenditures during 1997 will primarily be used for life-cycle replacements and to upgrade current facilities. The Partnership revises capital spending periodically in response to changes in cash flows and operations.

REGULATION

     The Partnership's interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act (ICA), the Energy Policy Act of 1992 (Act) and rules and orders promulgated pursuant thereto. FERC regulation requires that interstate oil pipeline rates be posted publicly and that these rates be "just and reasonable" and nondiscriminatory.

     Rates of interstate oil pipeline companies, like the Partnership, are currently regulated by FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year-to-year in the Producer Price Index for finished goods less 1% (PPI Index). In the alternative, an interstate oil pipeline company is allowed to support rate filings by using a cost-of-service methodology, competitive market showings, or agreements between shippers and the oil pipeline company that the rate is acceptable.

     In a June 1995 decision, the FERC disallowed the inclusion of imputed income taxes in the cost-of-service tariff filing of Lakehead Pipeline Company, Limited Partnership (Lakehead), an unrelated oil pipeline limited partnership. The FERC's decision held that Lakehead was entitled to include an income tax allowance in its cost-of-service for income attributable to corporate partners but not on income attributable to individual partners. In 1996, Lakehead reached an agreement with its shippers on all contested rates and has withdrawn its appeal of the June 1995 decision. The FERC's decision does not impact the Partnership's current rates and rate structure.

ENVIRONMENTAL MATTERS

     The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes the operations of the Pipeline System are in material compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Pipeline System, could result in substantial costs and liabilities to the Partnership.

  Water

     The Federal Water Pollution Control Act of 1972, as renamed and amended as the Clean Water Act (CWA), imposes strict controls against the discharge of oil and its derivatives into navigable waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial potential liability for the costs of removing an oil or hazardous substance spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum or its derivatives in surface waters or into the groundwater. Spill prevention control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum tank spill, rupture or leak.

     Contamination resulting from spills or release of refined petroleum products is an inherent risk within the petroleum pipeline industry. To the extent that groundwater contamination requiring remediation exists along the Pipeline System as a result of past operations, the Partnership believes any such contamination could be controlled or remedied without having a material adverse effect on the financial condition of the Partnership, but such costs are site specific, and there can be no assurance that the effect will not be material in the aggregate.

     The primary federal law for oil spill liability is the Oil Pollution Act of 1990 (OPA), which addresses three principal areas of oil pollution -- prevention, containment and cleanup, and liability. It applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, shore facilities were required to file oil spill response plans with the appropriate agency being either the United States Coast Guard, the United States Department of Transportation Office of Pipeline Safety (OPS) or the Environmental Protection Agency (EPA). The Texas Oil Spill Prevention and Response Act of 1991 (OSPRA), which also regulates the unauthorized discharge of oil from vessels and facilities, is designed to complement OPA. In order to conduct business, the owner of a regulated facility must obtain a discharge prevention and response certificate under OSPRA. Under OPA and OSPRA, responsible parties for a regulated facility from which oil is discharged may be liable for removal costs and natural resources damages. The General Partner believes that the Partnership is in material compliance with regulations pursuant to OPA and OSPRA.

     The EPA has adopted regulations that require the Partnership to have permits in order to discharge certain storm water run-off. Storm water discharge permits may also be required by certain states in which the Partnership operates. Such permits may require the Partnership to monitor and sample the effluent. The General Partner believes that the Partnership is in material compliance with effluent limitations at existing facilities.

  Air Emissions

     The operations of the Partnership are subject to the federal Clean Air Act and comparable state and local statutes. The Clean Air Act Amendments of 1990 (the "Clean Air Act") will require most industrial operations in the United States to incur future capital expenditures in order to meet the air emission control standards that are to be developed and implemented by the EPA and state environmental agencies during the next decade. Pursuant to the Clean Air Act, any Partnership facilities that emit volatile organic compounds or nitrogen oxides and are located in ozone non-attainment areas will face increasingly stringent regulations, including requirements that certain sources install the reasonably available control technology. The EPA is also required to promulgate new regulations governing the emissions of hazardous air pollutants. Some of the Partnership's facilities are included within the categories of hazardous air pollutant sources which will be affected by these regulations.

     The Clean Air Act also introduced the new concept of federal operating permits for major sources of air emissions. Under this program, one federal operating permit (a "Title V" permit) will be issued. The permit will act as an umbrella that includes all other federal, state and local preconstruction and/or operating permit provisions, emission standards, grandfathered rates, and recordkeeping, reporting, and monitoring requirements in a single document. The federal operating permit will be the tool that the public and regulatory agencies use to review and enforce a site's compliance with all aspects of clean air regulation at the federal, state and local level. The Partnership expects approximately ten of its facilities to apply for and obtain these federal operating permits in the next two years.

  Solid Waste

     The Partnership generates hazardous and non-hazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act
(RCRA) and comparable state statutes. Amendments to RCRA have required the EPA to promulgate regulations banning the land disposal of all hazardous wastes unless the wastes meet certain treatment standards or the land-disposal method meets certain waste containment criteria. In 1990, the EPA issued the Toxicity Characteristic Leaching Procedure, which substantially expanded the number of materials defined as hazardous waste. Certain wastewater and other wastes generated from the Partnership's business activities previously classified as nonhazardous are now classified as hazardous due to the presence of dissolved aromatic compounds. The Partnership has utilized waste minimization and recycling processes and has installed pre-treatment facilities to reduce the volume of its hazardous waste. The Partnership is currently permitted to utilize five regional on-site waste water treatment facilities. Operating expenses of these facilities have not had a material adverse effect on the financial position or results of operations of the Partnership.

  Superfund

     The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons who contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility and companies that disposed or arranged for the disposal of the hazardous substances found at a facility. CERCLA also authorizes the EPA and, in some instances, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Pipeline System generates wastes that may fall within CERCLA's definition of a "hazardous substance." Should a disposal facility previously used by the Partnership require clean up in the future, the Partnership may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

  Other Environmental Proceedings

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

     The Partnership received a compliance order from the Louisiana Department of Environmental Quality (DEQ) during 1994 relative to potential environmental contamination at the Partnership's Arcadia, Louisiana facility, which may be attributable to the operations of the Partnership and surrounding petroleum terminals of other companies. The Partnership has finalized a negotiated Compliance Order with DEQ that will allow the Partnership to continue with a remediation plan similar to the one previously agreed to by DEQ and implemented by the Company. In the opinion of the General Partner, the completion of the remediation program being proposed by the Partnership will not have a future material adverse impact on the Partnership.

SAFETY REGULATION

     The Partnership is subject to regulation by the United States Department of Transportation (DOT) under the Hazardous Liquid Pipeline Safety Act of 1979 (HLPSA) and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of its pipeline facilities.

HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to make certain reports and provide information as required by the Secretary of Transportation. The Partnership believes it is in material compliance with HLPSA requirements.

     The Partnership is also subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state statutes. The Partnership believes it is in material compliance with OSHA and state requirements, including general industry standards, recordkeeping requirements and monitoring of occupational exposure to benzene.

     The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require the Partnership to organize and disclose information about the hazardous materials used in its operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request. In general, the Partnership expects to increase its expenditures during the next decade to comply with higher industry and regulatory safety standards such as those described above. Such expenditures cannot be accurately estimated at this time, although the General Partner does not believe that they will have a future material adverse impact on the Partnership.

     The Partnership is subject to OSHA Process Safety Management (PSM) regulations which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable, or explosive chemicals. These regulations apply to any process which involves a chemical at or above the specified thresholds; or any process which involves a flammable liquid or gas, as defined in the regulations, stored on site in one location, in a quantity of 10,000 pounds or more. The Partnership utilizes certain covered processes and maintains storage of LPG in pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling point without benefit of chilling or refrigeration are exempt. The Partnership believes it is in material compliance with the PSM regulations.

EMPLOYEES

     The Partnership does not have any employees, officers or directors. The General Partner is responsible for the management of the Partnership. As of December 31, 1996, the General Partner had 516 employees.

ITEM 3. LEGAL PROCEEDINGS

TOXIC TORT LITIGATION -- SEYMOUR, INDIANA

     The Company has been involved in eight lawsuits, filed in 1988 and 1989, in the United States District Court for the Southern District of Indiana, New Albany Division, claiming various injuries to the health and property of persons living near the Partnership's Seymour, Indiana, terminal. During 1995, the Partnership recorded $6.4 million in provisions related in part to the settlement of the Seymour cases. Between December 1995 and April 1996, the Partnership settled the Seymour cases at amounts approximating those accrued at December 31, 1995.

OTHER LITIGATION

     In addition to the litigation discussed above, the Partnership has been, in the ordinary course of business, a defendant in various other lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. The General Partner believes that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on the Partnership's financial condition, operations or cash flows.

     For information regarding certain legal proceedings brought by the EPA and by a state agency to which the Partnership is a party, see Items 1 and 2, "Business and Properties -- Environmental Matters -- Other Environmental Proceedings."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

     The Units of the Partnership are listed and traded on the New York Stock Exchange under the symbol TPP. The high and low trading prices of the Units in 1996 and 1995, respectively, as reported in the Southwest edition of The Wall Street Journal, were as follows:

                                                               1996                        1995
                                                      ----------------------      ----------------------
                      QUARTER                           HIGH          LOW           HIGH          LOW
                      -------                           ----          ---           ----          ---
First...............................................    $37 7/8       $34 1/4       $29           $25 1/4
Second..............................................     38 1/4        34 5/8        31 3/4        27 7/8
Third...............................................     40 3/8        37            33 1/2        30 1/4
Fourth..............................................     42 1/8        38 1/8        37 1/4        32 1/4

     Based on the information received from its transfer agent and from brokers/nominees, the Company estimates the number of beneficial Unitholders of the Partnership as of February 13, 1997 to be approximately 22,040.

     The quarterly cash distributions applicable to 1995 and 1996 were as follows:

                                                                               AMOUNT
             RECORD DATE                           PAYMENT DATE               PER UNIT
             -----------                           ------------               --------
April 28, 1995.......................  May 12, 1995.........................   $0.65
July 31, 1995........................  August 11, 1995......................    0.65
October 31, 1995.....................  November 10, 1995....................    0.70
January 31, 1996.....................  February 9, 1996.....................    0.70
April 30, 1996.......................  May 10, 1996.........................    0.70
July 31, 1996........................  August 9, 1996.......................    0.75
October 31, 1996.....................  November 8, 1996.....................    0.75
January 31, 1997.....................  February 7, 1997.....................    0.75

     The Partnership makes quarterly cash distributions of its Available Cash, as defined by the Partnership Agreements. Available Cash consists generally of all cash receipts less cash disbursements and cash reserves necessary for working capital, anticipated capital expenditures and contingencies the General Partner deems appropriate and necessary.

     The Partnership is a publicly traded master limited partnership that is not subject to federal income tax. Instead, Unitholders are required to report their allocable share of the Partnership's income, gain, loss, deduction and credit, regardless of whether the Partnership makes distributions.

     Distributions of cash by the Partnership to a Unitholder will not result in taxable gain or income except to the extent the aggregate amount distributed exceeds the tax basis of the Units held by the Unitholder.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

     The following tables set forth, for the periods and at the dates indicated, selected consolidated financial and operating data for the Partnership. The financial data was derived from the consolidated financial statements of the Partnership and should be read in conjunction with the Partnership's audited consolidated financial statements included in the Index to Financial Statements on page F-1 of this report. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1996       1995       1994       1993       1992
                                          --------   --------   --------   --------   --------
                                          (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS AND OPERATING
                                                                 DATA)
INCOME STATEMENT DATA:
  Operating revenues:
     Transportation -- Refined
       products.........................  $ 98,641   $ 96,190   $ 89,442   $ 75,144   $ 70,041
     Transportation -- LPGs.............    80,219     70,576     73,458     74,270     61,385
     Gain on sale of inventory..........     3,674      4,115        966      1,848      2,524
     Mont Belvieu operations............    11,811     13,570     12,290     12,611     13,144
     Other..............................    21,680     19,265     21,146     19,761     19,128
                                          --------   --------   --------   --------   --------
          Total operating revenues......   216,025    203,716    197,302    183,634    166,222
  Operating expenses....................   105,182    103,938     94,337     88,257     83,693
  Depreciation and amortization.........    23,409     23,286     23,063     23,485     23,535
                                          --------   --------   --------   --------   --------
  Operating income......................    87,434     76,492     79,902     71,892     58,994
  Interest expense -- net...............   (33,534)   (34,987)   (36,076)   (36,242)   (36,600)
  Other income -- net...................     4,748      5,212      2,714      1,502      2,462
                                          --------   --------   --------   --------   --------
  Income before cumulative effect of
     accounting change..................    58,648     46,717     46,540     37,152     24,856
  Cumulative effect of accounting
     change, net of minority
     interest(1)........................        --         --         --       (949)        --
                                          --------   --------   --------   --------   --------
  Net income............................  $ 58,648   $ 46,717   $ 46,540   $ 36,203   $ 24,856
                                          ========   ========   ========   ========   ========
  Income per Unit:
     Before cumulative effect of
       accounting change................  $   3.79   $   3.08   $   3.13   $   2.54   $   1.70
     Cumulative effect of accounting
       change(1)........................        --         --         --      (0.07)        --
                                          --------   --------   --------   --------   --------
     Net income per Unit................  $   3.79   $   3.08   $   3.13   $   2.47   $   1.70
                                          ========   ========   ========   ========   ========
     Distributions paid per Unit........  $   2.90   $   2.65   $   2.37   $   2.22   $   2.20
                                          ========   ========   ========   ========   ========
BALANCE SHEET DATA (AT PERIOD END):
  Property, plant and
     equipment -- net...................  $561,068   $533,470   $540,577   $543,613   $552,238
  Total assets..........................   671,241    669,915    665,331    655,138    652,182
  Long-term debt (net of current
     maturities)........................   326,512    339,512    349,512    356,512    361,512
  Partners' capital.....................   290,311    276,381    269,599    257,428    250,978
CASH FLOW DATA:
  Net cash from operations..............  $ 86,121   $ 78,456   $ 70,082   $ 60,989   $ 54,977
  Capital expenditures..................   (51,264)   (25,967)   (20,826)   (16,240)   (25,102)
  Investments -- net....................     4,148      6,527    (41,776)        --         --
  Distributions.........................   (45,174)   (40,342)   (34,720)   (30,056)   (29,745)
  Principal payment, First Mortgage
     Notes..............................   (10,000)    (7,000)    (5,000)    (4,000)        --
OPERATING DATA:
  Volumes delivered (thousands of Bbls)
     Refined products...................   115,262    110,234    107,271     90,712     87,616
     LPGs...............................    41,640     38,237     36,636     38,813     34,821
     Mont Belvieu operations............    22,522     30,148     28,695     22,035     28,482
                                          --------   --------   --------   --------   --------
          Total.........................   179,424    178,619    172,602    151,560    150,919
                                          ========   ========   ========   ========   ========
  Average system tariff ($/Bbl)
     Refined products...................  $   0.86   $   0.87   $   0.83   $   0.83   $   0.80
     LPGs...............................      1.93       1.85       2.01       1.91       1.76

---------------

(1) See Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Partnership's operations consist of the transportation, storage and terminaling of petroleum products. Operations are somewhat seasonal with higher revenues generally realized during the first and fourth quarters of each year. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.

     The Partnership's revenues are derived from the transportation of refined products and LPGs, the storage and short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas complex, sale of product inventory and other ancillary services. Labor and electric power costs comprise the two largest operating expense items of the Partnership.

     The following information is provided to facilitate increased understanding of the 1996, 1995 and 1994 consolidated financial statements and accompanying notes of the Partnership included in the Index to Financial Statements on page F-1 of this report. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial position. Discussion included in "Other Matters" addresses key trends, future plans and contingencies. Throughout these discussions, management addresses items that are reasonably likely to materially affect future liquidity or earnings.

RESULTS OF OPERATIONS

     Volume and average tariff information for 1996, 1995 and 1994 is presented below:

                                                                              PERCENTAGE
                                                                               INCREASE
                                                 YEARS ENDED DECEMBER 31,     (DECREASE)
                                                ---------------------------   -----------
                                                 1996      1995      1994     1996   1995
                                                -------   -------   -------   ----   ----
                                                        (IN THOUSANDS OF BARRELS)
Volumes Delivered
  Refined products............................  115,262   110,234   107,271     5%    3%
  LPGs........................................   41,640    38,237    36,636     9%    4%
  Mont Belvieu operations.....................   22,522    30,148    28,695   (25%)   5%
                                                -------   -------   -------   ----   ---
          Total...............................  179,424   178,619   172,602     --    3%
                                                =======   =======   =======   ====   ===
Average Tariff per Barrel
  Refined products............................    $0.86     $0.87     $0.83    (1%)   5%
  LPGs........................................     1.93      1.85      2.01     4%   (8%)
  Mont Belvieu operations.....................     0.17      0.15      0.14    13%    7%
          Average system tariff per barrel....    $1.02     $0.96     $0.97     6%   (1%)
                                                =======   =======   =======   ====   ===

  1996 Compared to 1995

     Net income for the year ended December 31, 1996 increased 25% to $58.6 million, compared with net income of $46.7 million for the year ended December 31, 1995. Net income for 1995 included $7.4 million of charges for the settlement of certain litigation and remediation costs at the Partnership's Seymour, Indiana, terminal. Excluding such charges, net income for 1996 would have increased by $4.5 million, or 8%. The increase in net income for 1996 resulted from a $12.3 million increase in operating revenues, a $0.9 million decrease in interest expense and a $0.5 million increase in interest capitalized. These increases for 1996 were partially offset by a $1.4 million increase in costs and expenses.

     Operating revenues for the year ended 1996 increased 6% to $216.0 million from $203.7 million for the year ended 1995. This $12.3 million increase resulted from a $9.6 million increase in LPGs transportation revenues, a $2.5 million increase in refined products transportation revenues and a $2.4 million increase in other operating revenues. These increases were partially offset by a $1.8 million decrease in revenues generated from Mont Belvieu operations and a $0.4 million decrease in product inventory sales.

     Refined products transportation revenues increased $2.5 million for the year ended December 31, 1996, compared with the prior year, as a result of the 5% increase in volumes delivered. Jet fuel deliveries increased to 20.7 million barrels due to the completion of the pipeline connection to the United States Air Force Base near Little Rock, Arkansas, in June 1996, as well as higher demand from commercial airlines in the Midwest. Motor fuel deliveries also increased during 1996 as a result of higher demand in the Central and Midwest market areas. These increases were partially offset by lower deliveries of MTBE, reformulated gasoline and gasoline blendstocks in the Chicago area, coupled with lower feedstock demand along the upper Texas Gulf Coast.

     LPGs transportation revenues increased $9.6 million, or 14%, for the year ended December 31, 1996, compared with the prior year, due to the 9% increase in volumes delivered and the 4% increase in the LPGs average tariff per barrel. Propane deliveries increased to a record 35.2 million barrels as a result of colder winter weather during the first and second quarters of 1996, lower inventory supplies and favorable price differentials. The increase in propane deliveries was partially offset by a 2.8 million barrel decrease in butane deliveries attributable to increased Canadian supply imported into the Midwest, higher Gulf Coast prices and the shut-down of a refinery in the Northeast that was supplied by the pipeline system. This refinery is expected to begin operations again during 1997. The 4% increase in the LPGs average tariff per barrel during 1996 resulted from increased long-haul propane deliveries in the upper Midwest and Northeast, coupled with lower deliveries along the upper Texas Gulf Coast.

     Revenues generated from Mont Belvieu operations decreased $1.8 million during 1996, compared with the prior year, due to decreased storage revenue and lower terminaling fees on butane received into the system. Additionally, shuttle deliveries decreased 25% from the prior year due primarily to low butane and propane inventory supplies and lower petrochemical demand for propane along the upper Texas Gulf Coast. The Mont Belvieu operations average tariff per barrel for shuttle deliveries increased to $0.17 per barrel in 1996, due to a lower percentage of contract deliveries, which generally carry lower tariffs.

     Gains on the sale of inventory decreased $0.4 million during 1996, compared with the prior year, as a result of lower volumes of product sold in 1996.

     Other operating revenues increased $2.4 million during the year ended December 31, 1996, compared with 1995, due to higher propane imports at the Partnership's marine terminal at Providence, Rhode Island, increased LPGs terminaling fees and increased revenues resulting from greater volumes marketed between customers at the Mont Belvieu complex.

     Costs and expenses increased $1.4 million during the year ended December 31, 1996, compared with the prior year, due primarily to a $1.1 million increase in taxes -- other than income taxes, and a $0.1 million increase in operating, general and administrative expenses. The increase in taxes -- other than income, was attributable to a $0.9 million adjustment recorded during 1995 related to the reclassification of the Partnership as a non-utility for Ohio property taxes. Operating, general and administrative expenses increased in 1996 as a result of higher throughput-related expenses including higher mainline power costs, increased usage of propane odorant and gasoline additives, and expenses for external barges utilized during the fourth quarter of 1996. Additionally, expenses were higher during 1996 due to increased system maintenance, coupled with increased labor and benefits costs. These increases were largely offset by $7.4 million of charges during 1995 related to the settlement of certain claims and environmental remediation costs at the Partnership's Seymour, Indiana, terminal.

     Interest expense decreased $0.9 million during the year ended December 31, 1996, compared with 1995, due to the $10.0 million principal payment on the First Mortgage Notes in March 1996. Interest capitalized increased $0.5 million over the prior year as a result of increased capital spending during 1996.

  1995 Compared to 1994

     Net income for the year ended December 31, 1995 totaled $46.7 million, compared with net income of $46.5 million for the year ended December 31, 1994. Net income for 1995 included $7.4 million of charges for the settlement of certain litigation and remediation costs at the Partnership's Seymour, Indiana, terminal. Excluding the charges, net income would have been $54.1 million, a 16% increase from 1994.

     Operating revenues for the year ended 1995 increased 3% to $203.7 million from $197.3 million for the year ended 1994. This $6.4 million increase resulted from a $6.8 million increase in refined products transportation revenues, a $3.1 million increase in product inventory sales and a $1.3 million increase in revenues generated from Mont Belvieu operations. These increases were partially offset by a $2.9 million decrease in LPGs transportation revenues and a $1.9 million decrease in other operating revenues.

     The $6.8 million, or 8%, increase in refined products transportation revenues for the year ended December 31, 1995, compared with the prior year, was due primarily to increased deliveries of jet fuel, MTBE and natural gasoline, partially offset by lower deliveries of motor fuel. The increase in jet fuel deliveries resulted from higher demand at airports served by the Partnership as well as the full year impact of the completion of a pipeline connection to the Houston Intercontinental Airport in July 1994. Deliveries of MTBE increased during 1995 due primarily to contract deliveries to the Midwest, which commenced during the first quarter of 1995, and increased short-haul deliveries resulting from the completion of a vapor recovery unit at the Partnership's marine terminal near Beaumont, Texas. The increase in natural gasoline deliveries was attributable to increased demand for use as a feedstock in the refining process as well as new supply contracts with Midwest refiners. The decrease in motor fuel deliveries was primarily due to higher local supply in the Partnership's Midwest market area. The increase in the average system tariff per barrel was primarily due to the general rate increase, averaging 4%, for refined products effective December 1, 1994.

     The $2.9 million decrease in LPGs transportation revenues for the year ended December 31, 1995, compared with the prior year, resulted from a $5.6 million decrease in propane transportation revenue, partially offset by a $2.7 million increase in butane transportation revenue. Propane transportation revenue decreased 9% from 1994 due primarily to warmer than normal weather in the upper Midwest and Northeast during the first quarter of 1995, partially offset by a return of colder weather in these regions during the fourth quarter of 1995. The increase in butane revenue resulted primarily from higher demand for use in gasoline blending and favorable price differentials in the Midwest. The increase in total LPGs volumes delivered was primarily attributable to higher petrochemical demand for propane along the upper Texas Gulf Coast and higher mainline butane volumes. The increase in propane deliveries along the upper Texas Gulf Coast and lower long-haul propane deliveries resulted in a lower LPGs average tariff per barrel during 1995.

     Revenues generated from Mont Belvieu operations increased during 1995, compared with the prior year, as a result of increased demand for shuttle deliveries of propane and butane along the upper Texas Gulf Coast, coupled with increased receipt charges on butane received for storage.

     Other operating revenues decreased $1.9 million during the year ended December 31, 1995, compared with 1994, due to lower propane imports at the Partnership's marine terminal at Providence, Rhode Island, lower receipts of gasoline at the Partnership's marine terminal near Beaumont, Texas, and lower revenue generated from MTBE storage services. These decreases were partially offset by higher revenue earned from terminaling operations along the pipeline system.

     The increase in gain on sale of product inventory for the year ended December 31, 1995, compared with the prior year, was due to higher volumes of product inventory sold, coupled with higher margins.

     Costs and expenses increased $9.8 million during the year ended December 31, 1995, compared with the prior year, due primarily to a $11.2 million increase in operating, general and administrative expenses, partially offset by a $1.6 million decrease in taxes -- other than income taxes. Operating, general and administrative expenses included $7.4 million of charges related to the settlement of certain claims and environmental remediation costs at the Partnership's Seymour, Indiana, terminal during 1995. The additional increase in operating, general and administrative expenses was due primarily to higher outside services related to increased maintenance projects and environmental remediation activities at certain Partnership facilities, higher premiums for insurance and increased volume-related power costs, partially offset by lower external leased storage costs. The decrease in taxes -- other than income taxes resulted from lower property taxes due primarily to a reclassification of the Partnership as a non-utility in Ohio.

     Interest expense decreased during the year ended December 31, 1995, compared with 1994, due to the $7.0 million principal payment on the First Mortgage Notes in March 1995.

     Other income increased during the year ended December 31, 1995, compared with the 1994, primarily from higher interest income earned on investments.

FINANCIAL CONDITION AND LIQUIDITY

     Net cash from operations for the year ended December 31, 1996, totaled $86.1 million, comprised of $82.1 million of income before charges for depreciation and amortization and $4.0 million from changes in other operating assets and liabilities. This compares with cash flows from operations of $78.5 million for the year ended 1995, which was comprised of $70.0 million of income before charges for depreciation and amortization and $8.5 million of cash provided by other working capital changes. The $7.6 million increase in cash provided by operations in 1996 reflects higher income earned in 1996, partially offset by higher cash payments for accrued expenses in 1996. Net cash from operations for the year ended December 31, 1994 totaled $70.1 million, which was comprised of $69.6 million of income before charges for depreciation and amortization and $0.5 million from working capital sources of cash. Net cash from operations include interest payments related to the First Mortgage Notes (the Notes) of $34.7 million, $35.5 million and $36.1 million for each of the years ended 1996, 1995 and 1994, respectively.

     The Partnership routinely invests excess cash in liquid investments as part of its cash management program. Investments of cash in discounted commercial paper and Eurodollar time deposits with original maturities at date of purchase of 90 days or less are included in cash and cash equivalents. Short-term investments of cash consist of investment-grade corporate notes with maturities during 1997. Long-term investments are comprised of investment-grade corporate notes with varying maturities between 1998 and 2001. Interest income earned on all investments is included in cash from operations. Cash flows from investing activities included proceeds from investments of $18.6 million, $69.0 million and $23.8 million for each of the years ended 1996, 1995 and 1994, respectively. Cash flows from investing activities also included additional investments of $14.4 million, $62.4 million and $65.5 million for each of the years ended 1996, 1995 and 1994, respectively.

     Capital expenditures totaled $51.3 million for the year ended December 31, 1996, compared with capital expenditures of $26.0 million for the year ended December 31, 1995. The increase in 1996 reflects higher spending for revenue-generating projects that included the replacement of approximately 54 miles of an 8-inch diameter line with a 10-inch diameter line between Shreveport, Louisiana, and El Dorado, Arkansas; pipeline modifications to increase mainline capacity by 50,000 barrels per day between El Dorado and Seymour, Indiana; and the completion of facilities required to deliver jet fuel to the United States Air Force Base near Little Rock, Arkansas, which became operational in June 1996. Capital expenditures for 1994 totaled $20.8 million. Capital expenditures for system integrity projects and for sustaining existing operations totaled $12.1 million, $16.1 million and $11.9 million for each of the years ended 1996, 1995 and 1994, respectively.

     During 1995 and 1994, the Partnership received $9.8 million and $0.2 million, respectively, in insurance proceeds related to the failure of a LPGs storage cavern in Ohio during April 1993. Pursuant to the agreements relating to the Notes, these proceeds were held in a trust account and were invested in discounted commercial paper. The proceeds and interest income were released by the trustee during August 1996 after storage and capacity modifications were completed along the pipeline system to replace the reduced storage capacity of the failed storage cavern in Ohio.

     The Partnership paid cash distributions of $45.2 million ($2.90 per Unit), $40.3 million ($2.65 per Unit) and $34.7 million ($2.37 per Unit) for each of the years ended 1996, 1995 and 1994, respectively. Distributions reflect the conversion of the DPIs (discussed below), effective with the quarterly payment on May 13, 1994. On January 17, 1997, the Partnership declared a cash distribution of $0.75 per Unit for the quarter ended December 31, 1996. The distribution was paid on February 7, 1997, to Unitholders of record on January 31, 1997.

     In connection with the formation of the Partnership in 1990, the Company received 1,250,000 DPIs, which represent an effective 8.45% limited partner interest in the Partnership. Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss because Available Cash (constituting Cash From Operations) for the preceding two successive quarters was sufficient to distribute not less than the Minimum Quarterly Distribution ($0.55 per Unit) with respect to all Units outstanding at the applicable record date plus the DPIs. The DPIs began receiving cash distributions effective with the quarterly payment on May 13, 1994.

     The Notes, which are secured by a mortgage on substantially all property, plant and equipment of the Partnership, require annual principal payments through March 2010. Cash and cash equivalents were reduced by principal payments related to the Notes of $10.0 million, $7.0 million and $5.0 million on March 7 1996, 1995 and 1994, respectively. At December 31, 1996, the current maturities of the Notes were $13.0 million. The agreements relating to the Notes limit the amount of cash distributions that can be paid by TE Products Pipeline Company, Limited Partnership to TEPPCO Partners, L.P. Such restriction is not anticipated to preclude the Partnership from making quarterly distributions to Unitholders of at least $0.75 per Unit during 1997.

OTHER MATTERS

     The Partnership has begun construction to connect the pipeline system to Colonial Pipeline Company's (Colonial) pipeline at Beaumont, Texas. The connection will relieve origin constraints of refined products to the mainline system, allowing additional capacity created by the Midwest expansion project to be fully utilized. Construction of the connection and related facilities is expected to be completed during the second quarter of 1997. The Partnership has entered into a 10-year capacity lease with Colonial, commencing the month following completion of construction, whereby the Partnership has guaranteed a minimum monthly throughput rate for the new connection.

     The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes the operations of the pipeline system are in material compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the pipeline system, could result in substantial costs and liabilities to the Partnership. The Partnership does not anticipate that changes in environmental laws and regulations will have a material adverse effect on its financial position, operations or cash flows in the near term.

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

     During the first quarter of 1997 the Partnership received approximately $1.0 million in insurance proceeds for the replacement value of a 20-inch diameter auxiliary pipeline at the Red River in central Louisiana. The auxiliary line was damaged in December 1994 and was subsequently removed from service. In accordance with FERC accounting methodology, the insurance proceeds were charged to accumulated depreciation, and no gain was recognized.

     The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. Recognized gains and losses related to futures contracts which qualify as hedges are recognized in income when the related inventory transactions are completed. Gains and losses related to futures contracts, which have been insignificant, are reported as a component of product inventory in the consolidated balance sheet until recognized as income. At December 31, 1996, there were no outstanding futures contracts.

     Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," with no impact to the Partnership's consolidated financial statements. Assets were grouped and evaluated based on the ability to identify their respective cash flows.

     In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS 123, "Accounting for Stock-Based Compensation." This standard addresses the timing and measurement of stock-based compensation expense. The Partnership has elected to retain the approach of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock issued to Employees," (the intrinsic value method) for recognizing stock-based expense in the consolidated financial statements. The Partnership adopted SFAS 123 in 1996 with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of APB No. 25. See Note 10 of the Notes to Consolidated Financial Statements of the Partnership included elsewhere in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Partnership, together with the independent auditors' report thereon of KPMG Peat Marwick LLP, appears on pages F-2 through F-15 of this report. See Index to Financial Statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership does not have directors or officers. Set forth below is certain information concerning the directors and executive officers of the General Partner. All directors of the General Partner are elected annually by PanEnergy. All officers serve at the discretion of the directors.

     Dennis Hendrix, age 57, was elected a director of the General Partner in 1990 and Chairman of the Board in January 1995. Mr. Hendrix previously was Chairman of the Board from November 1990 until October 1991. He also serves as chairman of the Compensation Committee. Mr. Hendrix is Chairman of the Board of PanEnergy. Prior to joining PanEnergy in November 1990, Mr. Hendrix served as Chief Executive Officer of Texas Eastern Corporation (TEC) from 1987 until TEC was acquired by PanEnergy in 1989. Mr. Hendrix is a director of TECO Energy, Inc.

     William L. Thacker, age 51, was elected President and Chief Operating Officer on September 1, 1992, and Chief Executive Officer on January 17, 1994, and is a director of the General Partner. Prior to joining the Company, Mr. Thacker was President of Unocal Pipeline Company from 1986 until 1992.

     George L. Mazanec, age 60, is a director of the General Partner, having been elected in 1990. Mr. Mazanec is Vice Chairman of the Board of PanEnergy. He joined TEC in 1987 as Senior Vice President, Gas Pipelines. Mr. Mazanec is a director of the Associated Electric and Gas Insurance Services, National Fuel Gas Supply Corporation and Northern Trust Bank of Texas.

     Paul M. Anderson, age 51, is a director of the General Partner, having been elected in March 1991. Mr. Anderson was elected President of PanEnergy in 1993 and Chief Executive Officer in April 1995 and is a director of PanEnergy. Mr. Anderson joined PanEnergy in 1991 as group Vice President and President of PanEnergy Pipe Line Company. Prior to joining PanEnergy, Mr. Anderson served as Vice President, Finance, and Chief Financial Officer for Inland Steel Industries, Inc. from 1990 to 1991. Mr. Anderson is a director of Temple-Inland, Inc., and Kerr-McGee Corporation.

     Donald H. Anderson, age 48, was elected a director of the General Partner in January 1996. Mr. Anderson is a director and chairman of the board, president and chief executive officer of PanEnergy Services, Inc. He joined PanEnergy upon its acquisition of PanEnergy Natural Gas Corporation in 1994. Mr. Anderson was formerly president of PanEnergy Natural Gas Corporation from 1989 to 1994 and vice president from 1983 to 1989.

     Carl D. Clay, age 64, is a director of the General Partner and a member of the Compensation and Audit Committees. He was elected a director in January 1995. Mr. Clay served as an advisor to the Company pursuant to a personal contract from August 1996 through December 31, 1996. Mr. Clay retired from Marathon Oil Company in 1994 after 33 years during which he served as director of transportation and logistics and president of Marathon Pipe Line Company.

     Derrill Cody, age 58, is a director of the General Partner, having been elected in 1989. He is the Chairman of the Audit Committee and serves on the Compensation Committee of the General Partner. Mr. Cody is presently of counsel to McKinney, Stringer & Webster, P.C., which represents PanEnergy in certain matters. He is also an advisor to PanEnergy pursuant to a personal contract. Mr. Cody served as Chief Executive Officer of Texas Eastern Gas Pipeline Company from 1987 to 1989. Mr. Cody is also a director of Barrett Resources Corporation.

     John P. DesBarres, age 57, is a director of the General Partner, having been elected in May 1995. He is a member of the Compensation and Audit Committees. Mr. DesBarres was formerly chairman, president and chief executive officer of Transco Energy Company from 1992 to 1995. He joined Transco in 1991 as president and chief executive officer. Prior to joining Transco, Mr. DesBarres served as chairman, president and chief executive officer for Santa Fe Pacific Pipelines, Inc. from 1988 to 1991.

     Leander W. Jennings, age 68, is a director of the General Partner and a member of the Compensation and Audit Committees, having been elected in 1990. Mr. Jennings is president of Jennings & Associates, a Chicago-based consulting firm. He is also a director of Alberto Culver Corporation, A.O. Smith Company, Inc., Fruit of The Loom and Prime Capital Corporation. Mr. Jennings was previously with the accounting firm of KPMG Peat Marwick LLP from 1963 to 1985.

     Charles H. Leonard, age 48, is Senior Vice President, Chief Financial Officer and Treasurer of the General Partner. Mr. Leonard joined the Company in 1988 as Vice President and Controller. In November 1989, he was elected Vice President and Chief Financial Officer. He was elected Senior Vice President in March 1990, and Treasurer in October 1996.

     James C. Ruth, age 49, is Vice President and General Counsel of the General Partner, having been elected in 1991. He also serves as Assistant Secretary, having been elected in 1992. Mr. Ruth was Vice President and Assistant General Counsel of the General Partner from 1989 to 1991.

     Thomas R. Harper, age 56, is Vice President, Product Transportation and Refined Products Marketing, of the General Partner. Mr. Harper joined the Company in 1987 as Director of Product Transportation, and was elected to his present position in 1988.

     David L. Langley, age 49, is Vice President, Business Development and LPG Services, of the General Partner. Mr. Langley has been with the Company in various managerial positions since 1975 and was elected Vice President, LPG Business Center, in 1988. He was elected to his current position in 1990.

     O. Horton Cunningham, age 48, is Vice President, Technical Services, of the General Partner, having been elected in October 1996. Mr. Cunningham served as Vice President, Operations, from 1990 until October 1996. Mr. Cunningham joined the Company in 1987 as Manager of Environmental Affairs and was promoted to Director of Safety and Environmental Affairs in 1988 and Director of Engineering and Compliance in 1989.

     Ernest P. Hagan, age 52, is Vice President, Operations, of the General Partner, having been elected in October 1996. Mr. Hagan was previously Director of Engineering and Right-of-Way from 1994 until October 1996, and from 1986 until 1994 he was Region Manager of the Southwest Region. Mr. Hagan joined the Company in 1971.

     James W. Hart, Jr., age 61, is Vice President of the General Partner, having been elected in 1989. Mr. Hart is also Vice President, Public Affairs, of PanEnergy. He joined PanEnergy in 1988 and has 31 years of experience in energy industry public affairs.

     Based on information furnished to the Company and written representation that no other reports were required, to the Company's knowledge, all applicable
Section 16(a) filing requirements were complied with during the year ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION

     The officers of the General Partner manage and operate the Partnership's business. The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership's operations, but instead reimburses the General Partner for the services of such persons.

     Directors of the General Partner who are not officers or employees of either the Company or PanEnergy receive a stipend of $15,000 per annum, $750 for attendance at each meeting of the Board of Directors, $750 for attendance at each meeting of a committee of the Board of Directors and reimbursement of expenses incurred in connection with attendance at a meeting of the Board of Directors or a committee of the Board of Directors. Each outside director who serves as chairman of a committee of the Board of Directors receives an additional stipend of $2,000 per annum. Mr. Clay was compensated $1,400 pursuant to the terms of the personal contract discussed in Item 10 above.

     Messrs. Thacker, Hendrix, Mazanec, P. M. Anderson and D. H. Anderson were not compensated for their services as directors, and it is not anticipated that any compensation for service as a director will be paid in the future to directors who are full-time employees of PanEnergy, the General Partner or any of their affiliates.

     The following table reflects cash compensation paid or accrued by the General Partner for the years ended December 31, 1996, 1995 and 1994, with respect to its Chief Executive Officer and the executive officers (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM COMPENSATION
                                                                        -----------------------------
                                                                           AWARDS          PAYOUTS
                               ANNUAL COMPENSATION          OTHER       -------------   -------------
                            --------------------------      ANNUAL       SECURITIES       LTICP AND      ALL OTHER
         NAME AND                               BONUS    COMPENSATION    UNDERLYING       1994 LTIP     COMPENSATION
    PRINCIPAL POSITION      YEAR   SALARY($)   ($)(1)       ($)(2)      OPTIONS(#)(3)   PAYOUTS($)(4)      ($)(5)
    ------------------      ----   ---------   -------   ------------   -------------   -------------   ------------
William L. Thacker........  1996    224,667    107,500      79,988             --          113,447         19,723
  President and Chief       1995    216,667    108,200      61,319             --           71,000         19,291
  Executive Officer         1994    208,458     97,900      34,163         20,000           22,400         16,052
Charles H. Leonard........  1996    142,958     54,800      35,691             --           16,094         12,780
  Senior Vice President,    1995    140,042     55,400      28,437          7,000               --         12,435
  Chief Financial Officer   1994    136,750     49,700      21,352             --           75,750         11,904
  and Treasurer
James C. Ruth.............  1996    130,417     48,600      39,994             --           20,052         13,506
  Vice President and        1995    126,742     48,400      30,659          7,000               --         13,326
  General Counsel           1994    123,242     47,300      17,081             --           60,600         12,660
O. Horton Cunningham......  1996    126,000     45,300      37,495             --           23,597         11,052
  Vice President            1995    121,450     46,000      28,743          7,000               --         10,555
                            1994    117,125     42,100      16,014             --           56,813         10,071
David L. Langley .........  1996    123,750     47,800      23,997             --           20,080         12,000
  Vice President            1995    119,508     46,500      18,396          7,000               --         11,759
                            1994    114,833     43,800      10,249             --           36,360         10,935
Thomas R. Harper..........  1996    123,125     46,500      23,997             --           14,370         13,339
  Vice President            1995    118,542     45,800      18,396          7,000               --         12,999
                            1994    113,717     44,400      10,249             --           36,360         10,874
Ernest P. Hagan (6).......  1996     29,375      6,525          --             --               --          2,257
  Vice President            1995         --         --          --             --               --             --
                            1994         --         --          --             --               --             --

---------------

(1) Amounts represent bonuses accrued during the year under the Management Incentive Compensation Plan (MICP). Payments under the MICP were made in the subsequent year.

(2) Amounts shown for 1996, 1995 and 1994 are for quarterly distribution equivalents under the terms of the Company's Long Term Incentive Compensation Plan (LTICP).

(3) Amounts represent awards pursuant to the Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan (1994 LTIP). See "Compensation Pursuant to General Partner Plans" for further discussion of the 1994 LTIP.

(4) Amounts in 1996 and 1995 represent the value of redemptions under the 1995 amendment to the LTICP and credits earned to Performance Unit accounts and options exercised under the terms of 1994 LTIP. Also, for Mr. Thacker in 1996, 1995 and 1994, amounts include crediting of phantom units awarded in a prior year under the terms of the LTICP. Amounts in 1994 for Messrs. Leonard, Ruth, Cunningham, Langley and Harper represent the value of the final credit under the terms of the LTICP.

(5) Includes amounts contributed by the Company for the Named Officers under the Employees' Savings Plan of PanEnergy (ESP) and under the PanEnergy Key Executive Deferred Compensation Plan, an unfunded, defined contribution plan that allows eligible employees to elect deferral of base salary and bonus, and receive matching Company contributions, whenever and to the extent that their participation in the ESP is limited by provisions of the Internal Revenue Code, and the imputed value of premiums paid by the Company for insurance on the Named Officers' lives.

(6) Mr. Hagan was named Vice President, Operations, effective October 1, 1996. Amounts represent compensation for the period October 1, 1996, through December 31, 1996.

EXECUTIVE EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     On September 1, 1992, William L. Thacker, Jr. and the Company entered into an employment agreement, which set a minimum base salary of $190,000 per year. The Company may terminate the employment agreement for cause, death or disability. In addition, the Company or Mr. Thacker may terminate the agreement upon written notice. Additionally, the Company granted 8,000 phantom units with distribution equivalents pursuant to the LTICP discussed below. Mr. Thacker participates in other Company sponsored benefit plans on the same basis as other senior executives of the Company.

COMPENSATION PURSUANT TO GENERAL PARTNER PLANS

  Management Incentive Compensation Plan

     The General Partner has established the MICP, which provides for the payment of additional cash compensation to participants if certain Partnership performance and personal objectives are met each year. The Compensation Committee (the "Committee") determines at the beginning of each year which employees are eligible to become participants in the MICP. Each participant is assigned a target award by the Committee. Such target award determines the additional compensation to be paid if all Partnership performance and personal objectives are met and all Minimum Quarterly Distributions have been made for the year. The amount of the awards may range from 10% to 56% of a participant's base salary. Awards are paid as soon as practicable following approval by the Committee after the close of a year.

  Long Term Incentive Compensation Plan

     The LTICP provides key employees with an incentive award based upon the grant of phantom units. The LTICP is administered by the Committee, which has sole and absolute discretion to determine the amount of an award. The credit of phantom units under the terms of the LTICP is contingent upon all cash distributions being made to the Unitholders and the General Partner. The Committee may also establish performance targets for crediting of phantom units. The award consists of phantom units with a total market value, as of the date of the award, that may not exceed 100% of the base salary of a participant. The phantom units are credited to each participant at the rate of 10% per year beginning on the first anniversary date of the award. A final credit of 60% of the phantom units awarded will occur on the fifth anniversary date of the award. The phantom units may be redeemed by a participant at any time following credit to a participant in accordance with terms and conditions prescribed by the Committee. The redemption price of the phantom units is based on the market value of a Unit as of the date of redemption. In the event of a change of control, all phantom units awarded to a participant will be redeemed. Each participant also receives a quarterly distribution equivalent in cash based upon a percentage of the distributions to the General Partner for such quarter. In 1995, the LTICP was amended to require annual redemptions, effective January 1, 1996, of 20% of the phantom units previously credited to each participant. See
Item 13, "Certain Relationships and Related Transactions."

  1994 Long Term Incentive Plan

     The 1994 LTIP provides key employees with an incentive award whereby a participant is granted an option to purchase Units together with a stipulated number of Performance Units. Each Performance Unit creates a credit to a participant's Performance Unit account when earnings exceed a threshold, which was $2.00 per Unit and $2.50 per Unit for the awards made in 1994 and 1995, respectively. No awards were granted during 1996. When earnings for a calendar year (exclusive of certain special items) exceed the threshold, the excess amount is credited to the participant's Performance Unit account. The balance in the account may be used to exercise Unit options granted in connection with the Performance Units or may be withdrawn two years after the underlying options expire, usually 10 years from the date of grant. Under the agreement for such Unit options, the options become exercisable in equal installments over periods of one, two, and three years from the date of the grant. Options may also be exercised by normal means once vesting requirements are met.

     The following table provides information concerning the unit options exercised by each of the Named Executive Officers during 1996 and the value of unexercised unit options to the Named Executive Officers as of December 31, 1996. The value assigned to each unexercised, "in the money" option is based on the positive spread between the exercise price of such option and the fair market value of a Unit on December 31, 1996. The fair market value is the average of the high and low prices of a Unit on that date as reported in the Southwest edition of The Wall Street Journal. In assessing the value, it should be kept in mind that no matter what theoretical value is placed on an option on a particular date, its ultimate value will be dependent on the market value of the Partnership's Unit price at a future date. The future value will depend in part on the efforts of the Named Executive Officers to foster the future success of the Partnership for the benefit of all Unitholders.

            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                                                     VALUE OF
                                                                                   UNEXERCISED
                                                        NUMBER OF SECURITIES       IN-THE MONEY
                                                       UNDERLYING UNEXERCISED      OPTIONS/SARS
                          SHARES                       OPTIONS/SARS AT FY-END     AT FY-END ($)
                       ACQUIRED ON        VALUE           (#) EXERCISABLE/         EXERCISABLE/
        NAME           EXERCISE (#)    REALIZED ($)       UNEXERCISABLE(1)        UNEXERCISABLE
        ----           ------------    ------------    ----------------------    ----------------
Mr. Thacker(2).......      3,691         $24,291            8,081/6,667          $105,558/$87,088
Mr. Leonard(3).......        253         $ 1,934            2,080/4,667           $29,380/$65,921
Mr. Ruth(3)..........        528         $ 4,036            1,805/4,667           $25,496/$65,921
Mr. Cunningham(3)....      1,065         $ 8,141            1,268/4,667           $17,911/$65,921
Mr. Langley(3).......      1,000         $ 7,644            1,333/4,667           $18,829/$65,921
Mr. Harper(3)........        253         $ 1,934            2,080/4,667           $29,380/$65,921

---------------

(1) Future exercisability of currently unexercisable options depends on the grantee remaining employed by the Company throughout the vesting period of the options, subject to provisions applicable at retirement, death, or total disability.

(2) On January 17, 1994, Mr. Thacker was granted options to purchase 20,000 Units under the terms of the 1994 LTIP at an exercise price of $28.6875 per Unit, which was the fair market value of a Unit on the date of grant. Mr. Thacker also received 40,000 Performance Units (see discussion above).

(3) On January 16, 1995, Messrs. Leonard, Ruth, Cunningham, Langley and Harper were each granted options to purchase 7,000 Units under the terms of the 1994 LTIP at an exercise price of $27.625 per unit, which was the fair market value of a Unit on the date of grant. Messrs. Leonard, Ruth, Cunningham, Langley and Harper also received 7,000 Performance Units (see discussion above).

  1995 Employee Incentive Compensation Plan

     The General Partner has adopted the 1995 Employee Incentive Compensation Plan (1995 EICP), which provides an award of incentive units to all employees who are not eligible to participate in the MICP. The 1995 EICP is administered by the Committee, which maintains an incentive award account for each participant. Each participant is eligible for an annual award of up to 300 incentive units, depending on the level of earnings achieved by the Partnership each year, which generally entitles such participant to receive a credit equal to the quarterly distribution that such participant would have received had the participant been the owner of Units. Payment of the credits is contingent upon the participant remaining in the employment of the General Partner during the year in which the incentive units are outstanding. Awards to participants are paid in cash following the close of each year in an amount equal to the credits in the participant's incentive award account with respect to such year.

PENSION PLAN

     Officers of the Company are participants in PanEnergy Corp Retirement Plan (PanEnergy Retirement Plan). The PanEnergy Retirement Plan provides benefits expressed in the form of a single life annuity commencing at normal retirement date (age 65 or, if later, the fifth anniversary of participation in the PanEnergy Retirement Plan) based on a benefit formula that, in part, uses final five-year average pay, which considers the regular compensation of the participant, including overtime payments, bonus payments and some other forms of deferred compensation.

     Qualified retirement plan benefits may be subject to statutory limitations if the participant receives compensation in excess of a maximum amount, is covered by other qualified plans, if benefits are paid before social security retirement age, if the participant has less than 10 years of plan participation or if benefits are paid in a more valuable form than a single life annuity. Benefits are not reduced by the amount of any social security payments received by the participant. When qualified plan benefits are limited by statute, non-qualified plans restore certain benefits for participants covered by the non-qualified plans to a level which would have been available if such statutory limits did not exist.

     The table below shows the estimated annual benefits payable at age 65 under the qualified and non-qualified retirement plans at various levels of final average compensation and assuming various years of benefit accrual service (dollars in thousands):

                                                              YEARS OF SERVICE
                                                       -------------------------------
                                                       15     20     25     30     35
                                                       ---   ----   ----   ----   ----
$175.................................................  $41   $ 53   $ 68   $ 84   $ 95
 200.................................................   46     61     77     92    108
 225.................................................   53     69     88    105    123
 250.................................................   59     77     98    117    137
 300.................................................   70     93    117    140    164
 400.................................................   94    125    157    188    220

     The years of benefit accrual service for the Named Officers, are as follows: William L. Thacker, 4; Charles H. Leonard, 8; James C. Ruth, 26; O. Horton Cunningham, 9; David L. Langley, 26; Thomas R. Harper, 9; and Ernest P. Hagan, 26. The covered compensation is the sum of the salary from the current year and bonus from the previous year reported in the Summary Compensation Table on page 20.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Security Ownership of Certain Beneficial Owners

     The Company owns 1,250,000 Units, representing 8.62% of the Units outstanding as of February 13, 1997 (an effective 8.45% limited partner interest in the Partnership).

  (b) Security Ownership of Management

     The following table sets forth certain information, as of February 13, 1997, concerning the beneficial ownership of Units by each director and Named Officers of the General Partner and by all directors and officers of the General Partner as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or officer of the General Partner owned beneficially, as of February 13, 1997, more than 1% of the Units outstanding at that date.

                                                              NUMBER OF
                            NAME                              UNITS(1)
                            ----                              ---------
Donald H. Anderson..........................................       --
Paul M. Anderson............................................    2,000
Carl D. Clay(2).............................................    1,600
Derrill Cody................................................    7,000
John P. DesBarres...........................................   10,000
Dennis Hendrix..............................................   14,500
Leander W. Jennings.........................................    1,500
George L. Mazanec(3)........................................    2,000
William L. Thacker..........................................    6,752
Charles H. Leonard..........................................    1,903
James C. Ruth...............................................      628
O. Horton Cunningham(4).....................................    2,768
David L. Langley............................................    7,000
Thomas R. Harper............................................      669
Ernest P. Hagan.............................................    6,000
All directors and officers (consisting of 19 people,
  including those named above)..............................   67,420

---------------

(1) Unless otherwise indicated, the persons named above have sole voting and investment power over the Units reported.

(2) Includes 900 Units in wife's name.

(3) Includes 1,000 Units in wife's name.

(4) Includes 100 Units in daughter's name.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership is managed and controlled by the General Partner pursuant to the Partnership Agreements. Under the Partnership Agreements, the General Partner is reimbursed for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership. These expenses include salaries, fees and other compensation and benefit expenses of employees, officers and directors, insurance, data processing, other administrative or overhead expenses and all other expenses necessary or appropriate to conduct the Partnership's business. The costs allocated to the Partnership by the General Partner for administrative services and overhead totaled $2.6 million in 1996.

     The Partnership Agreements provide for incentive distributions payable to the General Partner out of the Partnership's Available Cash (as defined in the Partnership Agreements) in the event quarterly distributions to Unitholders exceed certain specified targets. In general, subject to certain limitations, if a quarterly distribution exceeds a target of $0.55 per Unit, the General Partner will receive incentive distributions equal to (i) 15% of that portion of the distribution per Unit which exceeds the minimum quarterly distribution amount of $0.55 but is not more than $0.65, plus (ii) 25% of that portion of the quarterly distribution per Unit which exceeds $0.65 but is not more than $0.90, plus (iii) 50% of that portion of the quarterly distribution per Unit which exceeds $0.90. During 1996, incentive distributions paid to the General Partner totaled $2.3 million.

     In connection with the formation of the Partnership in 1990, the Company received 1,250,000 DPIs, which represent an effective 8.45% limited partner interest in the Partnership. Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss. As of December 31, 1996,

94% of the DPIs have been converted into an equal number of Units, and the balance of such DPIs may be converted immediately prior to the sale of the DPIs by the Company. Pursuant to its Partnership Agreement, the Partnership has registered the resale of such Units with the Securities and Exchange Commission. Such Units may be sold from time to time on the New York Stock Exchange or otherwise at prices and terms then prevailing or in negotiated transactions. As of December 31, 1996, no such Units had been sold by the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

        (1) Financial Statements: See Index to Financial Statements on page F-1 of this report for financial statements filed as part of this report.

        (2) Financial Statement Schedules: None

        (3) Exhibits.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Certificate of Limited Partnership of the Partnership
                            (Filed as Exhibit 3.2 to the Partnership's Registration
                            Statement (Commission File No. 33-32203) and incorporated
                            herein by reference).
           4.1           -- Form of Certificate representing Units (Filed as Exhibit
                            4.1 to the Partnership's Registration Statement
                            (Commission File No. 33-32203) and incorporated herein by
                            reference).
           4.2           -- Agreement of Limited Partnership of TEPPCO Partners,
                            L.P., dated March 7, 1990 (Filed as Exhibit 4(a) to Form
                            10-Q of TEPPCO Partners, L.P. (Commission File No.
                            1-10403) for the quarter ended March 31, 1990 and
                            incorporated herein by reference).
           4.3           -- Note Agreement, 9.60% Series A and 10.20% Series B First
                            Mortgage Notes, dated February 28, 1990 (Filed as Exhibit
                            4(b) to Form 10-Q of TEPPCO Partners, L.P. (Commission
                            File No. 1-10403) for the quarter ended March 31, 1990
                            and incorporated herein by reference).
           4.4           -- Amendment to Note Agreement, dated June 1, 1994, 9.60%
                            Series A and 10.20% Series B First Mortgage Notes (Filed
                            as Exhibit 4 to Form 10-Q of TEPPCO Partners L.P.
                            (Commission File No. 1-10403) for the quarter ended June
                            30, 1994 and incorporated herein by reference).
           4.5           -- Amendment to Note Agreement, dated February 24, 1995,
                            9.60% Series A and 10.20% Series B First Mortgage Notes
                            (Filed as Exhibit 4.5 to Form 10-K of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the year ended
                            December 31, 1994 and incorporated herein by reference).
          10.1           -- Agreement of Limited Partnership of TE Products Pipeline
                            Company, Limited Partnership, dated March 7, 1990 (Filed
                            as Exhibit 28 to Form 10-Q of TEPPCO Partners, L.P.
                            (Commission File No. 1-10403) for the quarter ended March
                            31, 1990 and incorporated herein by reference).
          10.2           -- Assignment and Assumption Agreement, dated March 24,
                            1988, between Texas Eastern Transmission Corporation and
                            the Company (Filed as Exhibit 10.8 to the Partnership's
                            Registration Statement (Commission File No. 33-32203) and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.3           -- Texas Eastern Products Pipeline Company 1995 Employee
                            Incentive Compensation Plan executed on April 18, 1995
                            (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners,
                            L.P. (Commission File 1-10403) for the quarter ended June
                            30, 1995 and incorporated herein by reference).
          10.4           -- Agreement Regarding Environmental Indemnities and Certain
                            Assets. (Filed as Exhibit 10.5 to the Partnership's Form
                            10-K (Commission File No. 1-10403) for the year ended
                            December 31, 1990 and incorporated herein by reference).
          10.5           -- Texas Eastern Products Pipeline Company Management
                            Incentive Compensation Plan executed on January 30, 1992
                            (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the quarter ended
                            March 31, 1992 and incorporated herein by reference).
          10.6           -- Texas Eastern Products Pipeline Company Long-Term
                            Incentive Compensation Plan executed on October 31, 1990.
                            (Filed as Exhibit 10.9 to the Partnership's Form 10-K
                            (Commission File No. 1-10403) for the year ended December
                            31, 1990 and incorporated herein by reference).
          10.7           -- Form of Amendment to Texas Eastern Products Pipeline
                            Company Long-Term Incentive Compensation Plan. (Filed as
                            Exhibit 10.7 to the Partnership's Form 10-K (Commission
                            File No. 1-10403) for the year ended December 31, 1995
                            and incorporated herein by reference).
          10.8           -- Employees' Savings Plan of Panhandle Eastern Corporation
                            and Participating Affiliates (Effective January 1, 1991).
                            (Filed as Exhibit 10.10 to the Partnership's Form 10-K
                            (Commission File No. 1-10403) for the year ended December
                            31, 1990 and incorporated herein by reference).
          10.9           -- Retirement Income Plan of Panhandle Eastern Corporation
                            and Participating Affiliates (Effective January 1, 1991).
                            (Filed as Exhibit 10.11 to the Partnership's Form 10-K
                            (Commission File No. 1-10403) for the year ended December
                            31, 1990 and incorporated herein by reference).
          10.10          -- Panhandle Eastern Corporation -- Executive Benefit
                            Equalization Plan as amended November 29, 1989; effective
                            January 1, 1990 (Filed as Exhibit 10.05 to Form 10-K of
                            Panhandle (Commission File No. 1-8157) for the year ended
                            December 31, 1989 and incorporated herein by reference).
          10.11          -- Employment Agreement with William L. Thacker, Jr. (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P.
                            (Commission File No. 1-10403) for the quarter ended
                            September 30, 1992 and incorporated herein by reference).
          10.12          -- Texas Eastern Products Pipeline Company 1994 Long Term
                            Incentive Plan executed on March 8, 1994 (Filed as
                            Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P.
                            (Commission File 1-10403) for the quarter ended March 31,
                            1994 and incorporated herein by reference).
          10.13          -- Panhandle Eastern Corporation Key Executive Deferred
                            Compensation Plan established effective January 1, 1994
                            (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners,
                            L.P. (Commission File 1-10403) for the quarter ended
                            March 31, 1994 and incorporated herein by reference).

           22.1           -- Subsidiaries of the Partnership (Filed as Exhibit 22.1 to the Partnership's Registra-
                             tion Statement (Commission File No. 33-32203) and incorporated herein by reference).
          *23             -- Consent of KPMG Peat Marwick LLP
          *24             -- Powers of Attorney.
          *27             -- Financial Data Schedule as of and for the year ended December 31, 1996.

---------------

* Filed herewith.

     (b) Reports on Form 8-K filed during the quarter ended December 31, 1996:
NONE

                                   SIGNATURES

     TEPPCO Partners, L.P., pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TEPPCO PARTNERS, L.P.
                                            ------------------------------------
                                                        (Registrant)
                                              (A Delaware Limited Partnership)

                                            By: Texas Eastern Products Pipeline
                                              Company as General Partner

                                            By:        CHARLES H. LEONARD
                                              ----------------------------------
                                                     Charles H. Leonard,
                                                 Senior Vice President, Chief
                                                           Financial
                                                    Officer and Treasurer

DATED: February 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                   DENNIS HENDRIX*                     Chairman of the Board of       February 21, 1997
-----------------------------------------------------    Directors of Texas Eastern
                   Dennis Hendrix                        Products Pipeline Company

                 WILLIAM L. THACKER*                   President and Chief Executive  February 21, 1997
-----------------------------------------------------    Officer and Director of
                 William L. Thacker                      Texas Eastern Products
                                                         Pipeline Company

                 CHARLES H. LEONARD                    Senior Vice President, Chief   February 21, 1997
-----------------------------------------------------    Financial Officer and
                 Charles H. Leonard                      Treasurer of Texas Eastern
                                                         Products Pipeline Company
                                                         (Principal Accounting and
                                                         Financial Officer)

                 DONALD H. ANDERSON*                   Director of Texas Eastern      February 21, 1997
-----------------------------------------------------    Products Pipeline Company
                 Donald H. Anderson

                  PAUL M. ANDERSON*                    Director of Texas Eastern      February 21, 1997
-----------------------------------------------------    Products Pipeline Company
                  Paul M. Anderson

                    CARL D. CLAY*                      Director of Texas Eastern      February 21, 1997
-----------------------------------------------------    Products Pipeline Company
                    Carl D. Clay

                    DERRILL CODY*                      Director of Texas Eastern      February 21, 1997
-----------------------------------------------------    Products Pipeline Company
                    Derrill Cody

                  JOHN P. DESBARRES*                   Director of Texas Eastern      February 21, 1997
-----------------------------------------------------    Products Pipeline Company
                  John P. DesBarres

                 LEANDER W. JENNINGS*                  Director of Texas Eastern      February 21, 1997
-----------------------------------------------------    Products Pipeline Company
                 Leander W. Jennings

                  GEORGE L. MAZANEC*                   Director of Texas Eastern      February 21, 1997
-----------------------------------------------------    Products Pipeline Company
                  George L. Mazanec

* Signed on behalf of the Registrant and each of these persons:

               By: CHARLES H. LEONARD
  -------------------------------------------------
       (Charles H. Leonard, Attorney-in-Fact)

                       CONSOLIDATED FINANCIAL STATEMENTS
                            OF TEPPCO PARTNERS, L.P.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Independent Auditors' Report................................  F-2

Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................  F-3

Consolidated Statements of Income for the years ended
  December 31, 1996, 1995 and 1994..........................  F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................  F-5

Consolidated Statements of Partners' Capital for the years
  ended December 31, 1996,
  1995 and 1994.............................................  F-6

Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
TEPPCO Partners, L.P.:

     We have audited the consolidated financial statements of TEPPCO Partners, L.P. as listed in the accompanying index. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TEPPCO Partners, L.P. as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Houston, Texas
January 17, 1997

                             TEPPCO PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 34,047    $ 39,663
  Short-term investments....................................    24,085      18,587
  Accounts receivable, trade................................    18,326      20,031
  Inventories...............................................    18,914      22,911
  Other.....................................................     3,371       3,145
                                                              --------    --------
          Total current assets..............................    98,743     104,337
                                                              --------    --------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $149,597 and $128,927)...   561,068     533,470
Investments.................................................     6,936      16,672
Restricted investments held in trust........................        --      10,553
Other assets................................................     4,494       4,883
                                                              --------    --------
          Total assets......................................  $671,241    $669,915
                                                              ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current maturities, First Mortgage Notes..................  $ 13,000    $ 10,000
  Accounts payable and accrued liabilities..................     8,300      12,224
  Accounts payable, general partner.........................     3,007       3,001
  Accrued interest..........................................    10,930      11,232
  Other accrued taxes.......................................     5,455       5,353
  Other.....................................................     6,861       6,221
                                                              --------    --------
          Total current liabilities.........................    47,553      48,031
                                                              --------    --------
First Mortgage Notes........................................   326,512     339,512
Other liabilities and deferred credits......................     3,902       3,170
Minority interest...........................................     2,963       2,821
Partners' capital:
  General partner's interest................................     4,616       3,561
  Limited partners' interests...............................   285,695     272,820
                                                              --------    --------
          Total partners' capital...........................   290,311     276,381
                                                              --------    --------
Commitments and contingencies
          Total liabilities and partners' capital...........  $671,241    $669,915
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1996        1995        1994
                                                              --------    --------    --------
Operating revenues:
  Transportation -- Refined products........................  $ 98,641    $ 96,190    $ 89,442
  Transportation -- LPGs....................................    80,219      70,576      73,458
  Gain on sale of inventory.................................     3,674       4,115         966
  Mont Belvieu operations...................................    11,811      13,570      12,290
  Other.....................................................    21,680      19,265      21,146
                                                              --------    --------    --------
          Total operating revenues..........................   216,025     203,716     197,302
                                                              --------    --------    --------
Costs and expenses:
  Operating, general and administrative.....................    96,541      96,419      85,197
  Depreciation and amortization.............................    23,409      23,286      23,063
  Taxes -- other than income taxes..........................     8,641       7,519       9,140
                                                              --------    --------    --------
          Total costs and expenses..........................   128,591     127,224     117,400
                                                              --------    --------    --------
          Operating income..................................    87,434      76,492      79,902
Interest expense, First Mortgage Notes......................   (34,922)    (35,844)    (36,491)
Interest capitalized........................................     1,388         857         415
Other income -- net.........................................     5,346       5,689       3,189
                                                              --------    --------    --------
          Income before minority interest...................    59,246      47,194      47,015
Minority interest...........................................      (598)       (477)       (475)
                                                              --------    --------    --------
          Net income........................................  $ 58,648    $ 46,717    $ 46,540
                                                              ========    ========    ========
          Net income per Unit...............................  $   3.79    $   3.08    $   3.13
                                                              ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1996        1995        1994
                                                              --------    --------    --------
Cash flows from operating activities:
  Net income................................................  $ 58,648    $ 46,717    $ 46,540
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization..........................    23,409      23,286      23,063
     Decrease (increase) in accounts receivable.............     1,705      (2,051)        (45)
     Decrease (increase) in inventories.....................     3,997       5,483      (3,028)
     Increase in other current assets.......................      (226)       (878)       (920)
     Increase (decrease) in accounts payable and accrued
       expenses.............................................    (3,478)      4,276       2,118
     Other..................................................     2,066       1,623       2,354
                                                              --------    --------    --------
          Net cash provided by operating activities.........    86,121      78,456      70,082
                                                              --------    --------    --------
Cash flows from investing activities:
  Proceeds from investments.................................    18,584      68,963      23,753
  Investments...............................................   (14,436)    (62,436)    (65,529)
  Insurance proceeds related to cavern loss.................        --       9,750         225
  Restricted investments designated for property
     additions..............................................    10,553     (10,328)       (225)
  Capital expenditures......................................   (51,264)    (25,967)    (20,826)
                                                              --------    --------    --------
          Net cash used in investing activities.............   (36,563)    (20,018)    (62,602)
                                                              --------    --------    --------
Cash flows from financing activities:
  Principal payment, First Mortgage Notes...................   (10,000)     (7,000)     (5,000)
  Distributions.............................................   (45,174)    (40,342)    (34,720)
                                                              --------    --------    --------
          Net cash used in financing activities.............   (55,174)    (47,342)    (39,720)
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........    (5,616)     11,096     (32,240)
Cash and cash equivalents at beginning of year..............    39,663      28,567      60,807
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $ 34,047    $ 39,663    $ 28,567
                                                              ========    ========    ========
Supplemental disclosure of cash flows:
  Interest paid during the year (net of capitalized
     interest)..............................................  $ 33,278    $ 34,625    $ 35,643
                                                              ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                             GENERAL            LIMITED
                                                            PARTNER'S          PARTNERS'
                                                            INTEREST           INTERESTS         TOTAL
                                                          -------------      -------------      --------
Partners' capital at December 31, 1993..................     $ 2,576           $254,852         $257,428
  1994 net income allocation............................       1,094             45,446           46,540
  1994 cash distributions...............................        (717)           (33,652)         (34,369)
                                                             -------           --------         --------
Partners' capital at December 31, 1994..................       2,953            266,646          269,599
  1995 net income allocation............................       2,118             44,599           46,717
  1995 cash distributions...............................      (1,510)           (38,425)         (39,935)
                                                             -------           --------         --------
Partners' capital at December 31, 1995..................       3,561            272,820          276,381
  1996 net income allocation............................       3,723             54,925           58,648
  1996 cash distributions...............................      (2,668)           (42,050)         (44,718)
                                                             -------           --------         --------
Partners' capital at December 31, 1996..................     $ 4,616           $285,695         $290,311
                                                             =======           ========         ========

          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PARTNERSHIP ORGANIZATION

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

     The Company, as general partner, performs all management and operating functions required for the Partnership pursuant to the Agreements of Limited Partnership of TEPPCO Partners, L.P. and TE Products Pipeline Company, Limited Partnership (the "Partnership Agreements"). The general partner is reimbursed by the Partnership for all reasonable direct and indirect expenses incurred in managing the Partnership.

     During 1990, the Partnership completed an initial public offering of 13,250,000 Units representing Limited Partner Interests (Units) at $20 per Unit. In connection with the formation of the Partnership, the Company received 1,250,000 Deferred Participation Interests (DPIs), which represent an effective 8.45% limited partner interest in the Partnership. Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss. As of December 31, 1996, 94% of the DPIs have been converted into an equal number of Units, and the balance of such DPIs may be converted immediately prior to the sale of the DPIs by the Company. Pursuant to its Partnership Agreement, the Partnership has registered the resale of such Units with the Securities and Exchange Commission. Such Units may be sold from time to time on the New York Stock Exchange or otherwise at prices and terms then prevailing or in negotiated transactions. As of December 31, 1996, no such Units had been sold by the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The financial statements include the accounts of the Partnership on a consolidated basis. The Company's 1% general partner interest in TE Products Pipeline Company, Limited Partnership, is accounted for as a minority interest. All significant intercompany items have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to current presentation.

ACCOUNTING POLICY CHANGES

     Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," with no impact to the Partnership's consolidated financial statements. Assets were grouped and evaluated based on the ability to identify their respective cash flows.

     In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS 123, "Accounting for Stock-Based Compensation." This standard allows a company to adopt a fair value based method of accounting for its stock-based compensation plans and addresses the timing and measurement of stock-based compensation expense. The Partnership has elected to retain the approach of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock issued to Employees," (the intrinsic value method) for recognizing stock-based expense in the consolidated financial statements. The Partnership adopted SFAS 123 in 1996 with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of APB No. 25 (see Note 10).

                             TEPPCO PARTNERS, L.P.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BUSINESS SEGMENT

     The Partnership has one business segment: the transportation, storage and terminaling of refined petroleum products and liquefied petroleum gases (LPGs). Refined petroleum products and LPGs are referred to herein, collectively, as "petroleum products" or "products." The Partnership's interstate transportation operations, including rates charged to customers, are subject to the regulations prescribed by the Federal Energy Regulatory Commission (FERC).

REVENUE RECOGNITION

     Substantially all revenues are derived from interstate and intrastate transportation, storage and terminaling of petroleum products. Transportation revenues are recognized as products are delivered to customers. Storage revenues are recognized upon receipt of products into storage and upon performance of storage services. Terminaling revenues are recognized as products are out-loaded. Revenues from the sale of product inventory are recognized net of product cost when the products are sold. No single customer accounted for greater than 10% of total revenues during the years ended 1996 and 1995. During 1994, billings to Marathon Oil Company, a major integrated oil company, accounted for approximately 10% of the Partnership's total revenues.

INVENTORIES

     Inventories consist primarily of petroleum products and are valued at the lower of cost (weighted average cost method) or market. The Partnership acquires and disposes of various products under exchange agreements. Receivables and payables arising from these transactions are usually satisfied with products rather than cash. The net balances of exchange receivables and payables are valued at weighted average cost and included in inventories.

     The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. Recognized gains and losses related to futures contracts which qualify as hedges are recognized in income when the related inventory transactions are completed. Gains and losses related to futures contracts, which have been insignificant, are reported as a component of product inventory in the consolidated balance sheet until recognized as income. At December 31, 1996, there were no outstanding futures contracts.

PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant and equipment, including major replacements or betterments, are recorded at cost. Replacements and renewals of minor items of property are charged to maintenance expense. Depreciation expense is computed on the straight-line method using rates based upon expected useful lives of various classes of assets (ranging from 2% to 20% per annum).

     Upon sale or retirement of depreciable properties, cost less salvage is normally charged to accumulated depreciation, and no gain or loss is recognized.

                             TEPPCO PARTNERS, L.P.

CAPITALIZATION OF INTEREST

     In connection with the construction of facilities regulated by the FERC, interest is capitalized in accordance with a FERC-established method. The rate used to capitalize interest on borrowed funds was 10.07%, 10.06% and 10.05% for 1996, 1995 and 1994, respectively.

INCOME TAXES

     The Partnership is a limited partnership. As a result, the Partnership's income or loss for federal income tax purposes is included in the tax return of the individual partners, and may vary substantially from income or loss reported for financial reporting purposes. Accordingly, no recognition has been given to federal income taxes for the Partnership's operations. At December 31, 1996 and 1995, the Partnership's reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $222 million and $220 million, respectively.

CASH FLOWS

     For purposes of reporting cash flows, all liquid investments with maturities at date of purchase of 90-days or less are considered cash equivalents.

NET INCOME PER UNIT

     Net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Units outstanding (a total of 14.5 million Units for 1996, 1995 and 1994). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each year (see Note 9). The general partner was allocated 6.35%, 4.53% and 2.35% of net income for each of the years ended 1996, 1995 and 1994, respectively.

NOTE 3. RELATED PARTY TRANSACTIONS

     The Partnership has no employees and is managed by the Company. Pursuant to the Partnership Agreements, the Company is entitled to reimbursement of all direct and indirect expenses related to business activities of the Partnership (see Note 1).

     For 1996, 1995 and 1994, direct expenses incurred by the general partner in the amount of $36.0 million, $34.0 million and $33.3 million, respectively, were charged to the Partnership. Substantially all such costs related to payroll and payroll related expenses, which included $1.9 million, $1.8 million and $1.3 million of expense for incentive compensation plans for each of the years ended December 31, 1996, 1995 and 1994, respectively.

     For 1996, 1995 and 1994, expenses for administrative service and overhead allocated to the Partnership by the general partner (including PanEnergy and its affiliates) amounted to $2.6 million, $2.5 million and $2.8 million, respectively. Such costs included general and administrative costs related to business activities of the Partnership.

NOTE 4. INVESTMENTS

SHORT-TERM INVESTMENTS

     The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90-days or less are considered cash and cash equivalents. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. At December 31, 1996, short-term investments consisted of $24.1 million of investment-grade corporate notes, which mature in 1997. The aggregate fair value of such securities approximates amortized

                             TEPPCO PARTNERS, L.P.

cost at December 31, 1996. At December 31, 1995, the Partnership had $4.9 million invested in discounted commercial paper with original maturities in excess of 90-days and less than one-year. Investments in discounted commercial paper are stated at amortized cost, which approximates fair value. In addition, short-term investments at December 31, 1995 included $13.7 million of investment-grade corporate notes, which matured in 1996. The aggregate fair value and unrealized gain for such securities was $13.8 million and $0.1 million, respectively, at December 31, 1995.

LONG-TERM INVESTMENTS

     At December 31, 1996 and 1995, the Partnership had $6.9 million and $16.7 million, respectively, invested in investment-grade corporate notes, which have varying maturities until 2001. These securities are classified as held-to-maturity securities and are stated at amortized cost. At December 31, 1996, the aggregate fair value and unrealized gain for these securities was $7.0 million and $0.1 million, respectively. At December 31, 1995, the aggregate fair value and unrealized gain for these securities was $17.1 million and $0.4 million, respectively.

NOTE 5. INVENTORIES

     Inventories are valued at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
                                                                (IN THOUSANDS)
Gasolines...................................................  $ 3,232    $ 4,582
Propane.....................................................    6,550      6,624
Butanes.....................................................    4,023      6,868
Fuel oils...................................................       --        548
Other products..............................................    2,021      1,440
Materials and supplies......................................    3,088      2,849
                                                              -------    -------
          Total.............................................  $18,914    $22,911
                                                              =======    =======

     The costs of inventories were lower than market at December 31, 1996 and 1995.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

     Major categories of property, plant and equipment were as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                                                 (IN THOUSANDS)
Land and right of way.......................................  $ 33,445    $ 33,281
Line pipe and fittings......................................   418,096     414,977
Storage tanks...............................................    89,047      86,350
Buildings and improvements..................................     5,510       5,136
Machinery and equipment.....................................   114,757     106,746
Construction work in progress...............................    49,810      15,907
                                                              --------    --------
          Total property, plant and equipment...............  $710,665    $662,397
          Less accumulated depreciation and amortization....   149,597     128,927
                                                              --------    --------
            Net property, plant and equipment...............  $561,068    $533,470
                                                              ========    ========

                             TEPPCO PARTNERS, L.P.

NOTE 7. LONG TERM DEBT

FIRST MORTGAGE NOTES

     In connection with its formation, TE Products Pipeline Company, Limited Partnership (the "Operating Partnership") issued First Mortgage Notes (the "Notes") in two series. The outstanding amounts related to the Notes (excluding current maturities) consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                                                 (IN THOUSANDS)
Series A 9.60%, due March 7, 2000...........................  $ 61,000    $ 74,000
Series B 10.20%, due March 7, 2010..........................   265,512     265,512
                                                              --------    --------
                                                              $326,512    $339,512
                                                              ========    ========

     The Notes are secured by a mortgage on substantially all of the property, plant and equipment of the Partnership. The weighted average interest rate of the Notes at December 31, 1996 was 10.07%. The Partnership is permitted to optionally prepay the Notes, in whole or in part, at a premium. Interest on the Notes is payable semiannually on each March 7 and September 7 until retirement of the Notes. The Series A First Mortgage Notes have varying mandatory annual principal payments through March 7, 2000. The Series B First Mortgage Notes have mandatory annual principal payments at par of $26.55 million beginning March 7, 2001 through March 7, 2010. Total annual principal payments related to the Notes for the next five years is as follows (in thousands):

1997........................................................  $ 13,000
1998........................................................    17,000
1999........................................................    22,000
2000........................................................    22,000
2001........................................................    26,551
                                                              --------
                                                              $100,551
                                                              ========

     The Note Agreement contains various restrictive covenants applicable to the Partnership, including prohibition on working capital borrowings in excess of $35 million (to be increased annually by inflation, if any, subject to a maximum of $50 million), restrictions on certain other indebtedness and restrictions on certain liens, mergers, sales of assets and investments. Under the Note Agreements, the Operating Partnership is permitted to make cash distributions to TEPPCO Partners, L.P. not more frequently than quarterly in an amount not to exceed Available Cash (as defined in Note 9) for the immediately preceding calendar quarter. For this purpose, Available Cash for any calendar quarter (for distribution in the next succeeding calendar quarter, respectively) shall reflect a reserve equal to 50% of the interest and principal amounts to be paid on the Notes and other indebtedness secured by the mortgaged property in the next succeeding calendar quarter. Such restriction is not anticipated to preclude the Partnership from making quarterly distributions of at least $0.75 per Unit during 1997. In addition, the Operating Partnership is prohibited from making any distribution to TEPPCO Partners, L.P. if an event of default exists or would exist upon making such distribution or if a default exists in the payment of interest. Should an event of default on the Notes occur, the holders of the Notes may foreclose upon the mortgaged property. In addition to customary events of default, it is an event of default under the Note Agreements if any change of the general partner occurs (other than to an affiliate of the Company) which is not approved by a majority in principal amount of the Note holders.

     At December 31, 1996 and 1995, the estimated fair value of the Notes (including current maturities) was approximately $406.1 million and $449.8 million, respectively. Market prices for recent transactions and rates

                             TEPPCO PARTNERS, L.P.

currently available to the Partnership for debt with similar terms and maturities were used to estimate fair value.

NOTE 8. CONCENTRATIONS OF CREDIT RISK

     The Partnership's primary market areas are located in the Northeast, Midwest and Southwest regions of the United States. The Partnership has a concentration of trade receivable balances due from major integrated oil companies, independent oil companies and other pipelines and wholesalers. These concentrations of customers may affect the Partnership's overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Trade receivables are generally not collateralized; however, the Partnership's customers' historical and future credit positions are thoroughly analyzed prior to extending credit (see Note 2).

NOTE 9. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion or as required by the terms of the Notes. Generally, distributions are made 98% to the Unitholders pro rata and 2% to the general partner until there has been distributed with respect to each Unit an amount equal to the Minimum Quarterly Distribution ($0.55 per Unit) for each quarter. The Company receives incremental incentive distributions of 15%, 25% and 50% on quarterly distributions of Available Cash that exceed, $0.55, $0.65 and $0.90 per Unit, respectively. During 1996, 1995 and 1994, incentive distributions paid to the Company totaled $2.3 million, $1.1 million and $0.4 million, respectively.

     For the year ended December 31, 1996, cash distributions totaled $45.2 million, resulting from cash distributions of $0.70 per Unit in February and May, and $0.75 per Unit in August and November. On February 7, 1997, the Partnership paid the fourth quarter 1996 distribution of $0.75 per Unit. The distribution increase in August 1996 reflects the Partnership's success in improving income and cash flow levels.

     For the year ended December 31, 1995, cash distributions totaled $40.3 million, resulting from cash distributions of $0.65 per Unit in February, May and August, and $0.70 per Unit in November. During 1994, the Partnership paid cash distributions of $34.7 million, resulting from quarterly distributions of $0.57 per Unit in February, and $0.60 per Unit in May, August and November. Additionally, the DPIs began participating in distributions of cash effective with the quarterly distribution paid in May 1994 (see Note 1).

NOTE 10. STOCK OPTION PLAN

     During 1994, the Company adopted the Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan (1994 LTIP). The 1994 LTIP provides key employees with an incentive award whereby a participant is granted an option to purchase Units together with a stipulated number of Performance Units. Under the provisions of the 1994 LTIP, no more than one million options and two million Performance Units may be granted. Each Performance Unit creates a credit to a participant's Performance Unit account when earnings exceed a threshold, which was $2.50 per Unit and $2.00 per Unit for the awards made in 1995 and 1994, respectively. Grants during 1995 and 1994 included 35,000 and 40,000 Performance Units, respectively. No Performance Units were granted during 1996. When earnings for a calendar year (exclusive of certain special items) exceed the threshold, the excess amount is credited to the participant's Performance Unit account. The balance in the account may be used to exercise Unit options granted in connection with the Performance Units or may be withdrawn two years after the underlying options expire, usually 10 years from the date of grant. Under the agreement for such Unit options, the options become exercisable in equal installments over periods of one, two, and three years from the date of the grant. Options may also be exercised

                             TEPPCO PARTNERS, L.P.

by normal means once vesting requirements are met. A summary of Unit options granted under the terms of the 1994 LTIP is presented below:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                              UNITS    EXERCISE PRICE
                                                              ------   --------------
Outstanding at December 31, 1993............................      --            --
  Granted...................................................  20,000      $28.6875
  Exercised.................................................      --            --
                                                              ------
Outstanding at December 31, 1994............................  20,000      $28.6875
  Granted...................................................  35,000      $27.6250
  Exercised.................................................  (1,561)     $28.6875
                                                              ------
Outstanding at December 31, 1995............................  53,439      $27.9916
  Granted...................................................      --            --
  Exercised.................................................  (6,790)     $28.2026
                                                              ------
Outstanding at December 31, 1996............................  46,649      $27.9609
                                                              ======
Exercisable at December 31, 1994............................      --            --
Exercisable at December 31, 1995............................   5,105      $28.6875
Exercisable at December 31, 1996............................  16,647      $28.1407

     As discussed in Note 2, in October 1995 the FASB issued SFAS 123, "Accounting for Stock-Based Compensation," which allows a company to adopt a fair value based method of accounting for its stock-based compensation plans. The Partnership has elected to retain the intrinsic value method of APB No. 25 for recognizing stock-based expense. The exercise price of all options awarded under the 1994 LTIP equaled the market price of the Partnership's Units on the date of grant. Accordingly, no compensation expense was recognized at the date of grant. Had compensation expense been determined consistent with SFAS 123, compensation expense for the awards granted in 1995 would have totaled $31,158 during 1996 and $29,875 during 1995; and would not have changed net income per Unit as reported.

     For purposes of determining compensation costs using the provisions of SFAS 123, the fair value of 1995 option grants were determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were: risk-free interest rate based on 5-year Treasury strips -- 7.8%; dividend yield -- 8.4%; Unit price volatility -- 18%; expected option lives -- five years.

NOTE 11. LEASES

     The Partnership utilizes leased assets in several areas of its operations. Total rental expense during 1996, 1995 and 1994 was $2.5 million, $2.6 million, and $2.9 million, respectively. The minimum rental payments under the Partnership's various operating leases for the years 1997 through 2001 are $3.6 million, $3.9 million, $3.7 million, $3.4 million and $3.1 million, respectively. Thereafter, payments aggregate $9.3 million through 2007.

     The Partnership has begun construction to connect the pipeline system to Colonial Pipeline Company's (Colonial) pipeline at Beaumont, Texas. Construction of the connection and related facilities is expected to be completed during the second quarter of 1997. The Partnership has entered into a 10-year capacity lease with Colonial, commencing the month following completion of construction, whereby the Partnership has guaranteed a minimum monthly throughput rate for the new connection. The minimum lease payments related to this agreement are included in the amounts disclosed above.

                             TEPPCO PARTNERS, L.P.

NOTE 12. EMPLOYEE BENEFITS

PENSION BENEFITS

     The Company's employees are included with other affiliates of PanEnergy in a noncontributory, trustee-administered pension plan. The plan provides pension benefits to officers and employees of PanEnergy and its subsidiaries. These benefits are generally based on the employee's years of service and highest average earnings during a specific period. PanEnergy's policy is to fund amounts as necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members. Pension expense allocated to the Partnership for 1996, 1995 and 1994 was $1.9 million, $1.5 million and $1.6 million, respectively. The Partnership reimburses the Company for pension expense on a monthly basis. The significant assumptions affecting pension expense include: (i) a discount rate of 7.5% at December 31, 1996 (7.5% at December 31, 1995 and 8.5% at December 31, 1994); (ii) rates of increase in compensation levels of 5% for all periods; and (iii) expected long-term rates of return on plan assets of 9.5% for all periods.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company's employees are included with other affiliates of PanEnergy in contributory and noncontributory, trustee-administered plans that provide certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company and have attained 10 years of specified service. The Partnership reimburses the Company for postretirement benefits cost on a monthly basis. The components of net postretirement benefits cost for the years ended December 31, 1996, 1995 and 1994 were as follows (in thousands):

                                                                1996          1995          1994
                                                             ----------    ----------    ----------
Service cost...............................................    $ 240          $169          $211
Interest cost..............................................      506           476           430
Expected return on plan assets.............................     (126)          (74)          (33)
Amortization of transition obligation......................      205           201           210
                                                               -----          ----          ----
Net postretirement benefits cost...........................    $ 825          $772          $818
                                                               =====          ====          ====

     The transition obligation resulted from the implementation of accrual accounting for such benefits and is being amortized over approximately 20 years, commencing in 1993. The weighted average discount rate used in determining the transition obligation was 7.5%. The assumed health care cost trend rate for medical costs is 7.0% for 1996. The health care cost trend rate is expected to decrease, with a 5.5% ultimate trend rate expected to be achieved by 1999. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase in the assumed health care cost trend rates in each future year would increase the transition obligation for the medical plan by $450,000 as of December 31, 1996, and the annual aggregate of the service and interest cost components of net postretirement benefits cost by $26,000.

POSTEMPLOYMENT BENEFITS

     The Partnership accrues expense for certain benefits provided to former or inactive employees after employment but before retirement. During 1996, 1995 and 1994, the Partnership recorded $0.2 million, $0.1 million and $0.5 million, respectively, of expense for such benefits.

                             TEPPCO PARTNERS, L.P.

NOTE 13. CONTINGENCIES

     The Partnership is involved in various claims and legal proceedings incidental to its business. In the opinion of management, these claims and legal proceedings will not have a material adverse effect on the Partnership's consolidated financial position or results of operations.

     The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes the operations of the pipeline system are in material compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the pipeline system, could result in substantial costs and liabilities to the Partnership. The Partnership does not anticipate that changes in environmental laws and regulations will have a material adverse effect on its financial position, operations or cash flows in the near term.

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

     Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At December 31, 1996, the Partnership had approximately 14.8 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

NOTE 14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                          FIRST      SECOND     THIRD      FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
1996
Operating revenues.....................................   $58,849    $48,946    $49,528    $58,702
Operating income.......................................    27,536     17,497     17,449     24,952
Net income.............................................    20,126     10,304     10,392     17,826
Net income per Unit....................................   $  1.32    $  0.67    $  0.65    $  1.15

1995(1)
Operating revenues.....................................   $53,177    $46,468    $46,290    $57,781
Operating income.......................................    24,516     16,583     13,708     21,685
Net income.............................................    16,928      9,167      6,401     14,221
Net income per Unit....................................   $  1.12    $  0.61    $  0.43    $  0.92

---------------

(1) The third and fourth quarters of 1995 include special charges of $4.5 million ($0.30 per Unit) and $2.9 million ($0.19 per Unit), respectively, related to the settlement of certain claims and environmental remediation costs at the Partnership's Seymour, Indiana, terminal.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Certificate of Limited Partnership of the Partnership
                            (Filed as Exhibit 3.2 to the Partnership's Registration
                            Statement (Commission File No. 33-32203) and incorporated
                            herein by reference).
           4.1           -- Form of Certificate representing Units (Filed as Exhibit
                            4.1 to the Partnership's Registration Statement
                            (Commission File No. 33-32203) and incorporated herein by
                            reference).
           4.2           -- Agreement of Limited Partnership of TEPPCO Partners,
                            L.P., dated March 7, 1990 (Filed as Exhibit 4(a) to Form
                            10-Q of TEPPCO Partners, L.P. (Commission File No.
                            1-10403) for the quarter ended March 31, 1990 and
                            incorporated herein by reference).
           4.3           -- Note Agreement, 9.60% Series A and 10.20% Series B First
                            Mortgage Notes, dated February 28, 1990 (Filed as Exhibit
                            4(b) to Form 10-Q of TEPPCO Partners, L.P. (Commission
                            File No. 1-10403) for the quarter ended March 31, 1990
                            and incorporated herein by reference).
           4.4           -- Amendment to Note Agreement, dated June 1, 1994, 9.60%
                            Series A and 10.20% Series B First Mortgage Notes (Filed
                            as Exhibit 4 to Form 10-Q of TEPPCO Partners L.P.
                            (Commission File No. 1-10403) for the quarter ended June
                            30, 1994 and incorporated herein by reference).
           4.5           -- Amendment to Note Agreement, dated February 24, 1995,
                            9.60% Series A and 10.20% Series B First Mortgage Notes
                            (Filed as Exhibit 4.5 to Form 10-K of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the year ended
                            December 31, 1994 and incorporated herein by reference).
          10.1           -- Agreement of Limited Partnership of TE Products Pipeline
                            Company, Limited Partnership, dated March 7, 1990 (Filed
                            as Exhibit 28 to Form 10-Q of TEPPCO Partners, L.P.
                            (Commission File No. 1-10403) for the quarter ended March
                            31, 1990 and incorporated herein by reference).
          10.2           -- Assignment and Assumption Agreement, dated March 24,
                            1988, between Texas Eastern Transmission Corporation and
                            the Company (Filed as Exhibit 10.8 to the Partnership's
                            Registration Statement (Commission File No. 33-32203) and
                            incorporated herein by reference).
          10.3           -- Texas Eastern Products Pipeline Company 1995 Employee
                            Incentive Compensation Plan executed on April 18, 1995
                            (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners,
                            L.P. (Commission File 1-10403) for the quarter ended June
                            30, 1995 and incorporated herein by reference).
          10.4           -- Agreement Regarding Environmental Indemnities and Certain
                            Assets. (Filed as Exhibit 10.5 to the Partnership's Form
                            10-K (Commission File No. 1-10403) for the year ended
                            December 31, 1990 and incorporated herein by reference).
          10.5           -- Texas Eastern Products Pipeline Company Management
                            Incentive Compensation Plan executed on January 30, 1992
                            (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the quarter ended
                            March 31, 1992 and incorporated herein by reference).
          10.6           -- Texas Eastern Products Pipeline Company Long-Term
                            Incentive Compensation Plan executed on October 31, 1990.
                            (Filed as Exhibit 10.9 to the Partnership's Form 10-K
                            (Commission File No. 1-10403) for the year ended December
                            31, 1990 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.7           -- Form of Amendment to Texas Eastern Products Pipeline
                            Company Long-Term Incentive Compensation Plan. (Filed as
                            Exhibit 10.7 to the Partnership's Form 10-K (Commission
                            File No. 1-10403) for the year ended December 31, 1995
                            and incorporated herein by reference).
          10.8           -- Employees' Savings Plan of Panhandle Eastern Corporation
                            and Participating Affiliates (Effective January 1, 1991).
                            (Filed as Exhibit 10.10 to the Partnership's Form 10-K
                            (Commission File No. 1-10403) for the year ended December
                            31, 1990 and incorporated herein by reference).
          10.9           -- Retirement Income Plan of Panhandle Eastern Corporation
                            and Participating Affiliates (Effective January 1, 1991).
                            (Filed as Exhibit 10.11 to the Partnership's Form 10-K
                            (Commission File No. 1-10403) for the year ended December
                            31, 1990 and incorporated herein by reference).
          10.10          -- Panhandle Eastern Corporation -- Executive Benefit
                            Equalization Plan as amended November 29, 1989; effective
                            January 1, 1990 (Filed as Exhibit 10.05 to Form 10-K of
                            Panhandle (Commission File No. 1-8157) for the year ended
                            December 31, 1989 and incorporated herein by reference).
          10.11          -- Employment Agreement with William L. Thacker, Jr. (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P.
                            (Commission File No. 1-10403) for the quarter ended
                            September 30, 1992 and incorporated herein by reference).
          10.12          -- Texas Eastern Products Pipeline Company 1994 Long Term
                            Incentive Plan executed on March 8, 1994 (Filed as
                            Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P.
                            (Commission File 1-10403) for the quarter ended March 31,
                            1994 and incorporated herein by reference).
          10.13          -- Panhandle Eastern Corporation Key Executive Deferred
                            Compensation Plan established effective January 1, 1994
                            (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners,
                            L.P. (Commission File 1-10403) for the quarter ended
                            March 31, 1994 and incorporated herein by reference).
          22.1           -- Subsidiaries of the Partnership (Filed as Exhibit 22.1 to
                            the Partnership's Registration Statement (Commission File
                            No. 33-32203) and incorporated herein by reference).
         *23             -- Consent of KPMG Peat Marwick LLP
         *24             -- Powers of Attorney.
         *27             -- Financial Data Schedule as of and for the year ended
                            December 31, 1996.

---------------

* Filed herewith.