Form 10-Q
period 1997-03-31
TEPPCO PARTNERS LP
filed 1997-05-06
CIK 857644

===============================================================================

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

             FOR THE QUARTER ENDED MARCH 31, 1997



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


                                 (713) 759-3636
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---
===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TEPPCO PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                MARCH 31,  DECEMBER 31,
                                                                  1997        1996
                                                                --------    --------
                                                               (UNAUDITED)
                                ASSETS

Current Assets:
     Cash and cash equivalents ..............................   $ 22,803    $ 34,047
     Short-term investments .................................     16,070      24,085
     Accounts receivable, trade .............................     16,060      18,326
     Inventories ............................................     17,611      18,914
     Other ..................................................      4,568       3,371
                                                                --------    --------
          Total current assets ..............................     77,112      98,743
                                                                --------    --------
Property, plant and equipment, at cost (net of accumulated
   depreciation and amortization of $155,451 and $149,597) ..    562,422     561,068
Investments .................................................      6,936       6,936
Other assets ................................................      4,653       4,494
                                                                --------    --------
         Total assets .......................................   $651,123    $671,241
                                                                ========    ========

                   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:

     Current maturities, First Mortgage Notes ...............   $ 17,000   $ 13,000
     Accounts payable and accrued liabilities ...............      6,455      8,300
     Accounts payable, general partner ......................      3,320      3,007
     Accrued interest .......................................      2,304     10,930
     Other accrued taxes ....................................      4,480      5,455
     Other ..................................................      4,870      6,861
                                                                --------   --------
          Total current liabilities .........................     38,429     47,553
                                                                --------   --------
First Mortgage Notes ........................................    309,512    326,512
Other liabilities and deferred credits ......................      3,708      3,902
Minority interest ...........................................      3,026      2,963
Partners' capital:
     General partner's interest .............................      5,028      4,616
     Limited partners' interests ............................    291,420    285,695
                                                                --------   --------
          Total partners' capital                                296,448    290,311
                                                                --------   --------
          Total liabilities and partners' capital ...........   $651,123   $671,241
                                                                ========   ========


          See Accompanying Notes To Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)



                                                THREE MONTHS    THREE MONTHS
                                                   ENDED           ENDED
                                                  MARCH 31,      MARCH 31,
                                                    1997            1996
                                                ------------    ------------
Operating Revenues:
     Transportation - Refined products ......   $     21,704    $     21,883
     Transportation - LPGs ..................         23,939          27,114
     Gain on sale of inventory ..............          1,497           1,543
     Mont Belvieu operations ................          2,763           2,840
     Other ..................................          5,522           5,469
                                                ------------    ------------
          Total operating revenues ..........         55,425          58,849
                                                ------------    ------------

Costs and Expenses:
     Operating, general and administrative ..         22,238          23,009
     Depreciation and amortization ..........          5,768           5,968
     Taxes - other than income taxes ........          2,474           2,336
                                                ------------    ------------
          Total costs and expenses ..........         30,480          31,313
                                                ------------    ------------

Operating income ............................         24,945          27,536

Interest expense, First Mortgage Notes ......         (8,604)         (8,867)
Interest costs capitalized ..................            655             170
Other income - net ..........................            981           1,492
                                                ------------    ------------
          Income before minority interest ...         17,977          20,331
Minority interest ...........................           (182)           (205)
                                                ------------    ------------


          Net income ........................   $     17,795    $     20,126
                                                ============    ============

          Net income per Unit ...............   $       1.14    $       1.32
                                                ============    ============



          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                     THREE MONTHS    THREE MONTHS
                                                                        ENDED           ENDED
                                                                       MARCH 31,       MARCH 31,
                                                                         1997            1996
                                                                     ------------    ------------
Cash flows from operating activities:
     Net income ..................................................   $     17,795    $     20,126
     Adjustments to reconcile net income to cash provided by
       operating activities:
          Depreciation and amortization ..........................          5,768           5,968
          Decrease in accounts receivable, trade .................          2,266           6,144
          Decrease in inventories ................................          1,303           2,748
          Increase in other current assets .......................         (1,197)         (1,162)
          Decrease in accounts payable and accrued expenses ......        (13,124)        (16,703)
          Other ..................................................           (155)           (101)
                                                                     ------------    ------------
            Net cash provided by operating activities ............         12,656          17,020
                                                                     ------------    ------------

Cash flows from investing activities:
     Proceeds from investments ...................................          7,970           4,861
     Investments .................................................             --          (5,786)
     Insurance proceeds related to damaged asset .................          1,046              --
     Restricted investments designated for property additions ....             --            (141)
     Capital expenditures ........................................         (8,139)         (4,145)
                                                                     ------------    ------------
            Net cash provided by (used in) investing activities ..            877          (5,211)
                                                                     ------------    ------------

Cash flows from financing activities:
     Principal payment, First Mortgage Notes .....................        (13,000)        (10,000)
     Distributions ...............................................        (11,777)        (10,810)
                                                                     ------------    ------------
            Net cash used in financing activities ................        (24,777)        (20,810)
                                                                     ------------    ------------

Net decrease in cash and cash equivalents ........................        (11,244)         (9,001)

Cash and cash equivalents at beginning of period .................         34,047          39,663
                                                                     ------------    ------------
Cash and cash equivalents at end of period .......................   $     22,803    $     30,662
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest) ....   $     16,438    $     17,403
                                                                     ============    ============



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

     The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of March 31, 1997, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of results of operations for the full year 1997. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L. P. Annual Report on Form 10-K for the year ended December 31, 1996.

     Net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Units outstanding (a total of 14,500,000 Units as of March 31, 1997). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 5). The general partner was allocated 6.72% and 5.15% of net income for the three months ended March 31, 1997 and 1996, respectively.

NOTE 2. INVESTMENTS

SHORT-TERM INVESTMENTS

     The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash equivalents. At March 31, 1997, short-term investments included $16.1 million of investment-grade corporate notes, which mature within one year. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at March 31, 1997.

LONG-TERM INVESTMENTS

     At March 31, 1997, the Partnership had $6.9 million invested in investment-grade corporate notes, which have varying maturities from 1998 through 2001. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at March 31, 1997.

NOTE 3. FIRST MORTGAGE NOTES

     In connection with its formation, TE Products Pipeline Company, Limited Partnership issued 9.60% Series A First Mortgage Notes, due 2000, and 10.20% Series B First Mortgage Notes, due 2010 (collectively the "Notes"). The Notes, which are secured by a mortgage on substantially all property, plant and equipment of the Partnership, have mandatory annual prepayments at par through March 7, 2010. Interest is payable semiannually on each March 7 and September 7 until retirement of the Notes. On March 7, 1997, the Partnership paid $13.0 million for current maturities due on the Notes. At March 31, 1997, the current maturities of the Notes were $17.0 million, which are payable on March 6, 1998.

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)


     The agreements relating to the Notes contain certain covenant restrictions, including limitations on cash distributions and on the amount of future indebtedness, none of which are expected to have a material adverse effect on the Partnership's operations.

NOTE 4. INVENTORIES

     Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):


                                                       MARCH 31,    DECEMBER 31,
                                                         1997           1996
                                                     ------------   ------------
          Gasolines ..............................   $      3,570   $      3,232
          Propane ................................          5,613          6,550
          Butanes ................................          2,760          4,023
          Fuel oils ..............................             71             --
          Other products .........................          2,222          2,021
          Materials and supplies .................          3,375          3,088
                                                     ------------   ------------
                    Total ........................   $     17,611   $     18,914
                                                     ============   ============

     The costs of inventories were lower than market at March 31, 1997, and December 31, 1996.

NOTE 5. CASH DISTRIBUTIONS

     The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion or as required by the terms of the Notes.

     On February 7, 1997, the Partnership paid a cash distribution of $0.75 per Unit for the fourth quarter of 1996. Additionally, on April 11, 1997, the Partnership declared a cash distribution of $0.75 per Unit for the quarter ended March 31, 1997. The distribution is payable on May 9, 1997, to Unitholders of record on April 30, 1997.

     The Company receives incremental incentive distributions of 15%, 25% and 50% on quarterly distributions of Available Cash that exceed $0.55, $0.65 and $0.90 per Unit, respectively. During the three months ended March 31, 1997 and 1996, incentive distributions paid to the Company totaled $0.7 million and $0.5 million, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)

claims for damages to property or persons resulting from the operations of the pipeline system, could result in substantial costs and liabilities to the Partnership. The Partnership does not anticipate that changes in environmental laws and regulations will have a material adverse effect on its financial position, operations or cash flows in the near term.

     As part of the Agreed Order entered into between the Partnership and the Indiana Department of Environmental Management (IDEM), the Partnership has completed the remedial investigation phase II sampling plan for groundwater contamination at the Seymour, Indiana, terminal. Additionally, as a part of the Agreed Order, the Partnership has presented a scope of work for the final remedial investigation report for the Seymour terminal. The Agreed Order entered into between the Partnership and IDEM will ultimately result in a remediation program for any on-site and off-site environmental problems attributable to the Partnership's operations at Seymour. In the opinion of the general partner, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership.

     Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At March 31, 1997, the Partnership had approximately 11.1 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information is provided to facilitate increased understanding of the 1997 and 1996 interim consolidated financial statements and accompanying notes presented in Item 1. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial position. Discussion included in "Other Matters" addresses key trends, futures plans and contingencies. Throughout these discussions, management addresses items that are reasonably likely to materially affect future liquidity or earnings.

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

     Net income for the quarter ended March 31, 1997 was $17.8 million, compared with net income of $20.1 million for the 1996 first quarter. The $2.3 million decrease in net income resulted primarily from a $3.4 million decrease in operating revenues, which was partially offset by a $0.8 million decrease in operating, general and administrative expenses. See discussion below of factors affecting net income for the comparative periods.

      See volume and average tariff information below:

                                         QUARTER ENDED MARCH 31,   PERCENTAGE
                                         -----------------------    INCREASE
                                            1997         1996      (DECREASE)
                                         ---------    ----------   -----------
VOLUMES DELIVERED
(in thousands of barrels)
   Refined products                          25,205       25,920       (3%)
   LPGs                                      12,064       12,845       (6%)
   Mont Belvieu operations                    6,188        4,963       25%
                                         ----------   ----------   ----------
      Total                                  43,457       43,728       (1%)
                                         ==========   ==========   ==========

AVERAGE TARIFF PER BARREL
   Refined products                      $     0.86   $    0.84         2%
   LPGs                                        1.98        2.11        (6%)
   Mont Belvieu operations                     0.16        0.18       (11%)
      Average system tariff per barrel   $     1.07   $    1.14        (6%)
                                         ==========   ==========   ==========

     Refined products transportation revenues decreased $0.2 million for the quarter ended March 31, 1997, compared with the prior-year quarter, as a result of lower deliveries of motor fuel and distillate due primarily to increased refinery utilization in the Midwest market areas, coupled with lower refinery production along the upper Texas Gulf Coast. These decreases were partially offset by increased deliveries of jet fuel attributable to the pipeline connection at the Little Rock Air Force Base, which was completed in June 1996, and increased demand at commercial airports served by the pipeline system. Additionally, deliveries of gasoline blend stocks, primarily methyl tertiary butyl ether (MTBE) and toluene, were higher than the prior year due to increased barge deliveries at the Partnership's marine terminal near Beaumont, Texas, as well as higher demand in the Midwest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (CONTINUED)

     LPGs transportation revenues decreased $3.2 million for the quarter ended March 31, 1997, compared with the first quarter of 1996, due primarily to a 12% decrease in propane deliveries in the Midwest and Northeast market areas attributable to warmer winter weather in 1997. Additionally, butane deliveries decreased 27% during the 1997 first quarter as a result of increased Canadian imports into the Midwest as well as lower Gulf Coast supply. These decreases were partially offset by higher petrochemical demand for propane along the upper Texas Gulf Coast. The decrease in long-haul propane deliveries to the Northeast, coupled with the increase in short-haul Gulf Coast deliveries, resulted in the 6% decrease in the LPGs average system tariff per barrel.

     Revenues generated from Mont Belvieu operations decreased slightly during the first quarter of 1997, compared with the first quarter of 1996, due primarily to lower storage revenues attributable to lower shipper inventory levels, partially offset by a 25% increase in shuttle deliveries. The Mont Belvieu operations average tariff per barrel for shuttle deliveries decreased during 1997 as a result of higher contract deliveries, which generally carry lower tariffs.

     Operating, general and administrative expenses decreased $0.8 million during the quarter ended March 31, 1997, compared with the prior-year quarter, due primarily to decreased product measurement losses, decreased expenses for legal services and lower insurance premiums. These decreases were partially offset by increased expenses for pensions and benefits costs.

     Interest expense decreased $0.3 million during the first quarter of 1997, compared with 1996, due to principal payments on the First Mortgage Notes of $10.0 million and $13.0 million during March 1996 and March 1997, respectively. Capitalized interest increased $0.5 million over the prior year quarter as a result of increased capitalized spending during 1997. Lower interest expense was partially offset by a $0.5 million decrease in other income as a result of lower interest income earned on cash investments.

FINANCIAL CONDITION AND LIQUIDITY

     Net cash from operations for the three months ended March 31, 1997 totaled $12.7 million, compared with $17.0 million for the corresponding period in 1996. The decrease resulted from a $2.5 million decrease in income before charges for depreciation and amortization, and a $1.8 million decrease in other working capital changes. The decrease in working capital sources of cash was due primarily to lower accounts receivable balances outstanding at the beginning of 1997, partially offset by lower cash payments for accrued expenses during the first quarter of 1997. Net cash from operations for the three months ended March 31, 1997 and 1996 reflect semi-annual interest payments related to the Notes of $17.1 million and $17.6 million, respectively.

     Cash flows from investing activities during the first quarter of 1997 included proceeds from investments of $8.0 million and insurance proceeds of $1.0 million, offset by $8.1 million of capital expenditures. The insurance proceeds received during the first quarter of 1997 relate to the replacement value of a 20-inch diameter auxiliary pipeline at the Red River in central Louisiana, which was damaged in 1994 and subsequently removed from service. Cash flows from investing activities during the first quarter of 1996 included proceeds from investments of $4.9 million, offset by $5.8 million of additional investments and capital expenditures of $4.1 million. The increase in capital expenditures in 1997 reflects the continuation of construction projects which commenced during the later part of 1996. The Partnership revises capital spending periodically in response to changes in cash flows and operations.

     The Partnership paid the fourth quarter 1996 cash distribution of $11.8 million ($0.75 per Unit) on February 7, 1997. Additionally, on April 11, 1997, the Partnership declared a cash distribution of $0.75 per Unit for the three months ended March 31, 1997. The distribution is payable on May 9, 1997 to Unitholders of record on April 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY - (CONTINUED)

     The Notes, which are secured by a mortgage on substantially all property, plant and equipment of the Partnership, require annual principal payments through March 2010. Interest is payable semi-annually on March 7 and September
7. Cash and cash equivalents were reduced by the $13.0 million principal payment related to the Notes on March 7, 1997. At March 31, 1997, the current maturities of the Notes were $17.0 million. The note agreement relating to the Notes limits the amount of cash distributions that can be made by TE Products Pipeline Company, Limited Partnership to TEPPCO Partners, L.P. Such restriction is not anticipated to preclude the Partnership from making quarterly distributions to Unitholders of at least $0.75 per Unit during 1997.

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

     As part of the Agreed Order entered into between the Partnership and the Indiana Department of Environmental Management (IDEM), the Partnership has completed the remedial investigation phase II sampling plan for groundwater contamination at the Seymour, Indiana, terminal. Additionally, as a part of the Agreed Order, the Partnership has presented a scope of work for the final remedial investigation report for the Seymour terminal. The Agreed Order entered into between the Partnership and IDEM will ultimately result in a remediation program for any on-site and off-site environmental problems attributable to the Partnership's operations at Seymour. In the opinion of the general partner, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership.

     During the first quarter of 1997, the Partnership completed its Midwest mainline expansion project, which added 50,000 barrels per day of capacity between El Dorado, Arkansas, and Seymour, Indiana. On March 31, 1997, the Partnership placed in service the expansion of the Ark-La-Tex system between Shreveport, Louisiana, and El Dorado. This project provides an additional 25,000 barrels per day of refined products transportation capacity. Additionally, on May 1, 1997, the Partnership placed in service the connection of the pipeline system to Colonial Pipeline Company's (Colonial) pipeline at Beaumont, Texas. The Partnership has entered into a 10-year capacity lease with Colonial, whereby the Partnership has guaranteed a minimum monthly throughput rate for the new connection. The Ark-La-Tex system expansion and the connection to the Colonial pipeline system relieve origin constraints of refined products to the Partnership's mainline system allowing additional capacity created by the Midwest expansion project to be utilized.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibit
            Number     Description
            ------     -----------

             10 Texas Eastern Products Pipeline Company 1997 Employee Incentive Compensation Plan executed on January 29, 1997.

             27 Financial Data Schedule as of and for the three months ended March 31, 1997.


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


                                  TEPPCO Partners, L.P.
                                      (Registrant)

                                  By: Texas Eastern Products Pipeline Company,
                                      General Partner



                                         /s/ CHARLES H. LEONARD
                                  -------------------------------------------
                                             Charles H. Leonard
                                  Sr. Vice President, Chief Financial Officer
                                               and Treasurer
















Date: May 6, 1997