Form 10-Q
period 1997-06-30
TEPPCO PARTNERS LP
filed 1997-08-07
CIK 857644

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



                      FOR THE QUARTER ENDED JUNE 30, 1997



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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              TEPPCO PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JUNE 30,    DECEMBER 31,
                                                                 1997           1996
                                                               ----------   ----------
                                                              (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ................................   $   35,663   $   34,047
  Short-term investments ...................................       10,174       24,085
  Accounts receivable, trade ...............................       16,854       18,326
  Inventories ..............................................       17,679       18,914
  Other ....................................................        4,416        3,371
                                                               ----------   ----------
    Total current assets ...................................       84,786       98,743
                                                               ----------   ----------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $159,638 and $149,597) ..      563,884      561,068
Investments ................................................        8,735        6,936
Other assets ...............................................        4,831        4,494
                                                               ----------   ----------
    Total assets ...........................................   $  662,236   $  671,241
                                                               ==========   ==========

                       LIABILITIES AND PARTNERS' CAPITAL


Current liabilities:
  Current maturities, First Mortgage Notes .................   $   17,000   $   13,000
  Accounts payable and accrued liabilities .................        6,282        8,300
  Accounts payable, general partner ........................        3,736        3,007
  Accrued interest .........................................       10,539       10,930
  Other accrued taxes ......................................        5,568        5,455
  Other ....................................................        5,239        6,861
                                                               ----------   ----------
    Total current liabilities ..............................       48,364       47,553
                                                               ----------   ----------
First Mortgage Notes .......................................      309,512      326,512
Other liabilities and deferred credits .....................        3,479        3,902
Minority interest ..........................................        3,040        2,963
Partners' capital:
  General partner's interest ...............................        5,127        4,616
  Limited partners' interests ..............................      292,714      295,695
                                                               ----------   ----------
    Total partners' capital ................................      297,841      290,311
                                                               ----------   ----------
    Total liabilities and partners' capital ................   $  662,236   $  671,241
                                                               ==========   ==========


         See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                               THREE MONTHS    THREE MONTHS  SIX MONTHS      SIX MONTHS
                                                 ENDED           ENDED          ENDED          ENDED
                                                JUNE 30,        JUNE 30,       JUNE 30,       JUNE 30,
                                                  1997           1996           1997           1996
                                               -----------    -----------    -----------    -----------
Operating revenues:
  Transportation - Refined products ........   $    30,957    $    26,339    $    52,661    $    48,222
  Transportation - LPGs ....................        13,805         12,469         37,744         39,583
  Gain on sale of inventory ................           559          2,029          2,056          3,572
  Mont Belvieu operations ..................         2,857          2,778          5,620          5,618
  Other ....................................         4,471          5,331          9,993         10,800
                                               -----------    -----------    -----------    -----------
    Total operating revenues ...............        52,649         48,946        108,074        107,795
                                               -----------    -----------    -----------    -----------

Costs and expenses:
  Operating, general and administrative ....        23,782         23,261         46,020         46,270
  Depreciation and amortization ............         5,933          5,925         11,701         11,893
  Taxes - other than income taxes ..........         2,418          2,263          4,892          4,599
                                               -----------    -----------    -----------    -----------
    Total costs and expenses ...............        32,133         31,449         62,613         62,762
                                               -----------    -----------    -----------    -----------

    Operating income .......................        20,516         17,497         45,461         45,033

Interest expense, First Mortgage Notes .....        (8,367)        (8,685)       (16,971)       (17,552)
Interest costs capitalized .................           317            210            972            380
Other income - net .........................           793          1,388          1,774          2,880
                                               -----------    -----------    -----------    -----------
    Income before minority interest ........        13,259         10,410         31,236         30,741
Minority interest ..........................          (134)          (106)          (316)          (311)
                                               -----------    -----------    -----------    -----------

    Net income .............................   $    13,125    $    10,304    $    30,920    $    30,430
                                               ===========    ===========    ===========    ===========

    Net income per Unit ....................          0.85    $      0.67    $      1.99    $      1.99
                                               ===========    ===========    ===========    ===========


         See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                  SIX MONTHS     SIX MONTHS
                                                                    ENDED          ENDED
                                                                    JUNE 30,      JUNE 30,
                                                                     1997          1996
                                                                  -----------    -----------
Cash flows from operating activities:
 Net income ...................................................   $    30,920    $    30,430
 Adjustments to reconcile net income to cash provided by
 operating activities:
  Depreciation and amortization ...............................        11,701         11,893
  Decrease in accounts receivable, trade ......................         1,472          6,994
  Decrease in inventories .....................................         1,235          5,920
  Increase in other current assets ............................        (1,045)        (1,223)
  Decrease in accounts payable and accrued expenses ...........        (3,189)        (6,594)
  Other .......................................................          (614)           128
                                                                  -----------    -----------
    Net cash provided by operating activities .................        40,480         47,548
                                                                  -----------    -----------

Cash flows from investing activities:
 Proceeds from investments ....................................        15,970          9,861
 Investments ..................................................        (3,906)       (14,436)
 Insurance proceeds related to damaged asset ..................         1,046           --
 Restricted investments designated for property additions .....          --             (285)
 Capital expenditures .........................................       (15,420)       (15,635)
                                                                  -----------    -----------
    Net cash used in investing activities .....................        (2,310)       (20,495)
                                                                  -----------    -----------

Cash flows from financing activities:
 Principal payment,  First Mortgage Notes .....................       (13,000)       (10,000)
 Distributions ................................................       (23,554)       (21,620)
                                                                  -----------    -----------
    Net cash used in financing activities .....................       (36,554)       (31,620)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents ..........         1,616         (4,567)

Cash and cash equivalents at beginning of period ..............        34,047         39,663
                                                                  -----------    -----------
Cash and cash equivalents at end of period ....................   $    35,663    $    35,096
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest)..   $    16,121    $    17,193
                                                                  ===========    ===========



         See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

     TEPPCO Partners, L.P. is a Delaware limited partnership which operates through TE Products Pipeline Company, Limited Partnership, a Delaware limited partnership (collectively the "Partnership"), in which TEPPCO Partners, L.P. holds a 99% interest as the sole limited partner. Texas Eastern Products Pipeline Company and Subsidiary Companies (the "Company"), is the general partner of the Partnership and has agreed not to voluntarily withdraw as the general partner of the Partnership, subject to certain limited exceptions, prior to January 1, 2000. On June 18, 1997, PanEnergy Corp and Duke Power Company completed a previously announced merger. At closing, the combined companies became Duke Energy Corporation (Duke Energy). The Company, previously a wholly-owned subsidiary of PanEnergy Corp, became an indirect wholly-owned subsidiary of Duke Energy on the date of the merger.

     The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of June 30, 1997, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of results of operations for the full year 1997. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1996.

     Net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Units outstanding (a total of 14,500,000 Units as of June 30, 1997). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 6). The general partner was allocated 6.72% and 5.15% of net income for the six months ended June 30, 1997 and 1996, respectively.

NOTE 2. ACCOUNTING POLICY CHANGE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." This statement establishes standards for computing and presenting net income per Unit and requires, among other things, dual presentation of basic and diluted net income per Unit on the face of the consolidated statements of income. This statement is effective for financial statements for periods ending after December 15, 1997. The Partnership will adopt SFAS 128 by December 31, 1997, and does not expect the adoption to have a material impact on its calculation of net income per Unit.

NOTE 3. INVESTMENTS

SHORT-TERM INVESTMENTS

     The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash and cash equivalents. At June 30, 1997, short-term investments included $10.2 million of investment-grade medium-term corporate debt securities, which mature within one year. All short-term investments are stated at amortized cost, which approximates the aggregate fair value at June 30, 1997, and are classified as held-to-maturity securities.

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)


LONG-TERM INVESTMENTS

     At June 30, 1997, the Partnership had $8.7 million invested in investment-grade medium-term corporate debt securities, which have varying maturities from 1999 through 2001. These securities are classified as held-to-maturity securities and are stated at amortized cost. At June 30, 1997, the aggregate fair value and unrealized gain for these securities was $8.8 million and $0.1 million, respectively. Such investments included a $0.9 million investment in Duke Power Company corporate notes as of June 30, 1997.

NOTE 4. FIRST MORTGAGE NOTES

     In connection with its formation, TE Products Pipeline Company, Limited Partnership issued 9.60% Series A First Mortgage Notes, due 2000, and 10.20% Series B First Mortgage Notes, due 2010 (collectively the "Notes"). The
Notes, which are secured by a mortgage on substantially all property, plant and equipment of the Partnership, have mandatory annual prepayments at par through March 7, 2010. Interest is payable semiannually on each March 7 and September 7 until retirement of the Notes. On March 7, 1997, the Partnership paid $13.0 million for current maturities due on the Notes. At June 30, 1997, the current maturities of the Notes were $17.0 million, which are payable on March 6, 1998.

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

NOTE 5. INVENTORIES

     Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):



                                                        JUNE 30,      DECEMBER 31,
                                                         1997           1996
                                                      -----------    -----------
Gasolines ........................................    $     1,545    $     3,232
Propane ..........................................          5,698          6,550
Butanes ..........................................          4,354          4,023
Fuel oils ........................................            402             --
Other products ...................................          1,633          2,021
Materials and supplies ...........................          4,047          3,088
                                                      -----------    -----------
Total ............................................    $    17,679    $    18,914
                                                      ===========    ===========

     The costs of inventories were lower than market at June 30, 1997, and December 31, 1996.

NOTE 6. CASH DISTRIBUTIONS

     The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion or as required by the terms of the Notes.

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)



     On May 9, 1997, the Partnership paid the first quarter cash distribution of $0.75 per Unit to Unitholders of record on April 30, 1997. Additionally, on July 14, 1997, the Partnership declared a cash distribution of $0.80 per Unit for the quarter ended June 30, 1997, which represents an increase of $0.05 per Unit in the quarterly distribution. The second quarter distribution is payable on August 8, 1997, to Unitholders of record on July 31, 1997.

     The Company receives incremental incentive distributions of 15%, 25% and 50% on quarterly distributions of Available Cash that exceed $0.55, $0.65 and $0.90 per Unit, respectively. During the six months ended June 30, 1997 and 1996, incentive distributions paid to the Company totaled $1.4 million and $0.9 million, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

     The Partnership and the Indiana Department of Environmental Management
(IDEM) have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site environmental problems attributable to the Partnership's operations at the Seymour, Indiana, terminal. As part of the Agreed Order, the Partnership has completed the remedial investigation sampling for groundwater contamination and has submitted to IDEM the final remedial investigation report for the Seymour terminal. In the opinion of the general partner, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership.

     Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At June 30, 1997, The Partnership had approximately 16.9 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

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

        Net income for the quarter ended June 30, 1997 was $13.1 million, compared with net income of $10.3 million for the 1996 second quarter. The increase in net income resulted from a $3.7 million increase in operating revenues and a $0.3 million decrease in interest expense. These increases were partially offset by a $0.7 million increase in costs and expenses and a $0.6 million decrease in other income.

        Net income for the six months ended June 30, 1997 increased $0.5 million to $30.9 million, compared with net income of $30.4 million for the six months ended June 30, 1996, due primarily to a $0.3 million increase in operating revenues, a $0.6 million decrease in interest expense and a $0.6 million increase in interest costs capitalized, partially offset by a $1.1 million decrease in other income. See discussion below of factors affecting net income for the comparative periods.

        See volume and average tariff information below:

                                     Quarter Ended                          Six Months Ended
                                       June 30,          Percentage              June 30,         Percentage
                                 ----------------------   Increase        ---------------------    Increase
                                  1997           1996    (Decrease)        1997          1996     (Decrease)
                                 -------        -------  ----------       ------       --------   ----------
VOLUMES DELIVERED
(in thousands of barrels)
    Refined products              34,389         30,621      12%          59,594         56,541       5%
    LPGs                           7,947          7,309       9%          20,011         20,154      (1%)
    Mont Belvieu operations        6,631          6,383       4%          12,819         11,346      13%
                                 -------        -------     ---           ------       --------     ---
Total                             48,967         44,313      11%          92,424         88,041       5%
                                 =======        =======     ===           ======       ========     ===

AVERAGE TARIFF PER BARREL
    Refined products             $  0.90        $  0.86       5%          $ 0.88       $   0.85       4%
    LPGs                            1.74           1.71       2%            1.89           1.96      (4%)
    Mont Belvieu operations         0.13           0.17     (24%)           0.14           0.17     (18%)
    Average system tariff        $  0.93        $  0.90       3%          $ 1.00           1.02      (2%)
                                 =======        =======     ===           ======       ========     ===

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (CONTINUED)

        Refined products transportation revenues increased $4.6 million for the quarter ended June 30, 1997, compared with the prior-year quarter, as a result of higher deliveries of motor fuel, distillate, natural gasoline and jet fuel. The increase in refined products transportation revenue reflects the utilization of increased delivery capacity from the expansion of the Ark-La-Tex system between Shreveport, Louisiana, and El Dorado, Arkansas, which was placed in service on March 31, 1997, and the connection of the pipeline system to Colonial Pipeline Company's (Colonial) pipeline at Beaumont, Texas. Additionally, jet fuel volumes increased as a result of the pipeline connection at the Little Rock Air Force base, which was completed in June 1996. Natural gasoline deliveries increased primarily from favorable blending economics in Midwest market areas. The increase in the refined products average tariff per barrel reflects an increase in the percentage of long-haul deliveries as well as higher tariff rates on the Ark-La-Tex system.

        LPGs transportation revenues increased $1.3 million for the quarter ended June 30, 1997, compared with the second quarter of 1996, due primarily to increased propane deliveries in the upper Midwest and Northeast attributable to colder weather continuing into the second quarter of 1997, favorable price differentials and lower competing local supply in the Northeast. Additionally, isobutane transportation revenue increased from the prior year quarter due to the resumption during the second quarter of 1997 of operations at a Northeast refinery that was shut down throughout 1996. The 2% increase in the LPGs average tariff per barrel resulted from the higher percentage of long-haul propane and isobutane deliveries to the Northeast.

        For the six months ended June 30, 1997, refined products transportation revenues increased $4.4 million, compared with the corresponding period in 1996, due to a 5% increase in volumes delivered and a 4% increase in the refined products average tariff per barrel. The increase in refined products transportation volumes was attributable to the factors discussed above during the second quarter of 1997, partially offset by lower deliveries of motor fuel and distillates during the first quarter of 1997 due to increased refinery utilization in the Midwest market areas and lower refinery production along the upper Texas Gulf Coast. The increase in the refined products average tariff per barrel during 1997 reflects a higher percentage of long-haul transportation deliveries and the higher tariff rate on the Ark-La-Tex system.

        LPGs transportation revenues decreased $1.8 million during the six months ended June 30, 1997, compared with the same period in 1996, due primarily to lower propane deliveries attributable to warmer winter weather in the first quarter of 1997, and a decrease in butane deliveries as a result of increased competing product being imported from Canada into the Midwest. These decreases were partially offset by favorable price differentials of propane in the Northeast market area during the second quarter of 1997, and stronger demand for isobutane as a refinery feedstock due to the resumption during the second quarter of 1997 of operations at a Northeast refinery that was shut down throughout 1996. The 4% decrease in the LPGs average tariff per barrel resulted from lower long-haul propane deliveries during the first quarter of 1997, as well as increased demand for short-haul deliveries along the upper Texas Gulf Coast.

        Revenues generated from Mont Belvieu operations increased slightly during both the quarter and six months ended June 30, 1997, compared with the corresponding periods in 1996, due primarily to higher terminaling fees on butane received into the system and higher petrochemical demand along the upper Texas Gulf Coast. These increases were largely offset by the decrease in the Mont Belvieu operations average tariff per barrel for shuttle deliveries during 1997, which resulted from higher contract deliveries, which generally carry lower tariffs.

        Gains on the sale of inventory decreased during both the quarter and six months ended June 30, 1997, compared with the corresponding periods in 1996, as a result of lower volumes of gasoline being sold during the second quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (CONTINUED)

        Other operating revenues decreased during both the quarter and six months ended June 30, 1997, as compared to the corresponding periods in 1996, due to write downs of product inventory recorded during the second quarter of 1997 and lower propane imports received at the marine terminal at Providence, Rhode Island, due primarily to warmer winter weather during the first quarter of 1997. These decreases were partially offset by higher refined products terminaling fees attributable to the increase in refined products transportation volumes delivered in 1997.

        Costs and expenses increased $0.7 million during the second quarter of 1997, compared with the prior year, due to a $0.5 million increase in operating, general and administrative expenses and a $0.2 million increase in taxes - other than income taxes. The increase in operating, general and administrative expenses resulted primarily from increased rental expense associated with the capacity lease with Colonial, which began in May 1997, and increased throughput-related costs and labor costs. These increases were partially offset by lower environmental remediation expenses and lower product measurement losses. The increase in taxes - other than income taxes resulted from higher property tax assessments.

        Costs and expenses decreased slightly during the first six months of 1997, compared with the same period in 1996, due primarily to lower operating, general and administrative expenses attributable to lower outside services for system maintenance and remediation and lower product measurement losses. These decreases were partially offset by increased thoughput-related costs, increased labor and benefits expenses and the Colonial capacity lease. Lower operating, general and administrative expenses were partially offset by higher property tax assessments for 1997.

        Interest expense decreased during both the quarter and six-month periods in 1997, compared with the same periods in 1996, due to principal payments on the First Mortgage Notes of $10.0 million and $13.0 million in March 1996 and 1997, respectively. Capitalized interest increased $0.6 million during the six month period ended June 30, 1997, compared with the same period in 1996 as a result of higher construction balances related to capital projects, which commenced during 1996, and were completed during 1997. Other income, primarily interest, decreased during both the quarter and six months ended June 30, 1997, compared with the corresponding periods in 1996, as a result of lower cash balances in 1997.

FINANCIAL CONDITION AND LIQUIDITY

        Net cash from operations totaled $40.5 million for the six-month period ended June 30, 1997, compared with $47.5 million for the corresponding period in 1996. The decrease resulted primarily from a decrease in working capital sources of cash. The decrease in working capital sources of cash was primarily due to higher accounts receivable balances related to increased operating revenues during the second quarter of 1997 and lower inventory sales during 1997, partially offset by lower cash payments for accrued expenses during 1997. Net cash from operations for the six months ended June 30, 1997 and 1996 reflect semi-annual interest payments related to the Notes of $17.1 million and $17.6 million, respectively.

        Cash flows used in investing activities during the first six months of 1997 included $15.4 million of capital expenditures and $3.9 million of additional cash investments, partially offset by $16.0 million from investment maturities and $1.0 million of insurance proceeds related to the replacement value of a 20-inch diameter auxiliary pipeline at the Red River in central Louisiana, which was damaged in 1994 and subsequently removed from service. Cash flows used in investing activities during the first six months of 1996 included $15.6 million of capital expenditures and additional investments of $14.4 million, partially offset by matured investments of $9.9 million. Capital expenditures are expected to total approximately $35 million for the full year of 1997. The Partnership revises capital spending periodically in response to changes in cash flows and operations. Interest income earned on all investments is included in cash from operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity - (Continued)

        The Partnership paid cash distributions of $23.6 million during the six months ended June 30, 1997. Additionally, on July 14, 1997, the Partnership declared a cash distribution of $0.80 per Unit for the three months ended June 30, 1997, increasing the annualized distribution to $3.20 per Unit from $3.00 per Unit. The second quarter cash distribution is payable on August 8, 1997 to Unitholders of record on July 31, 1997.

        The Notes, which are secured by a mortgage on substantially all property, plant and equipment of the Partnership, require annual principal payments through March 2010. Interest is payable semi-annually on March 7 and September 7. Cash and cash equivalents were reduced by the $13.0 million principal payment related to the Notes on March 7, 1997. At June 30, 1997, the current maturities of the Notes were $17.0 million. The note agreement relating to the Notes limits the amount of cash distributions that can be made by TE Products Pipeline Company, Limited Partnership to TEPPCO Partners, L.P. Such restriction is not anticipated to preclude the Partnership from making quarterly distributions to Unitholders of at least $0.80 per Unit during the remainder of 1997.

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

        The Partnership and the Indiana Department of Environmental Management
(IDEM) have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site environmental problems attributable to the Partnership's operations at the Seymour, Indiana, terminal. As part of the Agreed Order, the Partnership has completed the remedial investigation sampling for groundwater contamination and has submitted to IDEM the final remedial investigation report for the Seymour terminal. In the opinion of the general partner, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership

        During June 1997, the Partnership filed rate increases on selective refined products tariffs and LPGs tariffs, averaging 1.7%. These rate increases became effective July 1, 1997 without suspension or refund obligation.

        The matters discussed herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 based on current management expectations that involve risk and uncertainties which could cause actual results to differ materially from those anticipated. For additional discussion of such risks and uncertainties, see the Partnership's 1996 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             Exhibit
             Number                     Description

              27 Financial Data Schedule as of and for the six months ended June 30, 1997



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



                                   TEPPCO PARTNERS, L.P.
                                   (Registrant)



                                   By: Texas Eastern Products Pipeline Company,
                                       General Partner



                                                CHARLES H. LEONARD
                                   --------------------------------------------
                                                Charles H. Leonard
                                    Sr. Vice President, Chief Financial Officer
                                                  and Treasurer


Date: August 7, 1997

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule as of and for the
                    six months ended June 30, 1997