Form 10-Q
period 1997-09-30
TEPPCO PARTNERS LP
filed 1997-11-14
CIK 857644

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

===============================================================================

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              TEPPCO PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                          1997               1996
                                                                     --------------      ------------
                                                                       (UNAUDITED)
                                   ASSETS

  Current assets:
    Cash and cash equivalents                                        $     27,731        $     34,047
    Short-term investments                                                  8,176              24,085
    Accounts receivable, trade                                             15,481              18,326
    Inventories                                                            18,989              18,914
    Other                                                                   5,820               3,371
                                                                     ------------        ------------
       Total current assets                                                76,197              98,743
                                                                     ------------        ------------
  Property, plant and equipment, at cost (Net of accumulated
    depreciation and amortization of $166,828 and $149,597)               565,339             561,068
  Investments                                                               8,736               6,936
  Other assets                                                              4,953               4,494
                                                                     ------------        ------------
       Total assets                                                  $    655,225        $    671,241
                                                                     ============        ============

                      LIABILITIES AND PARTNERS' CAPITAL

  Current liabilities:
    Current maturities, First Mortgage Notes                         $     17,000        $     13,000
    Accounts payable and accrued liabilities                                8,120               8,300
    Accounts payable, general partner                                       3,418               3,007
    Accrued interest                                                        2,304              10,930
    Other accrued taxes                                                     6,035               5,455
    Other                                                                   5,564               6,861
                                                                     ------------        ------------
       Total current liabilities                                           42,441              47,553
                                                                     ------------        ------------
  First Mortgage Notes                                                    309,512             326,512
  Other liabilities and deferred credits                                    3,597               3,902
  Minority interest                                                         3,028               2,963
  Partners' capital:
    General partner's interest                                              5,311               4,616
    Limited partners' interests                                           291,336             285,695
                                                                     ------------        ------------
       Total partners' capital                                            296,647             290,311
                                                                     ------------        ------------
       Total liabilities and partners' capital                       $    655,225        $    671,241
                                                                     ============        ============

          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                                   THREE MONTHS     THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                      ENDED             ENDED            ENDED            ENDED
                                                  SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                       1997             1996              1997            1996
                                                  -------------     -------------     ------------    ------------
  Operating revenues:
    Transportation - Refined products             $   28,359        $   26,691       $   81,020      $   74,913
    Transportation - LPGs                             14,843            14,759           52,587          54,342
    Gain on sale of inventory                            191                44            2,247           3,616
    Mont Belvieu operations                            3,765             2,741            9,385           8,359
    Other                                              6,147             5,293           16,140          16,093
                                                  -----------       -----------      -----------     -----------
       Total operating revenues                       53,305            49,528          161,379         157,323
                                                  -----------       -----------      -----------     -----------

  Costs and expenses:
    Operating, general and administrative             25,530            24,340           71,550          70,610
    Depreciation and amortization                      6,039             5,912           17,740          17,805
    Taxes - other than income taxes                    2,299             1,827            7,191           6,426
                                                  -----------       -----------      -----------     -----------
       Total costs and expenses                       33,868            32,079           96,481          94,841
                                                  -----------       -----------      -----------     -----------

       Operating income                               19,437            17,449           64,898          62,482

  Interest expense, First Mortgage Notes              (8,368)           (8,685)         (25,339)        (26,237)
  Interest costs capitalized                             214               323            1,186             703
  Other income - net                                     277             1,410            2,051           4,290
                                                  -----------       -----------      -----------     -----------
       Income before minority interest                11,560            10,497           42,796          41,238
  Minority interest                                     (116)             (105)            (432)           (416)
                                                  -----------       -----------      -----------     -----------

       Net income                                 $   11,444        $   10,392       $   42,364      $   40,822
                                                  ===========       ===========      ===========     ===========

       Net income per Unit                        $     0.71        $     0.65       $     2.70      $     2.64
                                                  ===========       ===========      ===========     ===========


          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 NINE MONTHS      NINE MONTHS
                                                                                    ENDED            ENDED
                                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                                    1997             1996
                                                                              ---------------    -------------
  Cash flows from operating activities:
    Net income                                                                   $  42,364       $  40,822

    Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization                                                17,740          17,805
       Decrease in accounts receivable, trade                                        2,845           5,741
       Decrease (increase) in inventories                                              (75)          2,838
       Increase in other current assets                                             (2,449)           (960)
       Decrease in accounts payable and accrued expenses                            (9,112)        (12,935)
       Other                                                                          (269)            878
                                                                                 ---------       ---------
            Net cash provided by operating activities                               51,044          54,189
                                                                                 ---------       ---------

  Cash flows from investing activities:
    Proceeds from investments                                                       17,970          10,879
    Purchases of investments                                                        (3,906)        (14,436)
    Insurance proceeds related to damaged asset                                      1,046              --
    Proceeds from the sale of property, plant and equipment                          1,377              --
    Restricted investments designated for property additions                            --          10,553
    Capital expenditures                                                           (24,549)        (29,424)
                                                                                 ---------       ---------
            Net cash used in investing activities                                   (8,062)        (22,428)
                                                                                 ---------       ---------

  Cash flows from financing activities:
    Principal payment, First Mortgage Notes                                        (13,000)        (10,000)
    Distributions                                                                  (36,298)        (33,397)
                                                                                 ---------       ---------
            Net cash used in financing activities                                  (49,298)        (43,397)
                                                                                 ---------       ---------

  Net decrease in cash and cash equivalents                                         (6,316)        (11,636)

  Cash and cash equivalents at beginning of period                                  34,047          39,663
                                                                                 ---------       ---------
  Cash and cash equivalents at end of period                                     $  27,731       $  28,027
                                                                                 =========       =========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
  Interest paid during the period (net of capitalized interest)                  $  32,376       $  33,963
                                                                                 =========       =========


          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

         TEPPCO Partners, L.P. is a Delaware limited partnership which operates through TE Products Pipeline Company, Limited Partnership, a Delaware limited partnership (collectively the "Partnership"), in which TEPPCO Partners, L.P. holds a 99% interest as the sole limited partner. Texas Eastern Products Pipeline Company, (the "Company") is the general partner of the Partnership and has agreed not to voluntarily withdraw as the general partner of the Partnership, subject to certain limited exceptions, prior to January 1, 2000. On June 18, 1997, PanEnergy Corp and Duke Power Company completed a previously announced merger. At closing, the combined companies became Duke Energy Corporation ("Duke Energy"). The Company, previously a wholly-owned subsidiary of PanEnergy Corp, became an indirect wholly-owned subsidiary of Duke Energy on the date of the merger.

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of September 30, 1997, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of results of operations for the full year 1997. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1996.

         Net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Units outstanding (a total of 14,500,000 Units as of September 30, 1997). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 6). The general partner was allocated 7.73% and 6.35% of net income for the nine months ended September 30, 1997 and 1996, respectively.

NOTE 2.  ACCOUNTING POLICY CHANGE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share." This statement establishes standards for computing and presenting net income per Unit and requires, among other things, dual presentation of basic and diluted net income per Unit on the face of the consolidated statements of income. This statement is effective for financial statements for periods ending after December 15, 1997. The Partnership will adopt SFAS 128 by December 31, 1997, and does not expect the adoption to have a material impact on its calculation of net income per Unit.

         In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. In June 1997, the FASB also issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports issued to shareholders. Both of these statements are effective for financial statements for periods beginning after December 15, 1997. As both SFAS 130 and 131 establish standards for reporting and display, the Partnership does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


NOTE 3.  INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash and cash equivalents. At September 30, 1997, short-term investments included $8.2 million of investment-grade medium-term corporate debt securities, which mature within one year. All short-term investments are stated at amortized cost, which approximates the aggregate fair value at September 30, 1997, and are classified as held-to-maturity securities.

LONG-TERM INVESTMENTS

         At September 30, 1997, the Partnership had $8.7 million invested in investment-grade medium-term corporate debt securities, which have varying maturities from 1999 through 2001. These securities are classified as held-to-maturity securities and are stated at amortized cost. At September 30, 1997, the aggregate fair value and unrealized gain for these securities was $8.8 million and $0.1 million, respectively. Such investments included a $0.9 million investment in Duke Power Company corporate notes as of September 30, 1997.

NOTE 4.  FIRST MORTGAGE NOTES

         In connection with its formation, TE Products Pipeline Company, Limited Partnership issued 9.60% Series A First Mortgage Notes, due 2000, and 10.20% Series B First Mortgage Notes, due 2010 (collectively the "First Mortgage Notes"). The First Mortgage Notes, which are secured by a mortgage on substantially all property, plant and equipment of the Partnership, have mandatory annual prepayments at par through March 7, 2010. Interest is payable semiannually on each March 7 and September 7 until retirement of the First Mortgage Notes. On March 7, 1997, the Partnership paid $13.0 million for current maturities due on the First Mortgage Notes. At September 30, 1997, the current maturities of the First Mortgage Notes were $17.0 million, which are payable on March 6, 1998.

         The agreements relating to the First Mortgage Notes contain certain covenant restrictions, including limitations on cash distributions and on the amount of future indebtedness, none of which is expected to have a material adverse effect on the Partnership's operations.

NOTE 5.  INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

<Caption
                                            SEPTEMBER 30,    DECEMBER 31,
                                                 1997             1996
                                           --------------   -------------
  Gasolines                                $       614      $     3,232
  Propane                                        6,689            6,550
  Butanes                                        4,397            4,023
  Fuel oils                                        463               --
  Other products                                 2,920            2,021
  Materials and supplies                         3,906            3,088
                                           -----------      -----------
            Total                          $    18,989      $    18,914
                                           ===========      ===========


         The costs of inventories were lower than market at September 30, 1997, and December 31, 1996.
                                       6

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)




NOTE 6.  CASH DISTRIBUTIONS

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion or as required by the terms of the First Mortgage Notes.

         On August 8, 1997, the Partnership paid the second quarter cash distribution of $0.80 per Unit to Unitholders of record on July 31, 1997. Additionally, on October 17, 1997, the Partnership declared a cash distribution of $0.80 per Unit for the quarter ended September 30, 1997. The third quarter distribution was paid on November 7, 1997, to Unitholders of record on October 31, 1997.

         The Company receives incremental incentive distributions of 15%, 25% and 50% on quarterly distributions of Available Cash that exceed $0.55, $0.65 and $0.90 per Unit, respectively. During the nine months ended September 30, 1997 and 1996, incentive distributions paid to the Company totaled $2.3 million and $1.6 million, respectively.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. As part of the Agreed Order, the Partnership has completed the remedial investigation sampling for groundwater contamination. In November 1997, IDEM approved the final remedial investigation report for the Seymour terminal. The Partnership is currently negotiating with IDEM the clean-up levels to be attained at the Seymour terminal. In the opinion of the general partner, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At September 30, 1997, The Partnership had approximately 20.8 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)

NOTE 8.  SUBSEQUENT EVENT

         On October 22, 1997, TE Products Pipeline Company, Limited Partnership filed a Registration Statement on Form S-3 under the Securities Act of 1933 for the registration of $150 million principal amount of Senior Notes due 2007 and $240 million principal amount of Senior Notes due 2027 (collectively the "Notes"). The net proceeds from the sale of the Notes, estimated to be approximately $387 million, will be used to repay the First Mortgage Notes of approximately $327 million, together with a redemption premium thereon currently estimated at approximately $60 million. The precise amount of the redemption premium will depend upon U. S. Treasury interest rates in effect on the day prior to the redemption of the First Mortgage Notes. The closing of the Notes and the redemption of the First Mortgage Notes are expected to occur simultaneously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Partnership's operations consist of the transportation, storage and terminaling of refined petroleum products and liquefied petroleum gases ("LPGs"). Operations are somewhat seasonal with higher revenues generally realized during the first and fourth quarters of each year. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.

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

RESULTS OF OPERATIONS

         Net income for the quarter ended September 30, 1997 was $11.4 million, compared with net income of $10.4 million for the 1996 third quarter. The increase in net income resulted from a $3.8 million increase in operating revenues and a $0.3 million decrease in interest expense. These increases were partially offset by a $1.8 million increase in costs and expenses and a $1.1 million decrease in other income.

         Net income for the nine months ended September 30, 1997 increased $1.6 million to $42.4 million, compared with net income of $40.8 million for the nine months ended September 30, 1996, due primarily to a $4.1 million increase in operating revenues, a $0.9 million decrease in interest expense and a $0.5 million increase in interest costs capitalized, partially offset by a $1.6 million increase in costs and expenses and a $2.2 million decrease in other income. See discussion below of factors affecting net income for the comparative periods.

         See volume and average tariff information below:


                                       QUARTER ENDED                         NINE MONTHS ENDED
                                       SEPTEMBER 30,        PERCENTAGE          SEPTEMBER 30,     PERCENTAGE
                                  ---------------------      INCREASE     -----------------------  INCREASE
                                     1997        1996       (DECREASE)       1997         1996    (DECREASE)
                                   ---------   ---------    -----------   ----------    --------- ----------
   VOLUMES DELIVERED
   (in thousands of barrels)
         Refined products           31,226       30,646              2%      90,820        87,187        4%
         LPGs                        9,041        8,712              4%      29,052        28,866        1%
         Mont Belvieu operations     7,782        5,778             35%      20,601        17,124       20%
                                 ---------    ---------       --------   ----------     ---------   ------
             Total                  48,049       45,136              6%     140,473       133,177        5%
                                 =========    =========       ========   ==========     =========   ======

   AVERAGE TARIFF PER BARREL
         Refined products         $   0.91      $  0.87              5%     $  0.89       $  0.86        3%
         LPGs                         1.64         1.69             (3%)       1.81          1.88       (4%)
         Mont Belvieu operations      0.14         0.14             --         0.14          0.16      (13%)
            Average system
               Tariff per barrel  $   0.92      $  0.94             (2%)    $  0.97       $  0.99       (2%)
                                 =========    =========       ========   ==========     =========   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS - (CONTINUED)



         Refined products transportation revenues increased $1.7 million for the quarter ended September 30, 1997, compared with the prior year quarter, as a result of higher deliveries of natural gasoline and methyl tertiary butyl ether ("MTBE"), higher tariff rates on the Ark-La-Tex system and higher tariff rates on barrels originating from the pipeline connection with Colonial Pipeline Company's ("Colonial") pipeline at Beaumont, Texas. The increase in natural gasoline deliveries was attributable to higher feedstock and blending demand in the Midwest due to increased gasoline production in that region. The increase in MTBE deliveries was due primarily to higher short-haul deliveries at the Partnership's marine terminal near Beaumont, Texas. Additionally, approximately $0.2 million of revenue was recognized on previously deferred deficit transportation payments for MTBE deliveries in the Midwest. Deliveries of motor fuel decreased, as compared to the third quarter of 1996, as a result of increased refinery utilization rates in the Midwest, refinery production problems along the upper Texas Gulf Coast and more favorable economics for Gulf Coast produced gasoline to be transported to other regions of the United States not supplied by the Partnership's pipeline system. The increase in tariff rates on the Ark-La-Tex system was due to new tariff structures for volumes transported on the expanded portion between Shreveport, Louisiana, and El Dorado, Arkansas, which was placed in service on March 31, 1997.

         LPGs transportation revenues increased slightly during the 1997 third quarter, compared with the prior year third quarter, as a result of higher butane deliveries due primarily to a Northeast area refinery, which was shut down throughout 1996, resuming operations during the second quarter of 1997, and increased demand for propane in the Midwest. These increases were partially offset by lower propane deliveries in the Northeast due to higher amounts of Canadian imports in that market area. The decrease in the LPGs transportation average tariff rate per barrel resulted from the lower percentage of long-haul propane deliveries.

         For the nine months ended September 30, 1997, refined products transportation revenues increased $6.1 million, compared with the corresponding period in 1996, due to a 4% increase in volumes delivered and a 3% increase in the refined products average tariff per barrel. The increase in refined products transportation volumes was attributable to increased feedstock and blending demand for natural gasoline in the Midwest, the full period impact in 1997 of the pipeline connection at the Little Rock Air Force Base, which was completed in June 1996, and increased MTBE deliveries at the marine terminal near Beaumont, Texas. Additionally, higher revenues were generated from the Ark-La-Tex system expansion and the pipeline connection with Colonial. These increases were partially offset by lower motor fuel and distillate deliveries due to higher refinery utilization rates in the Midwest during 1997.

         LPGs transportation revenues decreased $1.8 million during the nine months ended September 30, 1997, compared with the same period in 1996, due to a 4% decrease in the LPGs average tariff per barrel, partially offset by a 1% increase in LPGs volumes delivered. Long-haul propane deliveries were lower than the prior year because of warmer winter weather in the Northeast during the first quarter of 1997. Increased Canadian imports of propane in the Northeast and butane in the Midwest market areas also resulted in decreased volumes delivered in 1997. These decreases were partially offset by stronger demand for butane and isobutane as a refinery feedstock due to the resumption during the second quarter of 1997 of operations at a Northeast refinery that was shut down throughout 1996. Increased propane demand along the upper Texas Gulf Coast resulted in a 33% increase in short-haul propane deliveries. The 4% decrease in the LPGs average tariff per barrel resulted from the higher percentage of short-haul propane deliveries during 1997.

         Revenues generated from Mont Belvieu operations increased $1.0 million during the quarter and nine months ended September 30, 1997, compared with the corresponding periods in 1996, due primarily to higher terminaling fees on butane received into the system, increased propane dehydration fees and higher petrochemical demand for LPGs along the upper Texas Gulf Coast. The decrease in the Mont Belvieu operations average tariff per barrel for the nine months ended September 30, 1997, compared with the prior year, was due to a higher percentage of contract deliveries in 1997, which generally carry lower tariffs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS - (CONTINUED)


         Gains on the sale of inventory decreased $1.4 million during the nine months ended September 30, 1997, compared with the corresponding period in 1996, as a result of lower volumes of gasoline being sold during 1997.

         Other operating revenues increased $0.9 million during the 1997 third quarter, as compared to the same period in 1996, due primarily to revenue recognition of deficiency volumes on butane storage contracts and increased terminaling revenues, partially offset by lower refined products storage revenue.

         During the nine months ended September 30, 1997, other operating revenues increased slightly due to the factors noted above, being offset by write downs of product inventory recorded during the second quarter of 1997 and lower propane imports received at the marine terminal at Providence, Rhode Island, during the first quarter of 1997.

         Costs and expenses increased $1.8 million during the third quarter of 1997, compared with the prior year, due primarily to a $1.2 million increase in operating, general and administrative expenses and a $0.5 million increase in taxes - other than income taxes. The increase in operating, general and administrative expenses resulted primarily from increased throughput-related power costs, expenses recorded for environmental remediation at the Partnership's Seymour, Indiana, terminal, rental expense associated with the capacity lease with Colonial, which began in May 1997, and increased labor and benefits costs. These increases were partially offset by a reduction of expense related to the settlement of insurance claims for previously incurred environmental litigation costs. The increase in taxes - other than income taxes resulted from a credit recorded during the third quarter of 1996 due to 1995 ad valorem taxes being lower than estimated.

         Costs and expenses increased $1.6 million during the first nine months of 1997, compared with the same period in 1996, due primarily to a $0.9 million increase in operating, general and administrative expenses and a $0.8 million increase in taxes - other than income taxes. The increase in operating, general and administrative expenses was primarily attributable to throughput-related expenses and rental expense of the Colonial capacity lease, partially offset by the insurance settlement during the third quarter of 1997, lower outside service costs for system maintenance and lower product measurement losses. The increase in taxes - other than income taxes was due to higher ad valorem tax assessments in 1997 and the credit for ad valorem taxes recorded during the third quarter of 1996.

         Interest expense decreased during both the quarter and nine-month periods in 1997, compared with the same periods in 1996, due to principal payments on the First Mortgage Notes of $10.0 million and $13.0 million in March 1996 and 1997, respectively. Capitalized interest increased $0.5 million during the nine month period ended September 30, 1997, compared with the same period in 1996, as a result of higher construction balances related to capital projects, which commenced during 1996 and were completed during 1997.

         Other income - net decreased during both the quarter and nine months ended September 30, 1997, compared with the corresponding periods in 1996, due primarily to lower interest income attributable to lower cash balances during 1997. Additionally, during the third quarter of 1997, a loss of $0.5 million was recorded on the sale of the Partnership's Arkansas City, Arkansas, terminal.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations totaled $51.0 million for the nine-month period ended September 30, 1997, compared with $54.2 million for the corresponding period in 1996. The decrease resulted from a $4.6 million increase in working capital uses of cash, partially offset by a $1.5 million increase in income before charges for depreciation and amortization. The increase in working capital uses of cash resulted primarily from a receivable

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

FINANCIAL CONDITION AND LIQUIDITY - (CONTINUED)

related to insurance claims settled in September 1997, lower trade accounts receivable balances during 1997 and lower inventory sales during 1997, which were partially offset by lower cash payments for accrued expenses during 1997. Additionally, net cash from operations for the nine months ended September 30, 1997 and 1996 reflect semi-annual interest payments related to the First Mortgage Notes of $33.6 million and $34.7 million, respectively.

         Cash flows used in investing activities during the first nine months of 1997 included $24.5 million of capital expenditures and $3.9 million of additional cash investments, partially offset by $18.0 million from investment maturities, $1.0 million of insurance proceeds related to the replacement value of a 20-inch diameter auxiliary pipeline at the Red River in central Louisiana, which was damaged in 1994 and subsequently removed from service and $1.4 million from the proceeds of the sale of the Arkansas City terminal. Cash flows used in investing activities during the first nine months of 1996 included $29.4 million of capital expenditures and additional investments of $14.4 million, partially offset by matured investments of $10.9 million. Capital expenditures are expected to total approximately $34 million for the full year of 1997. The Partnership revises capital spending periodically in response to changes in cash flows and operations. Interest income earned on all investments is included in cash from operations.

         The Partnership paid cash distributions of $36.3 million during the nine months ended September 30, 1997. Additionally, on October 17, 1997, the Partnership declared a cash distribution of $0.80 per Unit for the three months ended September 30, 1997. The third quarter cash distribution was paid on November 7, 1997 to Unitholders of record on October 31, 1997.

         The First Mortgage Notes, which are secured by a mortgage on substantially all property, plant and equipment of the Partnership, require annual principal payments through March 2010. Interest is payable semi-annually on March 7 and September 7. Cash and cash equivalents were reduced by the $13.0 million principal payment related to the First Mortgage Notes on March 7, 1997. At September 30, 1997, the current maturities of the First Mortgage Notes were $17.0 million. The note agreement relating to the First Mortgage Notes limits the amount of cash distributions that can be made by TE Products Pipeline Company, Limited Partnership to TEPPCO Partners, L.P. Such restriction is not anticipated to preclude the Partnership from making quarterly distributions to Unitholders of at least $0.80 per Unit during the remainder of 1997.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site environmental groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. As part of the Agreed Order, the Partnership has completed the remedial investigation sampling for groundwater contamination. In November 1997, IDEM approved the final remedial investigation report for the Seymour

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

OTHER MATTERS - (CONTINUED)

terminal. The Partnership is currently negotiating with IDEM the clean-up levels to be attained at the Seymour terminal. In the opinion of the general partner, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership.

         During June 1997, the Partnership filed rate increases on selective refined products tariffs and LPGs tariffs, averaging 1.7%. These rate increases became effective July 1, 1997 without suspension or refund obligation.

         On October 22, 1997, TE Products Pipeline Company, Limited Partnership filed a Registration Statement on Form S-3 under the Securities Act of 1933 for the registration of $150 million principal amount of Senior Notes due 2007 and $240 million principal amount of Senior Notes due 2027 (collectively the "Notes"). The net proceeds from the sale of the Notes, estimated to be approximately $387 million, will be used to repay the First Mortgage Notes of approximately $327 million, together with a redemption premium thereon currently estimated at approximately $60 million. The precise amount of the redemption premium will depend upon U. S. Treasury interest rates in effect on the day prior to the redemption of the First Mortgage Notes. The closing of the Notes and the redemption of the First Mortgage Notes are expected to occur simultaneously.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  Exhibit
                  Number     Description

                      10 Texas Eastern Products Pipeline Company 1997 Employee Incentive Compensation Plan amended and restated on July 14, 1997.

                      27 Financial Data Schedule as of and for the nine months ended September 30, 1997.

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


                             TEPPCO Partners, L.P.
                             (Registrant)

                             By:  Texas Eastern Products Pipeline Company,
                                      General Partner


                                           CHARLES H. LEONARD
                             ---------------------------------------------
                                           Charles H. Leonard
                              Sr. Vice President, Chief Financial Officer
                                              and Treasurer




Date:  November 13, 1997

                                 EXHIBIT INDEX

                  Exhibit
                  Number     Description

                      10 Texas Eastern Products Pipeline Company 1997 Employee Incentive Compensation Plan amended and restated on July 14, 1997.

                      27 Financial Data Schedule as of and for the nine months ended September 30, 1997.