Form 10-K405
period 1997-12-31
TEPPCO PARTNERS LP
filed 1998-03-03
CIK 857644

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of each exchange on
           Title of each class                            Which registered
           -------------------                            ----------------

Units representing Limited Partner Interests            New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

          At February 24, 1998 the aggregate market value of the registrant's Units held by non-affiliates was $803,379,582, which was computed using the average of the high and low sales prices of the Units on February 24, 1998.

         Units outstanding as of February 24, 1998: 14,500,000.

================================================================================

                               TABLE OF CONTENTS

                                                       PART I

ITEMS  1     Business and Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
 AND   2.
ITEM   3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
ITEM   4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .    9

                                                       PART II

ITEM   5.    Market for Registrant's Units and Related Unitholder Matters . . . . . . . . . . . . . . . . . . .     10
ITEM   6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11
ITEM   7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . .     12
ITEM   8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .     18
ITEM   9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . .     18

                                                         PART III

ITEM  10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . .   18
ITEM  11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
ITEM  12.    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . .   24
ITEM  13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

                                                         PART IV

ITEM  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .   26

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

         TEPPCO Partners, L.P. is a Delaware limited partnership that was formed on March 7, 1990 to own and operate through TE Products Pipeline Company, Limited Partnership (collectively the "Partnership"), the refined petroleum products and liquefied petroleum gases ("LPGs") pipeline business of Texas Eastern Products Pipeline Company (the "Company" or "General Partner"), a Delaware corporation. The General Partner performs all management and operating functions required for the Partnership pursuant to the Agreements of Limited Partnership of TEPPCO Partners, L.P. and TE Products Pipeline Company, Limited Partnership (the "Partnership Agreements"). The Company owns an effective combined 2% general partner's interest in the Partnership. The Company has agreed not to voluntarily withdraw as the general partner of the Partnership, subject to certain limited exceptions, prior to January 1, 2000.

         On June 18, 1997, PanEnergy Corp ("PanEnergy") and Duke Power Company completed a previously announced merger. At closing, the combined companies became Duke Energy Corporation ("Duke Energy"). The Company, previously a wholly-owned subsidiary of PanEnergy, became an indirect wholly-owned subsidiary of Duke Energy on the date of the merger.

         The Partnership is one of the largest pipeline common carriers of refined petroleum products and LPGs in the United States. The Partnership owns and operates an approximate 4,300-mile pipeline system (together with the receiving, storage and terminaling facilities mentioned below, the "Pipeline System" or "Pipeline" or "System") extending from southeast Texas through the central and midwestern United States to the northeastern United States. The Pipeline System includes delivery terminals along the Pipeline for outloading product to other pipelines, tank trucks, rail cars or barges, as well as substantial storage capacity at Mont Belvieu, Texas, the largest LPGs storage complex in the United States, and at other locations. The Partnership also owns two marine receiving terminals, one near Beaumont, Texas, and the other at Providence, Rhode Island. The Providence terminal is not physically connected to the Pipeline. As an interstate common carrier, the Pipeline System offers interstate transportation services, pursuant to tariffs filed with the Federal Energy Regulatory Commission ("FERC"), to any shipper of refined petroleum products and LPGs who requests such services, provided that the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. In addition to the revenues received by the Pipeline System from its interstate tariffs, it also receives revenues from the shuttling of LPGs between refinery and petrochemical facilities on the upper Texas Gulf Coast and ancillary transportation, storage and marketing services at key points along the System. Substantially all the petroleum products transported and stored in the Pipeline System are owned by the Partnership's customers. Petroleum products are received at terminals located principally on the southern end of the Pipeline System, stored, scheduled into the Pipeline in accordance with customer nominations and shipped to delivery terminals for ultimate delivery to the final distributor (e.g., gas stations and retail propane distribution centers) or to other pipelines. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of petroleum products. The Pipeline System is the only pipeline that transports LPGs to the Northeast.

         The Partnership's business depends in large part on (i) the level of demand for refined petroleum products and LPGs in the geographic locations served by it and (ii) the ability and willingness of customers having access to the Pipeline System to supply such demand by deliveries through the System.
The Partnership cannot predict the impact of future fuel conservation measures, alternate fuel requirements, governmental regulation, technological advances in fuel economy and energy-generation devices, all of which could reduce the demand for refined petroleum products and LPGs in the areas served by the Partnership.

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

         The Pipeline System includes 30 storage facilities with an aggregate storage capacity of 13 million barrels of refined petroleum products and 38 million barrels of LPGs, including storage capacity leased to outside parties, as well as 20 product delivery terminals. In addition, the Pipeline System makes deliveries to terminals and storage facilities owned by third parties.

PIPELINE SYSTEM

         The Pipeline System is comprised of a 20-inch diameter line extending in a generally northeasterly direction from Baytown, Texas (located approximately 30 miles east of Houston), to a point in southwest Ohio near Lebanon and Todhunter. A second line, which also originates at Baytown, is 16 inches in diameter until it reaches Beaumont, Texas, at which point it reduces to a 14-inch diameter line. This second line extends along the same path as the 20-inch diameter line to the Pipeline System's terminal in El Dorado, Arkansas, before continuing as a 16-inch diameter line to Seymour, Indiana. The Pipeline System also has smaller diameter lines that extend laterally from El Dorado to Helena and Arkansas City, Arkansas, from Tyler, Texas, to El Dorado and from McRae, Arkansas, to West Memphis, Arkansas. The lines from El Dorado to Helena and Arkansas City have 10-inch diameters. The line from Tyler to El Dorado varies in diameter from 8 inches to 10 inches. The line from McRae to West Memphis has a 12-inch diameter. The Pipeline System also includes a 14-inch diameter line from Seymour, Indiana, to Chicago, Illinois, and a 10-inch diameter line running from Lebanon to Lima, Ohio. This 10-inch diameter pipeline connects to the Buckeye Pipe Line Company system that serves, among others, markets in Michigan and eastern Ohio. Also, the Pipeline System has a 6-inch diameter pipeline connection to the Greater Cincinnati/Northern Kentucky International Airport and a 8-inch diameter pipeline connection to the George Bush Intercontinental Airport, Houston. In addition, there are numerous smaller diameter lines associated with the gathering and distribution system.

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

MAJOR BUSINESS SECTOR MARKETS

         The Pipeline System's major operations are the transportation, storage and terminaling of refined petroleum products and LPGs along its mainline system, and the storage and short-haul transportation of LPGs associated with its Mont Belvieu operations. Product deliveries, in millions of barrels (MMBbls) on a regional basis, over the last three years were as follows:

                                                            PRODUCT DELIVERIES (MMBbls)
                                                              YEARS ENDED DECEMBER 31,
                                                        ----------------------------------
                                                          1997         1996         1995
                                                        --------     --------     --------
        Refined Products Transportation:
           Central (1) ............................         69.4         66.9         60.6
           Midwest (2) ............................         29.9         28.7         29.3
           Ohio and Kentucky ......................         20.7         19.7         20.3
                                                        --------     --------     --------
              Subtotal ............................        120.0        115.3        110.2
                                                        --------     --------     --------
        LPGs Mainline Transportation:
           Central, Midwest and Kentucky (1)(2) ...         23.8         24.6         23.3
           Ohio and Northeast (3) .................         18.2         17.0         15.0
                                                        --------     --------     --------
              Subtotal ............................         42.0         41.6         38.3
                                                        --------     --------     --------

        Mont Belvieu Operations:
           LPGs ...................................         27.8         22.5         30.1
                                                        --------     --------     --------
              Total Product Deliveries ............        189.8        179.4        178.6
                                                        ========     ========     ========

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

        Refined products and LPGs deliveries over the last three years were as follows:

                                                     PRODUCT DELIVERIES (MMBbls)
                                                       YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                   1997         1996         1995
                                                 --------     --------     --------
        Refined Products Transportation:
           Gasoline ........................         66.8         65.4         64.1
           Jet Fuels .......................         22.4         20.7         18.1
           Middle Distillates (1) ..........         24.0         23.2         22.4
           MTBE/Toluene ....................          6.8          6.0          5.6
                                                 --------     --------     --------
              Subtotal .....................        120.0        115.3        110.2
                                                 --------     --------     --------
        LPGs Mainline Transportation:
           Propane .........................         34.7         35.2         29.1
           Butanes .........................          7.3          6.4          9.2
                                                 --------     --------     --------
              Subtotal .....................         42.0         41.6         38.3
                                                 --------     --------     --------
        Mont Belvieu Operations:
           LPGs ............................         27.8         22.5         30.1
                                                 --------     --------     --------
              Total Product Deliveries .....        189.8        179.4        178.6
                                                 ========     ========     ========

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

        Effective January 1, 1995, the Clean Air Act Amendments of 1990 mandated the use of reformulated gasolines in nine metropolitan areas of the United States, including the Houston and Chicago areas served by the System. A portion of the reformulated and oxygenated gasolines includes methyl tertiary butyl ether ("MTBE") as a major blending component. The Partnership has invested in modifications to the System needed to allow the Partnership to achieve increased revenues from the transportation and storage of MTBE as well as other blending components used in the production of reformulated gasolines.

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

        The Partnership has approximately 34 million barrels of LPGs storage capacity, including storage capacity leased to outside parties, at the Mont Belvieu complex. The Partnership's Mont Belvieu short-haul transportation shuttle system, consisting of a complex system of pipelines and interconnects, ties Mont Belvieu to virtually every refinery and petrochemical facility on the upper Texas Gulf Coast.

    Product Sales and Other

        The Partnership also derives revenue from the sale of product inventory, terminaling activities and other ancillary services associated with the transportation and storage of refined petroleum products and LPGs.

CUSTOMERS

        The Pipeline System's customers for the transportation of refined petroleum products include major integrated oil companies, independent oil companies and wholesalers. End markets for these deliveries are primarily (i) retail service stations, (ii) truck stops, (iii) agricultural enterprises, (iv) refineries (for MTBE and other blendstocks), and (v) military and commercial jet fuel users.

        Propane shippers include wholesalers and retailers who, in turn, sell to commercial, industrial, agricultural and residential heating customers, as well as utilities who use propane as a fuel source. Refineries constitute the Partnership's major customers for butane and isobutane, which are used as a blendstock for gasolines and as a feedstock for alkylation units, respectively.

        At December 31, 1997, the Pipeline System had approximately 165 customers. Transportation revenues (and percentage of total revenues) attributable to the top 10 shippers were $85 million (38%), $81 million (38%), and $77 million (38%) for the years ended December 31, 1997, 1996 and 1995, respectively. During 1997, 1996 and 1995, no single customer accounted for greater than 10% of total revenues. Loss of a business relationship with a significant customer could have an adverse affect on the consolidated financial position, results of operations and liquidity of the Partnership.

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

CAPITAL EXPENDITURES

        Capital expenditures by the Partnership were $32.9 million for the year ended December 31, 1997. This amount includes capitalized interest of $1.5 million. Approximately, $12.5 million was used for revenue-generating projects and $18.9 million was used for System integrity projects and for sustaining existing operations. Revenue-generating projects were primarily comprised of $4.4 million of expenditures to complete the expansion of the Ark-La-Tex system between Shreveport, Louisiana, and El Dorado, Arkansas, which was placed in service on March 31, 1997; $3.6 million of expenditures to complete the mainline expansion of 50,000 barrels per day of capacity between El Dorado and Seymour, Indiana, which was completed during the first quarter of 1997; and $2.1 million of expenditures to complete the pipeline connection to Colonial Pipeline Company's ("Colonial") pipeline at Beaumont, Texas, which was placed in service on May 1, 1997.

        The Partnership estimates that capital expenditures for 1998 will be approximately $23 million. Approximately $1.5 million is expected to be used for revenue-generating projects and the remaining capital expenditures during 1998 will primarily be used for life-cycle replacements and to upgrade current facilities. The Partnership revises capital spending periodically in response to changes in cash flows and operations.

REGULATION

        The Partnership's interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act ("ICA"), the Energy Policy Act of 1992 ("Act") and rules and orders promulgated pursuant thereto. FERC regulation requires that interstate oil pipeline rates be posted publicly and that these rates be "just and reasonable" and nondiscriminatory.

        Rates of interstate oil pipeline companies, like the Partnership, are currently regulated by FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year-to-year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings or agreements between shippers and the oil pipeline company that the rate is acceptable. With one immaterial exception, the Partnership has used the index methodology since the adoption thereof in 1995 and intends to continue using such methodology in the future. Conditions may arise in the future, however, that would prompt the Partnership to utilize an alternative methodology.

        In a June 1995 decision, the FERC disallowed the inclusion of imputed income taxes in the cost-of-service tariff filing of Lakehead Pipeline Company, Limited Partnership ("Lakehead"), an unrelated oil pipeline limited partnership. The FERC's decision held that Lakehead was entitled to include an income tax allowance in its cost-of-service for income attributable to corporate partners but not on income attributable to individual partners. In 1996, Lakehead reached an agreement with its shippers on all contested rates and has withdrawn its appeal of the June 1995 decision. In another FERC proceeding, SFPP, L.P., the Administrative Law Judge in the Initial Decision Concerning Rates, Terms and Conditions of Service, and Other Matters, followed the Commission's decision in Lakehead and held that SFPP may claim an income tax allowance with respect to income attributable to SFPP, Inc.'s general partnership interest and income attributable to corporations holding publicly traded limited partnership interests, but not for income attributable to non-corporate limited partners, both individuals and other entities. The decision also disallowed the income tax allowance attributable to SFPP, Inc.'s limited partnership interest under facts peculiar to the way SFPP held its limited partnership interests. Neither the FERC's decision in Lakehead nor the Administrative Law Judge's initial decision in SFPP, L.P. affects the Partnership's current rates and rate structure because the Partnership uses the index methodology to support its rates and intends to continue to do so. However, the Lakehead and SFPP precedents might become relevant to the Partnership should it (i) elect in the future to use the cost-of-service methodology or (ii) be required to use such methodology to defend its indexed rates against a shipper protest alleging that an indexed rate increase substantially exceeds actual cost increases. Should such circumstances arise, there can be no assurance with respect to the effect of such precedents on the Partnership's rates in view of the uncertainties involved in this issue.

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

    Water

        The Federal Water Pollution Control Act of 1972, as renamed and amended as the Clean Water Act ("CWA"), imposes strict controls against the discharge of oil and its derivatives into navigable waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial potential liability for the costs of removing an oil or hazardous substance spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum or its derivatives in surface waters or into the groundwater. Spill prevention control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum tank spill, rupture or leak.

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

        The primary federal law for oil spill liability is the Oil Pollution Act of 1990 ("OPA"), which addresses three principal areas of oil pollution -- prevention, containment and cleanup, and liability. It applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, shore facilities were required to file oil spill response plans with the appropriate agency being either the United States Coast Guard, the United States Department of Transportation Office of Pipeline Safety ("OPS") or the Environmental Protection Agency ("EPA"). Numerous states have enacted laws similar to OPA. Under OPA and similar state laws, responsible parties for a regulated facility from which oil is discharged may be liable for removal costs and natural resources damages. The General Partner believes that the Partnership is in material compliance with regulations pursuant to OPA and similar state laws.

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

    Air Emissions

        The operations of the Partnership are subject to the federal Clean Air Act and comparable state and local statutes. The Clean Air Act Amendments of 1990 (the "Clean Air Act") will require most industrial operations in the United States to incur future capital expenditures in order to meet the air emission control standards that are to be developed and implemented by the EPA and state environmental agencies during the next decade. Pursuant to the Clean Air Act, any Partnership facilities that emit volatile organic compounds or nitrogen oxides and are located in ozone non-attainment areas will face increasingly stringent regulations, including requirements that certain sources install the reasonably available control technology. The EPA is also required to promulgate new regulations governing the emissions of hazardous air pollutants. Some of the Partnership's facilities are included within the categories of hazardous air pollutant sources which will be affected by these regulations. The Partnership does not anticipate that changes currently required by the Clean Air Act hazardous air pollutant regulations will have a material adverse effect on the Partnership.

        The Clean Air Act also introduced the new concept of federal operating permits for major sources of air emissions. Under this program, one federal operating permit (a "Title V" permit) will be issued. The permit will act as an umbrella that includes all other federal, state and local preconstruction and/or operating permit provisions, emission standards, grandfathered rates, and record keeping, reporting, and monitoring requirements in a single document. The federal operating permit will be the tool that the public and regulatory agencies use to review and enforce a site's compliance with all aspects of clean air regulation at the federal, state and local level. The

Partnership expects approximately ten of its facilities to apply for and obtain these federal operating permits in the next two years.

    Solid Waste

        The Partnership generates hazardous and non-hazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. Amendments to RCRA have required the EPA to promulgate regulations banning the land disposal of all hazardous wastes unless the wastes meet certain treatment standards or the land-disposal method meets certain waste containment criteria. In 1990, the EPA issued the Toxicity Characteristic Leaching Procedure, which substantially expanded the number of materials defined as hazardous waste. Certain wastewater and other wastes generated from the Partnership's business activities previously classified as nonhazardous are now classified as hazardous due to the presence of dissolved aromatic compounds. The Partnership has utilized waste minimization and recycling processes and has installed pre-treatment facilities to reduce the volume of its hazardous waste. The Partnership is currently permitted to utilize five regional on-site waste water treatment facilities. Operating expenses of these facilities have not had a material adverse effect on the financial position or results of operations of the Partnership.

    Superfund

        The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons who contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility and companies that disposed or arranged for the disposal of the hazardous substances found at a facility. CERCLA also authorizes the EPA and, in some instances, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Pipeline System generates wastes that may fall within CERCLA's definition of a "hazardous substance." Should a disposal facility previously used by the Partnership require clean up in the future, the Partnership may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

    Other Environmental Proceedings

        The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. As part of the Agreed Order, the Partnership has completed the remedial investigation sampling for groundwater contamination. In November 1997, IDEM approved the final remedial investigation report for the Seymour terminal. The Partnership is currently negotiating with IDEM the clean-up levels to be attained at the Seymour terminal. The Partnership estimates that the costs of the remediation program to be proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $1.7 million at December 31, 1997). In the opinion of the General Partner, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership.

        The Partnership received a compliance order from the Louisiana Department of Environmental Quality ("DEQ") during 1994 relative to potential environmental contamination at the Partnership's Arcadia, Louisiana facility, which may be attributable to the operations of the Partnership and surrounding petroleum terminals of other companies. The Partnership has finalized a negotiated Compliance Order with DEQ that will allow the Partnership to continue with a remediation plan similar to the one previously agreed to by DEQ and implemented by the Company. In the opinion of the General Partner, the completion of the remediation program being proposed by the Partnership will not have a future material adverse impact on the Partnership.

SAFETY REGULATION

        The Partnership is subject to regulation by the United States Department of Transportation ("DOT") under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of its pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to make certain reports and provide information as required by the Secretary of Transportation. The Partnership believes it is in material compliance with HLPSA requirements.

        The Partnership is also subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Partnership believes it is in material compliance with OSHA and state requirements, including general industry standards, recordkeeping requirements and monitoring of occupational exposure to benzene.

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

        The Partnership is subject to OSHA Process Safety Management ("PSM") regulations which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable, or explosive chemicals. These regulations apply to any process which involves a chemical at or above the specified thresholds; or any process which involves a flammable liquid or gas, as defined in the regulations, stored on site in one location, in a quantity of 10,000 pounds or more. The Partnership utilizes certain covered processes and maintains storage of LPG in pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling point without benefit of chilling or refrigeration are exempt. The Partnership believes it is in material compliance with the PSM regulations.

EMPLOYEES

        The Partnership does not have any employees, officers or directors. The General Partner is responsible for the management of the Partnership. As of December 31, 1997, the General Partner had 516 employees.

ITEM 3. LEGAL PROCEEDINGS

        The Partnership has been, in the ordinary course of business, a defendant in various lawsuits and a party to various legal proceedings, some of which are covered in whole or in part by insurance. The General Partner believes that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on the Partnership's financial condition, operations or cash flows.

        For information regarding certain legal proceedings brought by a state agency to which the Partnership is a party, see Items 1 and 2, "Business and Properties -- Environmental Matters -- Other Environmental Proceedings."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

        The Units of the Partnership are listed and traded on the New York Stock Exchange under the symbol TPP. The high and low trading prices of the Units in 1997 and 1996, respectively, as reported in The Wall Street Journal, were as follows:

                                  1997                          1996
                       --------------------------     ---------------------------
 QUARTER                  HIGH            LOW            HIGH             LOW
--------------         -----------     ----------     -----------     -----------
 First .............   $   44  1/8     $   40 1/4     $    37 7/8     $    34 1/4

 Second ............       45 13/16        39 5/8          38 1/4          34 5/8

 Third .............       53  1/8         44 7/8          40 3/8          37

 Fourth ............       56  1/2         50 1/16         42 1/8          38 1/8


        Based on the information received from its transfer agent and from brokers/nominees, the Company estimates the number of beneficial Unitholders of the Partnership as of February 24, 1998 to be approximately 21,300.

        The quarterly cash distributions applicable to 1996 and 1997 were as follows:

                                                                                                 AMOUNT
 RECORD DATE                                     PAYMENT DATE                                   PER UNIT
 -----------                                     ------------                                   --------

 April 30, 1996 .........................        May 10, 1996 ............................         $0.70
 July 31, 1996 ..........................        August 9, 1996 ..........................          0.75
 October 31, 1996 .......................        November 8, 1996 ........................          0.75
 January 31, 1997 .......................        February 7, 1997 ........................          0.75


 April 30, 1997 .........................        May 9, 1997 .............................          0.75
 July 31, 1997 ..........................        August 8, 1997 ..........................          0.80
 October 31, 1997 .......................        November 7, 1997 ........................          0.80
 January 30, 1998 .......................        February 6, 1998 ........................          0.85

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


                                                                                  YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------------------------------
                                                               1997           1996           1995           1994           1993
                                                            ---------      ---------      ---------      ---------      ---------
                                                                  (in thousands, except per Unit Amounts and Operating Data)
INCOME STATEMENT DATA:
   Operating revenues:
      Transportation -- Refined products ..............     $ 107,304      $  98,641      $  96,190      $  89,442      $  75,144
      Transportation -- LPGs ..........................        79,371         80,219         70,576         73,458         74,270
      Gain on sale of inventory .......................         2,261          3,674          4,115            966          1,848
      Mont Belvieu operations .........................        12,815         11,811         13,570         12,290         12,611
      Other ...........................................        20,342         21,680         19,265         21,146         19,761
                                                            ---------      ---------      ---------      ---------      ---------
       Total operating revenues .......................       222,093        216,025        203,716        197,302        183,634
   Operating expenses .................................       106,771        105,182        103,938         94,337         88,257
   Depreciation and amortization ......................        23,772         23,409         23,286         23,063         23,485
                                                            ---------      ---------      ---------      ---------      ---------
   Operating income ...................................        91,550         87,434         76,492         79,902         71,892
   Interest expense -- net ............................       (32,229)       (33,534)       (34,987)       (36,076)       (36,242)
   Other income -- net ................................         1,979          4,748          5,212          2,714          1,502
                                                            ---------      ---------      ---------      ---------      ---------
   Income before cumulative effect of accounting
        change.........................................        61,300         58,648         46,717         46,540         37,152
    Cumulative effect of accounting change, net of
        minority interest (1) .........................          --             --             --             --             (949)
                                                            ---------      ---------      ---------      ---------      ---------
   Net income .........................................     $  61,300      $  58,648      $  46,717      $  46,540      $  36,203
                                                            =========      =========      =========      =========      =========
   Income per Limited Partner Unit:
      Before cumulative effect of accounting change ...     $    3.90      $    3.79      $    3.08      $    3.13      $    2.54
      Cumulative effect of accounting change (1) ......          --             --             --             --            (0.07)
                                                            ---------      ---------      ---------      ---------      ---------
      Basic net income per Limited Partner Unit .......     $    3.90      $    3.79      $    3.08      $    3.13      $    2.47
                                                            =========      =========      =========      =========      =========
      Diluted net income per Limited Partner Unit .....     $    3.90      $    3.78      $    3.07      $    3.13      $    2.47
                                                            =========      =========      =========      =========      =========
      Distributions paid per Limited Partner Unit .....     $    3.10      $    2.90      $    2.65      $    2.37      $    2.22
                                                            =========      =========      =========      =========      =========
BALANCE SHEET DATA (AT PERIOD END):
   Property, plant and equipment -- net ...............     $ 567,681      $ 561,068      $ 533,470      $ 540,577      $ 543,613
   Total assets .......................................       673,909        671,241        669,915        665,331        655,138
   Long-term debt (net of current maturities) .........       309,512        326,512        339,512        349,512        356,512
   Partners' capital ..................................       302,967        290,311        276,381        269,599        257,428
CASH FLOW DATA:
   Net cash from operations ...........................     $  83,604      $  86,121      $  78,456      $  70,082      $  60,989
   Capital expenditures ...............................       (32,931)       (51,264)       (25,967)       (20,826)       (16,240)
   Investments -- net .................................        18,860          4,148          6,527        (41,776)          --
   Distributions ......................................       (49,042)       (45,174)       (40,342)       (34,720)       (30,056)
   Principal payment, First Mortgage Notes ............       (13,000)       (10,000)        (7,000)        (5,000)        (4,000)
OPERATING DATA:
   Volumes delivered (thousands of Bbls)
      Refined products ................................       119,971        115,262        110,234        107,271         90,712
      LPGs ............................................        41,991         41,640         38,237         36,636         38,813
      Mont Belvieu operations .........................        27,869         22,522         30,148         28,695         22,035
                                                            ---------      ---------      ---------      ---------      ---------
       Total ..........................................       189,831        179,424        178,619        172,602        151,560
                                                            =========      =========      =========      =========      =========
   Average system tariff ($/Bbl)
      Refined products ................................     $    0.89      $    0.86      $    0.87      $    0.83      $    0.83
      LPGs ............................................          1.89           1.93           1.85           2.01           1.91

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

        The following information is provided to facilitate increased understanding of the 1997, 1996 and 1995 consolidated financial statements and accompanying notes of the Partnership included in the Index to Financial Statements on page F-1 of this report. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial position. Discussion included in "Other Matters" addresses key trends, future plans and contingencies. Throughout these discussions, management addresses items that are reasonably likely to materially affect future liquidity or earnings.

RESULTS OF OPERATIONS

        Volume and average tariff information for 1997, 1996 and 1995 is presented below:

                                                                                                            PERCENTAGE
                                                                                                             INCREASE
                                                              YEARS ENDED DECEMBER 31,                      (DECREASE)
                                                  -------------------------------------------     -----------------------------
                                                      1997            1996            1995            1997              1996
                                                  -----------     -----------     -----------     -----------       -----------
                                                                   (IN THOUSANDS, EXCEPT TARIFF INFORMATION)
  Volumes Delivered
     Refined products .......................         119,971         115,262         110,234               4%                5%
     LPGs ...................................          41,991          41,640          38,237               1%                9%
     Mont Belvieu operations ................          27,869          22,522          30,148              24%              (25%)
                                                  -----------     -----------     -----------     -----------       -----------
        Total ...............................         189,831         179,424         178,619               6%             --
                                                  ===========     ===========     ===========     ===========       ===========

  Average Tariff per Barrel
     Refined products .......................     $      0.89     $      0.86     $      0.87               3%               (1%)
     LPGs ...................................            1.89            1.93            1.85              (2%)               4%
     Mont Belvieu operations ................            0.15            0.17            0.15             (12%)              13%
        Average system tariff per barrel ....     $      1.00     $      1.02     $      0.96              (2%)               6%
                                                  ===========     ===========     ===========     ===========       ===========

    1997 Compared to 1996

        Net income for the year ended December 31, 1997 increased 5% to $61.3 million, compared with net income of $58.6 million for the year ended December 31, 1996. The increase in net income resulted from a $6.1 million increase in operating revenues and a $1.3 million decrease in interest expense, net of capitalized interest. These increases were partially offset by a $2.0 million increase in costs and expenses and a $2.7 million decrease in other income - net.

        Operating revenues for the year ended 1997 increased 3% to $222.1 million from $216.0 million for the year ended 1996. This $6.1 million increase resulted from a $8.7 million increase in refined products transportation revenues and a $1.0 million increase in revenues generated from Mont Belvieu operations, partially offset by a $0.8 million decrease in LPGs transportation revenues, a $1.4 million decrease in gain on sale of inventory and a $1.3 million decrease in other operating revenue.

        Refined products transportation revenues increased $8.7 million for the year ended December 31, 1997, compared with the prior year, as a result of the 4% increase in volumes delivered and a 3% increase in the refined products average tariff per barrel. The 4% increase in volumes delivered in 1997 was attributable to the capacity expansion of the mainline System between El Dorado, Arkansas, and Seymour, Indiana, which was completed during the first quarter of 1997; capacity expansion of the Ark-La-Tex System between Shreveport, Louisiana, and El Dorado, which was placed in service on March 31, 1997; and the connection to the Colonial pipeline, which was placed in service on May 1, 1997. Also, jet fuel deliveries increased to 22.4 million barrels due to a full year of deliveries to the United States Air Force Base near Little Rock, Arkansas, which was completed in June 1996, as well as higher demand from commercial airlines in the Midwest. Distillate and natural gasoline deliveries increased during 1997 as a result of higher demand in the Midwest market area. MTBE deliveries at the marine terminal near Beaumont, Texas increased in 1997 as a result of higher production along the upper Texas Gulf Coast. The 3% increase in the refined products average tariff per barrel in 1997 was primarily attributable to new tariff structures for volumes transported on the Ark-La-Tex System and volumes originating from the Colonial pipeline connection.

        LPGs transportation revenues decreased $0.8 million for the year ended December 31, 1997, compared with the prior year, due to a 2% decrease in the LPGs average tariff per barrel, partially offset by a 1% increase in volumes delivered. Long-haul propane deliveries were lower than in the prior year because of warmer winter weather in the Northeast during the first and fourth quarters of 1997. These decreases were partially offset by stronger demand for butane as a refinery feedstock due to the resumption during the second quarter of 1997 of operations at a Northeast refinery that was shut down during early 1996. Increased petrochemical demand along the upper Texas Gulf Coast resulted in a 17% increase in short-haul propane deliveries. The 2% decrease in the LPGs average tariff per barrel resulted from an increase in 1997 of the ratio of short-haul to long-haul propane deliveries.

        Revenues generated from Mont Belvieu operations increased $1.0 million for the year ended December 31, 1997, compared with the prior year, due primarily to higher terminaling fees on butane received into the system, increased propane dehydration fees and higher petrochemical demand for LPGs along the upper Texas Gulf Coast. The decrease in the Mont Belvieu operations average tariff per barrel was due to a higher percentage in 1997 of contract deliveries, which generally carry lower tariffs.

        Gains on the sale of inventory decreased $1.4 million during 1997, compared with the prior year, as a result of lower volumes of product sold in 1997.

        Other operating revenues decreased $1.3 million during the year ended December 31, 1997, compared with 1996, due to lower propane imports at the Partnership's marine terminal at Providence, Rhode Island, reduced refined products storage volumes and write-downs of product inventory values as a result of higher volumes of product blends in 1997. These decreases were partially offset by increased terminaling revenues.

        Costs and expenses increased $2.0 million during the year ended December 31, 1997, compared with the prior year, due to a $1.0 million increase in taxes - other than income taxes, a $0.6 million increase in operating, general and administrative expenses and a $0.4 million increase in depreciation and amortization charges. The increase in taxes - other than income taxes, was due primarily to higher property tax assessments in 1997 and increased sales taxes in 1997. The increase in operating, general and administrative expenses was primarily attributable to an increase in throughput-related power expense, increased labor and benefits expense and rental expense of the Colonial capacity lease, partially offset by credits recorded during the third and fourth quarters of 1997 for insurance reimbursement of past litigation costs related to the Seymour terminal, decreased outside service costs for System maintenance and lower product measurement losses in 1997.

         Interest expense decreased $1.2 million during the year ended December 31, 1997, compared with 1996, due to the $13.0 million principal payment on the First Mortgage Notes in March 1997. Interest capitalized increased $0.1 million over the prior year as a result of higher construction balances related to capital projects, which commenced during 1996, and were completed during 1997.

        Other income - net decreased during the year ended December 31, 1997, compared with the prior year, due primarily to lower interest income earned on cash balances as a result of lower cash balances during 1997, and a $0.5 million loss recorded on the sale of the Partnership's Arkansas City, Arkansas, terminal.

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

        LPGs transportation revenues increased $9.6 million, or 14%, for the year ended December 31, 1996, compared with the prior year, due to the 9% increase in volumes delivered and the 4% increase in the LPGs average tariff per barrel. Propane deliveries increased to a record 35.2 million barrels as a result of colder winter weather during the first and second quarters of 1996, lower inventory supplies and favorable price differentials. The increase in propane deliveries was partially offset by a 2.8 million barrel decrease in butane deliveries attributable to increased Canadian supply imported into the Midwest, higher Gulf Coast prices and the shut-down in early 1996 of a refinery
in the Northeast that was supplied by the Pipeline System.   The 4% increase in
the LPGs average tariff per barrel during 1996 resulted from increased long-haul propane deliveries in the upper Midwest and Northeast, coupled with lower deliveries along the upper Texas Gulf Coast.

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

        Costs and expenses increased $1.4 million during the year ended December 31, 1996, compared with the prior year, due primarily to a $1.1 million increase in taxes - other than income taxes, and a $0.1 million increase in operating, general and administrative expenses. The increase in taxes - other than income taxes, was attributable to a $0.9 million adjustment recorded during 1995 related to the reclassification of the Partnership as a non-utility for Ohio property taxes. Operating, general and administrative expenses increased in 1996 as a result of higher throughput-related expenses including higher mainline power costs, increased usage of propane odorant and gasoline additives, and expenses for external barges utilized during the fourth quarter of 1996. Additionally, expenses were higher during 1996 due to increased System maintenance, coupled with increased labor and benefits costs. These increases were largely offset by $7.4 million of charges during 1995 related to the settlement of certain claims and environmental remediation costs at the Partnership's Seymour, Indiana, terminal.

        Interest expense decreased $0.9 million during the year ended December 31, 1996, compared with 1995, due to the $10.0 million principal payment on the First Mortgage Notes in March 1996. Interest capitalized increased $0.5 million over the prior year as a result of increased capital spending during 1996.

FINANCIAL CONDITION AND LIQUIDITY

        Net cash from operations for the year ended December 31, 1997, totaled $83.6 million, comprised of $85.1 million of income before charges for depreciation and amortization, partially offset by $1.5 million used for working capital changes. This compares with cash flows from operations of $86.1 million for the year ended 1996, which was comprised of $82.1 million of income before charges for depreciation and amortization and $4.0 million from working capital changes. The $2.5 million decrease in cash provided by operations in 1997 resulted from higher accounts receivable balances at December 31, 1997, as compared to December 31, 1996, and lower product inventory sales during 1997, partially offset by higher income earned in 1997 and lower cash payments for accrued expenses in 1997. Net cash from operations for the year ended December 31, 1995 totaled $78.5 million, which was comprised of $70.0 million of income before charges for depreciation and amortization and $8.5 million of cash provided by other working capital changes. Net cash from operations include interest payments related to the First Mortgage Notes (the "Notes") of $33.6 million, $34.7 million and $35.5 million for each of the years ended 1997, 1996 and 1995, respectively.

        The Partnership routinely invests excess cash in liquid investments as part of its cash management program. Investments of cash in discounted commercial paper and Eurodollar time deposits with original maturities at date of purchase of 90 days or less are included in cash and cash equivalents. Short-term investments of cash consist of investment-grade corporate notes with maturities during 1998. Long-term investments are comprised of investment-grade corporate notes with varying maturities between 1999 and 2002. Interest income
earned on all investments is included in cash from operations.   Cash flows
from investing activities included proceeds from investments of $25.0 million, $18.6 million and $69.0 million for each of the years ended 1997, 1996 and 1995, respectively. Cash flows from investing activities also included additional investments of $6.2 million, $14.4 million and $62.4 million for each of the years ended 1997, 1996 and 1995, respectively. Cash balances related to the investment of cash and proceeds from the investment of cash were $56.1 million, $65.0 million and $74.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in cash investments in 1995 was in anticipation of an increase in capital expenditures which were incurred in 1996 and were funded by proceeds from investments. Capital expenditures were $32.9 million, $51.3 million and $26.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

        Capital expenditures totaled $32.9 million for the year ended December 31, 1997, compared with capital expenditures of $51.3 million for the year ended December 31, 1996. The decrease in 1997 reflects a $25.3 million decrease in spending for revenue-generating projects due to higher construction costs incurred in 1996 for the replacement of approximately 54 miles of an 8-inch diameter line with a 10-inch diameter line between Shreveport, Louisiana, and El Dorado, Arkansas, which was placed in service on March 31, 1997; pipeline modifications to increase mainline capacity by 50,000 barrels per day between El Dorado and Seymour, Indiana, which was completed during the first quarter of 1997; and the completion of facilities required to deliver jet fuel to the United States Air Force Base near Little Rock, Arkansas, which became operational in June 1996. Capital expenditures for 1995 totaled $26.0 million. Capital expenditures for System integrity projects and for sustaining existing operations totaled $18.9 million, $12.1 million and $16.1 million for each of the years ended 1997, 1996 and 1995, respectively.

        During 1995, the Partnership received $9.8 million in insurance proceeds related to the failure of a LPGs storage cavern in Ohio during April 1993. Pursuant to the agreements relating to the Notes, these proceeds were held in a trust account and were invested in discounted commercial paper. The proceeds and interest income were released by the trustee during August 1996 after storage and capacity modifications were completed along the Pipeline System to replace the reduced storage capacity of the failed storage cavern in Ohio.

        The Partnership paid cash distributions of $49.0 million ($3.10 per Limited Partner Unit), $45.2 million ($2.90 per Limited Partner Unit) and $40.3 million ($2.65 per Limited Partner Unit) for each of the years ended December 31, 1997, 1996 and 1995, respectively. On January 16, 1998, the Partnership declared a cash distribution of $0.85 per Limited Partner Unit for the quarter ended December 31, 1997. The distribution was paid on February 6, 1998, to Unitholders of record on January 30, 1998.

        On January 27, 1998, TE Products Pipeline Company, Limited Partnership (the "Operating Partnership") completed the issuance of $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028 may be redeemed at any time after January 15, 2008, at the option of the Operating Partnership, in whole or in part, at a premium. Net proceeds from the issuance of the Senior Notes totaled approximately $387 million and was used to repay in full the $326.5 million principal amount of the Partnership's First Mortgage Notes, together with a redemption premium of approximately $70.1 million. The repayment of the First Mortgage Notes and the issuance of the Senior Notes will reduce the level of cash required for debt service until 2008. The Partnership will record an extraordinary charge during the first quarter of 1998 of approximately $73.5 million, which represents the redemption premium of approximately $70.1 million and unamortized debt issue costs related to the First Mortgage Notes of approximately $3.4 million.

        The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes will be paid semiannually in arrears on January 15 and July 15 of each year, commencing July 15, 1998. The Senior Notes are unsecured obligations of the Operating Partnership and will rank on a parity with all other unsecured and unsubordinated indebtedness of the Operating Partnership. The indenture governing the Senior Notes contain covenants, including, but not limited to, covenants limiting (i) the creation of liens securing indebtedness and (ii) sale and leaseback transactions. However, the indenture does not limit the Partnership's ability to incur additional indebtedness.

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

        The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. As part of the Agreed Order, the Partnership has completed the remedial investigation sampling for groundwater contamination. In November 1997, IDEM approved the final remedial investigation report for the Seymour terminal. The Partnership is currently negotiating with IDEM the clean-up levels to be attained at the Seymour terminal. The Partnership estimates that the costs of the remediation program to be proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $1.7 million at December 31, 1997). In the opinion of the Company, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership.

        During June 1997, the Partnership filed rate increases on selective refined products tariffs and LPGs tariffs, averaging 1.7%. These rate increases became effective July 1, 1997 without suspension or refund obligation.

        In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." This standard addresses the timing and measurement of stock-based compensation expense. The Partnership has elected to retain the approach of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock issued to Employees," (the intrinsic value method) for recognizing stock-based expense in the consolidated financial statements. The Partnership adopted SFAS 123 in 1996 with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of APB No. 25. See Note 10 of the Notes to Consolidated Financial Statements of the Partnership included elsewhere in this report.

        In December 1997, the Partnership adopted SFAS 128, "Earnings per Share." This statement established standards for computing and presenting net income per Limited Partner Unit and requires, among other things, dual presentation of basic and diluted net income per Limited Partner Unit on the face of the consolidated statements of income. The Partnership has restated net income per Limited Partner Unit for the years ended December 31, 1996 and 1995 to include diluted net income per Limited Partner Unit.

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

        The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. Recognized gains and losses related to futures contracts which qualify as hedges are recognized in income when the related inventory transactions are completed. Gains and losses related to futures contracts, which have been insignificant, are reported as a component of product inventory in the consolidated balance sheet until recognized as income. At December 31, 1997, there were no outstanding future contracts.

        In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000 issue." Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership expects to incur internal staff costs as well as consulting and other expenses related to testing and conversion of these assets. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Company estimates that the amounts required to be expensed during 1998 and 1999 will range between approximately $4.0 million and $6.0 million. The amount expensed in 1997 was immaterial.

Testing and conversion is expected to be completed by mid-year 1999. The Partnership has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Partnership is vulnerable to those third parties' failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies, on which the Partnership's systems rely, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Partnership's systems, would not have a material adverse effect on the Partnership.

        The matters discussed herein include "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that the Partnership expects or anticipates will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Partnership's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Partnership's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Partnership, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Partnership. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that actual results or developments anticipated by the Partnership will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Partnership or its business or operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Partnership, together with the independent auditors' report thereon of KPMG Peat Marwick LLP, appears on pages F-2 through F-17 of this report. See Index to Financial Statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership does not have directors or officers. Set forth below is certain information concerning the directors and executive officers of the General Partner. All directors of the General Partner are elected annually by Duke Energy. All officers serve at the discretion of the directors.

         William L. Thacker, age 52, was elected a director of the General Partner in 1992 and Chairman of the Board in October 1997. Mr. Thacker was elected President and Chief Operating Officer in September 1992 and Chief Executive Officer in January 1994. Prior to joining the Company, Mr. Thacker was President of Unocal Pipeline Company from 1986 until 1992.

         Paul M. Anderson, age 52, is Vice Chairman of the Board of the General Partner and is Chairman of the Compensation Committee. He was elected a director in March 1991. Mr. Anderson was elected President of PanEnergy in 1993 and Chief Executive Officer in April 1995 and is President and Chief Operating Officer of Duke Energy and a director of Duke Energy. Mr. Anderson joined PanEnergy in 1991 as group Vice President and

President of Panhandle Eastern Pipe Line Company. Mr. Anderson is a director of Temple-Inland, Inc., and Kerr-McGee Corporation.

         James T. Hackett, age 44, is a director of the General Partner, having been elected in March 1997. Mr. Hackett is group president, Energy Services of Duke Energy. Mr. Hackett was previously executive vice president of PanEnergy from 1996 to 1997 and was senior vice president of NGC Corporation from 1990 to 1995.

         Jim W. Mogg, age 49, was elected a director of the General Partner in October 1997. Mr. Mogg is president and chief executive officer of Duke Energy Field Services, Inc. Mr. Mogg was previously president of Centana Energy Corporation and senior vice president for Panhandle Eastern Pipe Line Company. Mr. Mogg joined Panhandle Eastern Pipe Line Company in 1973.

         Ruth G. Shaw, age 50, was elected a director of the General Partner in December 1997. Ms. Shaw is executive vice president and chief administrative officer of Duke Energy. Ms. Shaw joined Duke Energy in 1992 as vice president of corporate communications. In April 1994, she was elected senior vice president, corporate resources and chief administrative officer. Ms. Shaw is a director of First Union Corp. and Apple South, Inc.

         Carl D. Clay, age 65, is a director of the General Partner and a member of the Compensation and Audit Committees. He was elected in January 1995. Mr. Clay retired from Marathon Oil Company in 1994 after 33 years during which he served as director of transportation and logistics and president of Marathon Pipe Line Company.

         Derrill Cody, age 59, is a director of the General Partner having been elected in 1989. He is the Chairman of the Audit Committee and serves on the Compensation Committee of the General Partner. Mr. Cody is presently of counsel to McKinney, Stringer & Webster, P.C., which represents PanEnergy in certain matters. He is also an advisor to PanEnergy pursuant to a personal contract. Mr. Cody served as Chief Executive Officer of Texas Eastern Gas Pipeline Company from 1987 to 1989. Mr. Cody is also a director of Barrett Resources Corporation.

         John P. DesBarres, age 58, is a director of the General Partner, having been elected in May 1995. He is a member of the Compensation and Audit Committees. Mr. DesBarres was formerly chairman, president and chief executive officer of Transco Energy Company from 1992 to 1995. He joined Transco in 1991 as president and chief executive officer. Prior to joining Transco, Mr. DesBarres served as chairman, president and chief executive officer for Santa Fe Pacific Pipelines, Inc. from 1988 to 1991.

         Milton Carroll, age 48, was elected a director of the General Partner in November 1997 and is a member of the Compensation and Audit Committees. Mr. Carroll founded and has been president and chief executive officer of Instrument Products, Inc., a manufacturer of oil field tools and other precision products, since 1977. Mr. Carroll is a director of Houston Industries, Inc., Seagull Energy Corp., and Blue Cross Blue Shield of Texas.

         Charles H. Leonard, age 49, is Senior Vice President, Chief Financial Officer and Treasurer of the General Partner. Mr. Leonard joined the Company in 1988 as Vice President and Controller. In November 1989, he was elected Vice President and Chief Financial Officer. He was elected Senior Vice President in March 1990, and Treasurer in October 1996.

         James C. Ruth, age 50, is Vice President and General Counsel of the General Partner, having been elected in 1991. He also serves as Assistant Secretary, having been elected in 1992. Mr. Ruth was Vice President and Assistant General Counsel of the General Partner from 1989 to 1991.

         Thomas R. Harper, age 57, is Vice President, Product Transportation and Refined Products Marketing of the General Partner. Mr. Harper joined the Company in 1987 as Director of Product Transportation, and was elected to his present position in 1988.

         David L. Langley, age 50, is Vice President, Business Development and LPG Services of the General Partner. Mr. Langley has been with the Company in various managerial positions since 1975 and was elected Vice President, LPG Business Center, in 1988. He was elected to his current position in 1990.

         O. Horton Cunningham, age 49, is Vice President, Technical Services, of the General Partner, having been elected in October 1996. Mr. Cunningham served as Vice President, Operations, from 1990 until October 1996. Mr. Cunningham joined the Company in 1987 as Manager of Environmental Affairs and was promoted to Director of Safety and Environmental Affairs in 1988 and Director of Engineering and Compliance in 1989.

         Ernest P. Hagan, age 53, is Vice President, Operations, of the General Partner, having been elected in October 1996. Mr. Hagan was previously Director of Engineering and Right-of-Way from 1994 until October 1996, and from 1986 until 1994 he was Region Manager of the Southwest Region. Mr. Hagan joined the Company in 1971.

         Based on information furnished to the Company and written representation that no other reports were required, to the Company's knowledge, all applicable Section 16(a) filing requirements were complied with during the year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

         The officers of the General Partner manage and operate the Partnership's business. The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership's operations, but instead reimburses the General Partner for the services of such persons.

         Directors of the General Partner who are neither officers nor employees of either the Company or Duke Energy receive a stipend of $15,000 per annum, $750 for attendance at each meeting of the Board of Directors, $750 for attendance at each meeting of a committee of the Board of Directors and reimbursement of expenses incurred in connection with attendance at a meeting of the Board of Directors or a committee of the Board of Directors. Each outside director who serves as chairman of a committee of the Board of Directors receives an additional stipend of $2,000 per annum.

         Messrs. Thacker, Anderson, Hackett and Mogg and Ms. Shaw were not compensated for their services as directors, and it is not anticipated that any compensation for service as a director will be paid in the future to directors who are full-time employees of Duke Energy, the General Partner or any of their affiliates.

         The following table reflects cash compensation paid or accrued by the General Partner for the years ended December 31, 1997, 1996 and 1995, with respect to its Chief Executive Officer and the executive officers
(collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM COMPENSATION
                                                                            -----------------------------
                                                                                AWARDS       PAYOUTS
                                     ANNUAL COMPENSATION          OTHER     ------------    -------------
                                ----------------------------      ANNUAL      SECURITIES     LTICP AND      ALL OTHER
        NAME AND                                      BONUS    COMPENSATION   UNDERLYING     1994 LTIP     COMPENSATION
   PRINCIPAL POSITION           YEAR   SALARY ($)    ($) (1)     ($) (2)    OPTIONS (#)(3) PAYOUTS ($)(4)    ($) (5)
   ------------------           ----   ----------    -------     -------    -------------  --------------  ------------
William L. Thacker .........    1997    237,708       98,200      78,551        4,400       358,168         21,529
     Chairman, President and    1996    224,667      107,500      79,988           -        113,447         19,723
     Chief Executive Officer    1995    216,667      108,200      61,319           -         71,000         19,291

Charles H. Leonard .........    1997    145,750       52,000      29,985           -         25,444         12,960
    Senior Vice President,      1996    142,958       54,800      35,691           -         16,094         12,780
    Chief Financial Officer     1995    140,042       55,400      28,437        7,000           -           12,435
    and Treasurer

James C. Ruth ..............    1997    134,333       46,000      39,276           -         27,901         14,968
    Vice President and          1996    130,417       48,600      39,994           -         20,052         13,506
    General Counsel             1995    126,742       48,400      30,659        7,000           -           13,326

O. Horton Cunningham .......    1997    130,333       43,000      36,821           -         27,029         11,799
    Vice President              1996    126,000       45,300      37,495           -         23,597         11,052
                                1995    121,450       46,000      28,743        7,000           -           10,555

David L. Langley ...........    1997    129,292       42,800      23,565           -         52,028         12,992
    Vice President              1996    123,750       47,800      23,997           -         20,080         12,000
                                1995    119,508       46,500      18,396        7,000           -           11,759

Thomas R. Harper ...........    1997    129,083       43,000      23,565           -         33,533         15,243
    Vice President              1996    123,125       46,500      23,997           -         14,370         13,339
                                1995    118,542       45,800      18,396        7,000           -           12,999

Ernest P. Hagan (6) ........    1997    120,417       39,200           -        1,150           -           10,769
    Vice President              1996     29,375        6,525           -            -           -            2,257
                                1995          -            -           -            -           -                -

--------------

(1) Amounts represent bonuses accrued during the year under the Management Incentive Compensation Plan ("MICP"). Payments under the MICP were made in the subsequent year.

(2) Amounts shown for 1997, 1996 and 1995 are for quarterly distribution equivalents under the terms of the Company's Long Term Incentive Compensation Plan ("LTICP").

(3) Amounts represent awards pursuant to the Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan ("1994 LTIP"). See "Compensation Pursuant to General Partner Plans" for further discussion of the 1994 LTIP.

(4) Amounts represent the value of redemptions under the 1995 amendment to the LTICP and credits earned to Performance Unit accounts and options exercised under the terms of 1994 LTIP. Also, for Mr. Thacker in 1997, 1996 and 1995, amounts include crediting of phantom units awarded in a prior year under the terms of the LTICP.

(5) Includes amounts contributed by the Company for the Named Officers under the Employees' Savings Plan of PanEnergy ("ESP") and under the PanEnergy Key Executive Deferred Compensation Plan, an unfunded, defined contribution plan that allows eligible employees to elect deferral of base salary and bonus, and receive matching Company contributions, whenever and to the extent that their participation in the ESP is limited by provisions of the Internal Revenue Code, and the imputed value of premiums paid by the Company for insurance on the Named Officers' lives.

(6) Mr. Hagan was named Vice President, Operations, effective October 1, 1996. Amounts for 1996 represent compensation for the period October 1, 1996, through December 31, 1996.

EXECUTIVE EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         On September 1, 1992, William L. Thacker, Jr. and the Company entered into an employment agreement, which set a minimum base salary of $190,000 per year. The Company may terminate the employment agreement for cause, death or disability. In addition, the Company or Mr. Thacker may terminate the agreement upon written notice. Additionally, the Company granted 8,000 phantom units with distribution equivalents to Mr. Thacker pursuant to the LTICP discussed below. Mr. Thacker participates in other Company sponsored benefit plans on the same basis as other senior executives of the Company.

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

1994 Long Term Incentive Plan

         The 1994 LTIP provides key employees with an incentive award whereby a participant is granted an option to purchase Units together with a stipulated number of Performance Units. Each Performance Unit creates a credit to a participant's Performance Unit account when earnings exceed a threshold, which was $2.00, $2.50 and $3.75 per Limited Partner Unit for the awards made in 1994, 1995, and 1997, respectively. No awards were granted during 1996.
When earnings for a calendar year (exclusive of certain special items) exceed the threshold, the excess amount is credited to the participant's Performance Unit account. The balance in the account may be used to exercise Unit options granted in connection with the Performance Units or may be withdrawn two years after the underlying options expire, usually 10 years from the date of grant. Under the agreement for such Unit options, the options become exercisable in equal installments over periods of one, two, and three years from the date of the grant. Options may also be exercised by normal means once vesting requirements are met.

         The following table provides information concerning the unit options exercised by each of the Named Executive Officers during 1997 and the value of unexercised unit options to the Named Executive Officers as of December 31, 1997. The value assigned to each unexercised, "in the money" option is based on the positive spread between the exercise price of such option and the fair market value of a Unit on December 31, 1997. The fair market value is the average of the high and low prices of a Unit on that date as reported in The Wall Street Journal. In assessing the value, it should be kept in mind that no matter what theoretical value is placed on an option on a particular date, its ultimate value will be dependent on the market value of the Partnership's Unit price at a future date. The future value will depend in part on the efforts of the Named Executive Officers to foster the future success of the Partnership for the benefit of all Unitholders.

            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                                                         VALUE OF
                                                                                        UNEXERCISED
                                                              NUMBER OF SECURITIES     IN-THE MONEY
                                                             UNDERLYING UNEXERCISED    OPTIONS/SARS
                                  SHARES                     OPTIONS/SARS AT FY-END    AT FY-END ($)
                               ACQUIRED ON         VALUE        (#) EXERCISABLE/       EXERCISABLE/
NAME                           EXERCISE (#)     REALIZED($)    UNEXERCISABLE (1)       UNEXERCISABLE
----                           ------------     -----------    -----------------       -------------
Mr. Thacker (2)(4) .......           2,469        $36,139         12,279/4,400       $292,010/$40,288
Mr. Leonard (3) ..........              --             --          4,414/2,333       $109,660/$57,960
Mr. Ruth (3) .............             322         $5,055          3,817/2,333        $94,829/$57,960
Mr. Cunningham (3) .......             322         $5,055          3,280/2,333        $81,488/$57,960
Mr. Langley (3) ..........           2,000        $34,672          1,667/2,333        $41,415/$57,960
Mr. Harper (3) ...........             822        $16,268          3,592/2,333        $89,239/$57,960
Mr. Hagan  (4) ...........              --             --              0/1,150             $0/$10,530

-----------------

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

(4) On January 17, 1997, Mr. Thacker and Mr. Hagan were each granted options to purchase 4,400 Units and 1,150 Units, respectively, under the terms of the 1994 LTIP at an exercise price of $43.3125 per Unit, which was the fair market value of a Unit on the date of grant. Mr. Thacker and Mr. Hagan also received 4,400 Performance Units and 1,150 Performance Units, respectively (see discussion above).

     1997 Employee Incentive Compensation Plan

         The General Partner has adopted the 1997 Employee Incentive Compensation Plan ("1997 EICP"), which provides an award of shadow units to all employees who are not eligible to participate in the MICP. The 1997 EICP is administered by the Committee, which maintains an incentive award account for each participant. Each participant is eligible for an annual award of up to 300 shadow units, depending on the level of earnings achieved by the Partnership each year, which generally entitles such participant to receive a credit equal to the quarterly distribution that such participant would have received had the participant been the owner of Units. The Committee may add a premium from 10% to 30% to the credit if certain safety and operational goals are attained. Payment of the credits is contingent upon the participant remaining in the employment of the General Partner during the year in which the shadow units are outstanding. Awards to participants are paid in cash following the close of each year in an amount equal to the credits in the participant's incentive award account with respect to such year.

PENSION PLAN

         Officers of the Company are participants in the PanEnergy Corp Retirement Plan ("PanEnergy Retirement Plan"). The PanEnergy Retirement Plan provides benefits expressed in the form of a single life annuity commencing at normal retirement date (age 65 or, if later, the fifth anniversary of participation in the PanEnergy Retirement Plan) based on a benefit formula that, in part, uses final five-year average pay, which considers the regular compensation of the participant, including overtime payments, bonus payments and some other forms of deferred compensation.

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

         The table below shows the estimated annual benefits payable at age 65 under the qualified and non-qualified retirement plans at various levels of final average compensation and assuming various years of benefit accrual service (dollars in thousands):


                                                    YEARS OF SERVICE
                                   -----------------------------------------------------
                                    15          20           25            30        35
                                   ----        ----         ----          ----      ----
  $175 ......................      $ 40        $ 53         $ 67          $ 80      $ 93
   200 ......................        46          61           77            92       107
   225 ......................        52          69           87           104       121
   250 ......................        58          77           97           116       135
   300 ......................        70          93          117           140       163
   400 ......................        94         125          157           188       219

         The years of benefit accrual service for the Named Officers, are as follows: William L. Thacker, 5; Charles H. Leonard, 9; James C. Ruth, 27; O. Horton Cunningham, 10; David L. Langley, 27; Thomas Harper, 10; and Ernest P.
Hagan, 27.   The covered compensation is the sum of the salary from the current year and bonus from the previous year reported in the Summary Compensation Table on page 21.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners

         The Company owns 1,250,000 Units, representing 8.62% of the Units outstanding as of February 24, 1998 (an effective 8.45% limited partner interest in the Partnership).

         (b) Security Ownership of Management

         The following table sets forth certain information, as of February 24, 1998, concerning the beneficial ownership of Units by each director and Named Officers of the General Partner and by all directors and officers of the General Partner as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or officer of the General Partner owned beneficially, as of February 24, 1998, more than 1% of the Units outstanding at that date.

                                                                                             NUMBER OF
 NAME                                                                                        UNITS (1)
 ----                                                                                        ---------
 Paul M. Anderson .........................................................................     2,000
 Milton Carroll ...........................................................................        --
 Carl D. Clay (2) .........................................................................     1,600
 Derrill Cody .............................................................................     7,000
 John P. DesBarres ........................................................................    10,000
 James T. Hackett .........................................................................        --
 Jim W. Mogg ..............................................................................       100
 Ruth G. Shaw .............................................................................        --
 William L. Thacker .......................................................................    11,870
 Charles H. Leonard .......................................................................     1,703
 James C. Ruth ............................................................................     1,304
 O. Horton Cunningham (3) .................................................................     3,444
 David L. Langley .........................................................................    10,000
 Thomas R. Harper (4) .....................................................................     2,100
 Ernest P. Hagan ..........................................................................     6,000
 All directors and officers (consisting of 18 people, including those named above) ........    57,221

------------------

(1) Unless otherwise indicated, the persons named above have sole voting and investment power over the Units reported.

(2)      Includes 900 Units in wife's name.

(3)      Includes 100 Units in daughter's name.

(4)      Includes 1,075 Units in wife's name.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership is managed and controlled by the General Partner pursuant to the Partnership Agreements. Under the Partnership Agreements, the General Partner is reimbursed for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership. These expenses include salaries, fees and other compensation and benefit expenses of employees, officers and directors, insurance, data processing, other administrative or overhead expenses and all other expenses necessary or appropriate to conduct the Partnership's business. The costs allocated to the Partnership by the General Partner for administrative services and overhead totaled $2.7 million in 1997.

         The Partnership Agreements provide for incentive distributions payable to the General Partner out of the Partnership's Available Cash (as defined in the Partnership Agreements) in the event quarterly distributions to Unitholders exceed certain specified targets. In general, subject to certain limitations, if a quarterly distribution exceeds a target of $0.55 per Unit, the General Partner will receive incentive distributions equal to (i) 15% of that portion of the distribution per Unit which exceeds the minimum quarterly distribution amount of $0.55 but is not more than $0.65, plus (ii) 25% of that portion of the quarterly distribution per Unit which exceeds $0.65 but is not more than $0.90, plus (iii) 50% of that portion of the quarterly distribution per Unit which exceeds $0.90. During 1997, incentive distributions paid to the General Partner totaled $3.2 million.

         In connection with the formation of the Partnership in 1990, the Company received 1,250,000 Deferred Partnership Interests ("DPIs"), which represent an effective 8.45% limited partner interest in the Partnership. Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss. As of December 31, 1997, 94% of the DPIs have been converted into an equal number of Units, and the balance of such DPIs may be converted immediately prior to the sale of the DPIs by the Company. Pursuant to its Partnership Agreement, the Partnership has registered the resale of such Units with the Securities and Exchange Commission. Such Units may be sold from time to time on the New York Stock Exchange or otherwise at prices and terms then prevailing or in negotiated transactions. As of December 31, 1997, no such Units had been sold by the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)    The following documents are filed as a part of this Report:

              (1) Financial Statements: See Index to Financial Statements on page F-1 of this report for financial statements filed as part of this report.

              (2)    Financial Statement Schedules: None

              (3)    Exhibits.

            EXHIBIT
            NUMBER                         DESCRIPTION
            ------                         -----------
              3.1    Certificate of Limited Partnership of the Partnership
                     (Filed as Exhibit 3.2 to the Partnership's Registration
                     Statement (Commission File No. 33-32203) and incorporated
                     herein by reference).

              4.1    Form of Certificate representing Units (Filed as Exhibit
                     4.1 to the Partnership's Registration Statement (Commission
                     File No. 33-32203) and incorporated herein by reference).

              4.2 Agreement of Limited Partnership of TEPPCO Partners, L.P., dated March 7, 1990 (Filed as Exhibit 4(a) to Form 10-Q of
                     TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1990 and incorporated herein by reference).

              4.3    Note Agreement, 9.60% Series A and 10.20% Series B First
                     Mortgage Notes, dated February 28, 1990 (Filed as Exhibit
                     4(b) to Form 10-Q of TEPPCO Partners, L.P. (Commission File
                     No. 1-10403) for the quarter ended March 31, 1990 and incorporated herein by reference).

              4.4    Amendment to Note Agreement, dated June 1, 1994, 9.60%
                     Series A and 10.20% Series B First Mortgage Notes (Filed as
                     Exhibit 4 to Form 10-Q of TEPPCO Partners, L.P. (Commission
                     File No. 1-10403) for the quarter ended June 30, 1994 and incorporated herein by reference).

              4.5    Amendment to Note Agreement, dated February 24, 1995, 9.60%
                     Series A and 10.20% Series B First Mortgage Notes (Filed as
                     Exhibit 4.5 to Form 10-K of TEPPCO Partners, L.P.
                     (Commission File No. 1-10403) for the year ended December
                     31, 1994 and incorporated herein by reference).

              4.6    Form of Indenture between TE Products Pipeline Company,
                     Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE
                     Products Pipeline Company, Limited Partnership's
                     Registration Statement on Form S-3 (Commission File No.
                     333-38473) and incorporated herein by reference).

              10.1   Agreement of Limited Partnership of TE Products Pipeline
                     Company, Limited Partnership, dated March 7, 1990 (Filed as
                     Exhibit 28 to Form 10-Q of TEPPCO Partners, L.P.
                     (Commission File No. 1-10403) for the quarter ended March
                     31, 1990 and incorporated herein by reference).

              10.2 Assignment and Assumption Agreement, dated March 24, 1988, between Texas Eastern Transmission Corporation and the
                     Company (Filed as Exhibit 10.8 to the Partnership's
                     Registration Statement (Commission File No. 33-32203) and incorporated herein by reference).

              10.3   Texas Eastern Products Pipeline Company 1997 Employee
                     Incentive Compensation Plan executed on July 14, 1997
                     (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P.
                     (Commission File 1-10403) for the quarter ended September
                     30, 1997 and incorporated herein by reference).

              10.4   Agreement Regarding Environmental Indemnities and Certain
                     Assets (Filed as Exhibit 10.5 to the Partnership's Form
                     10-K (Commission File No. 1-10403) for the year ended
                     December 31, 1990 and incorporated herein by reference).

              10.5   Texas Eastern Products Pipeline Company Management
                     Incentive Compensation Plan executed on January 30, 1992
                     (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P.
                     (Commission File No. 1-10403) for the quarter ended March
                     31, 1992 and incorporated herein by reference).

              10.6   Texas Eastern Products Pipeline Company Long-Term Incentive
                     Compensation Plan executed on October 31, 1990 (Filed as
                     Exhibit 10.9 to the Partnership's Form 10-K (Commission
                     File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

              10.7   Form of Amendment to Texas Eastern Products Pipeline
                     Company Long-Term Incentive Compensation Plan (Filed as
                     Exhibit 10.7 to the Partnership's Form 10-K (Commission
                     File No. 1-10403) for the year ended December 31, 1995 and incorporated herein by reference).

              10.8 Employees' Savings Plan of Panhandle Eastern Corporation and Participating Affiliates (Effective January 1, 1991)
                     (Filed as Exhibit 10.10 to the Partnership's Form 10-K
                     (Commission File No. 1-10403) for the year ended December
                     31, 1990 and incorporated herein by reference).

              10.9   Retirement Income Plan of Panhandle Eastern Corporation and
                     Participating Affiliates (Effective January 1, 1991) (Filed as Exhibit 10.11 to the Partnership's Form 10-K (Commission
                     File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

              10.10  Panhandle Eastern Corporation -- Executive Benefit
                     Equalization Plan as amended November 29, 1989; effective
                     January 1, 1990 (Filed as Exhibit 10.05 to Form 10-K of
                     Panhandle (Commission File No. 1-8157) for the year ended
                     December 31, 1989 and incorporated herein by reference).

              10.11  Employment Agreement with William L. Thacker, Jr. (Filed as
                     Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P.
                     (Commission File No. 1-10403) for the quarter ended
                     September 30, 1992 and incorporated herein by reference).

              10.12  Texas Eastern Products Pipeline Company 1994 Long Term
                     Incentive Plan executed on March 8, 1994 (Filed as Exhibit
                     10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
                     No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

              10.13  Panhandle Eastern Corporation Key Executive Deferred
                     Compensation Plan established effective January 1, 1994
                     (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners,
                     L.P.

                     (Commission File No. 1-10403) for the quarter ended March 31,
                     1994 and incorporated herein by reference).

              22.1 Subsidiaries of the Partnership (Filed as Exhibit 22.1 to the Partnership's Registration Statement (Commission File
                     No. 33-32203) and incorporated herein by reference).

              *23    Consent of KPMG Peat Marwick LLP.

              *24    Powers of Attorney.

              *27    Financial Data Schedule as of and for the year ended
                     December 31, 1997.

----------------
* Filed herewith.

       (b) Reports on Form 8-K filed during the quarter ended December 31, 1997:

              The Partnership filed a report on Form 8-K on December 22, 1997 under Item 5, Other Events.

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

                                                 TEPPCO Partners, L.P.
                                            ------------------------------------
                                                        (Registrant)
                                              (A Delaware Limited Partnership)

                                            By: Texas Eastern Products Pipeline
                                                Company as General Partner

                                            By:    CHARLES H. LEONARD
                                               ---------------------------------
                                                     Charles H. Leonard,
                                                Senior Vice President, Chief
                                               Financial Officer and Treasurer

DATED: March 3, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        SIGNATURE                                            TITLE                                       DATE
        ---------                                            -----                                       ----
      WILLIAM L. THACKER*               Chairman of the Board, President and Chief Executive         March 3, 1998
-----------------------------------      Officer of Texas Eastern Products Pipeline Company
      William L. Thacker

      CHARLES H. LEONARD                Senior Vice President, Chief Financial Officer and           March 3, 1998
-----------------------------------    Treasurer of Texas Eastern Products Pipeline Company
      Charles H. Leonard                   (Principal Accounting and Financial Officer)

       PAUL M. ANDERSON*                        Vice Chairman of the Board of Texas                  March 3, 1998
-----------------------------------              Eastern Products Pipeline Company
       Paul M. Anderson

        MILTON CARROLL*                              Director of Texas Eastern                       March 3, 1998
-----------------------------------                  Products Pipeline Company
        Milton Carroll

         CARL D. CLAY*                               Director of Texas Eastern                       March 3, 1998
-----------------------------------                  Products Pipeline Company
         Carl D. Clay

         DERRILL CODY*                               Director of Texas Eastern                       March 3, 1998
-----------------------------------                  Products Pipeline Company
         Derrill Cody

      JOHN P. DESBARRES*                             Director of Texas Eastern                       March 3, 1998
-----------------------------------                  Products Pipeline Company
       John P. DesBarres

       JAMES T. HACKETT*                             Director of Texas Eastern                       March 3, 1998
-----------------------------------                  Products Pipeline Company
        James T. Hackett

         JIM W. MOGG *                               Director of Texas Eastern                       March 3, 1998
-----------------------------------                  Products Pipeline Company
          Jim W. Mogg

         RUTH G. SHAW*                               Director of Texas Eastern                       March 3, 1998
-----------------------------------                  Products Pipeline Company
         Ruth G. Shaw

* Signed on behalf of the Registrant and each of these persons:

         By:     CHARLES H. LEONARD
                 --------------------------------------
                 (Charles H. Leonard, Attorney-in-Fact)

                        CONSOLIDATED FINANCIAL STATEMENTS
                            OF TEPPCO PARTNERS, L.P.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                            PAGE
                                                                                                            ----
Independent Auditors' Report ............................................................................    F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996 ............................................    F-3

Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995 ..................    F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 ..............    F-5

Consolidated Statements of Partners' Capital for the years ended December 31, 1997,
   1996 and 1995 ........................................................................................    F-6


Notes to Consolidated Financial Statements ..............................................................    F-7

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
TEPPCO Partners, L.P.:

         We have audited the accompanying consolidated balance sheets of TEPPCO Partners, L.P. as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TEPPCO Partners, L.P. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                              KPMG PEAT MARWICK LLP



Houston, Texas
January 16, 1998, except as to Note 7,
          which is as of January 27, 1998

                              TEPPCO PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                     DECEMBER 31,
                                                                                 ---------------------
                                                                                   1997         1996
                                                                                 --------     --------
                                         ASSETS
Current assets:
   Cash and cash equivalents ...............................................     $ 43,961     $ 34,047
   Short-term investments ..................................................        2,105       24,085
   Accounts receivable, trade ..............................................       19,826       18,326
   Inventories .............................................................       21,094       18,914
   Other ...................................................................        4,173        3,371
                                                                                 --------     --------
           Total current assets ............................................       91,159       98,743
                                                                                 --------     --------
Property, plant and equipment, at cost (Net of accumulated depreciation
   and amortization of $170,063 and $149,597) ..............................      567,681      561,068
Investments ................................................................       10,010        6,936
Other assets ...............................................................        5,059        4,494
                                                                                 --------     --------
           Total assets ....................................................     $673,909     $671,241
                                                                                 ========     ========

                           LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Current maturities, First Mortgage Notes ................................     $ 17,000     $ 13,000
   Accounts payable and accrued liabilities ................................        9,615        8,300
   Accounts payable, general partner .......................................        3,735        3,007
   Accrued interest ........................................................       10,539       10,930
   Other accrued taxes .....................................................        6,246        5,455
   Other ...................................................................        6,740        6,861
                                                                                 --------     --------
           Total current liabilities .......................................       53,875       47,553
                                                                                 --------     --------
First Mortgage Notes .......................................................      309,512      326,512
Other liabilities and deferred credits .....................................        4,462        3,902
Minority interest ..........................................................        3,093        2,963
Partners' capital:
   General partner's interest ..............................................        5,760        4,616
   Limited partners' interests .............................................      297,207      285,695
                                                                                 --------     --------
           Total partners' capital .........................................      302,967      290,311
                                                                                 --------     --------
Commitments and contingencies
           Total liabilities and partners' capital .........................     $673,909     $671,241
                                                                                 ========     ========





          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT PER LIMITED PARTNER UNIT AMOUNTS)


                                                                        YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                  1997           1996           1995
                                                                ---------      ---------      ---------
Operating revenues:
   Transportation -- Refined products .....................     $ 107,304      $  98,641      $  96,190
   Transportation -- LPGs .................................        79,371         80,219         70,576
   Gain on sale of inventory ..............................         2,261          3,674          4,115
   Mont Belvieu operations ................................        12,815         11,811         13,570
   Other ..................................................        20,342         21,680         19,265
                                                                ---------      ---------      ---------
           Total operating revenues .......................       222,093        216,025        203,716
                                                                ---------      ---------      ---------

Costs and expenses:
   Operating, general and administrative ..................        97,133         96,541         96,419
   Depreciation and amortization ..........................        23,772         23,409         23,286
   Taxes -- other than income taxes .......................         9,638          8,641          7,519
                                                                ---------      ---------      ---------
           Total costs and expenses .......................       130,543        128,591        127,224
                                                                ---------      ---------      ---------
           Operating income ...............................        91,550         87,434         76,492
   Interest expense, First Mortgage Notes .................       (33,707)       (34,922)       (35,844)
   Interest capitalized ...................................         1,478          1,388            857
   Other income -- net ....................................         2,604          5,346          5,689
                                                                ---------      ---------      ---------

           Income before minority interest ................        61,925         59,246         47,194

Minority interest .........................................          (625)          (598)          (477)
                                                                ---------      ---------      ---------
           Net income .....................................     $  61,300      $  58,648      $  46,717
                                                                =========      =========      =========
           Basic net income per Limited Partner Unit ......     $    3.90      $    3.79      $    3.08
                                                                =========      =========      =========
           Diluted net income per Limited Partner Unit ....     $    3.90      $    3.78      $    3.07
                                                                =========      =========      =========





          See accompanying Notes to Consolidated Financial Statements.

                           TEPPCO PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                            1997           1996           1995
                                                                          ---------      ---------      ---------
Cash flows from operating activities:
   Net income .......................................................     $  61,300      $  58,648      $  46,717
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Depreciation and amortization .................................        23,772         23,409         23,286
      Decrease (increase) in accounts receivable ....................        (1,500)         1,705         (2,051)
      Decrease (increase) in inventories ............................        (2,180)         3,997          5,483
      Increase in other current assets ..............................          (802)          (226)          (878)
      Increase (decrease) in accounts payable and accrued expenses ..         2,322         (3,478)         4,276
      Other .........................................................           692          2,066          1,623
                                                                          ---------      ---------      ---------
           Net cash provided by operating activities ................        83,604         86,121         78,456
                                                                          ---------      ---------      ---------

Cash flows from investing activities:
   Proceeds from investments ........................................        25,040         18,584         68,963
   Purchases of investments .........................................        (6,180)       (14,436)       (62,436)
   Insurance proceeds related to damaged assets .....................         1,046           --            9,750
   Restricted investments designated for property additions .........          --           10,553        (10,328)
   Proceeds from the sale of property, plant and equipment ..........         1,377           --             --
   Capital expenditures .............................................       (32,931)       (51,264)       (25,967)
                                                                          ---------      ---------      ---------
           Net cash used in investing activities ....................       (11,648)       (36,563)       (20,018)
                                                                          ---------      ---------      ---------

Cash flows from financing activities:
   Principal payment, First Mortgage Notes ..........................       (13,000)       (10,000)        (7,000)
   Distributions ....................................................       (49,042)       (45,174)       (40,342)
                                                                          ---------      ---------      ---------
           Net cash used in financing activities ....................       (62,042)       (55,174)       (47,342)
                                                                          ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents ................         9,914         (5,616)        11,096
Cash and cash equivalents at beginning of year ......................        34,047         39,663         28,567
                                                                          ---------      ---------      ---------
Cash and cash equivalents at end of year ............................     $  43,961      $  34,047      $  39,663
                                                                          =========      =========      =========

Supplemental disclosure of cash flows:
   Interest paid during the year (net of capitalized interest) ......     $  32,084      $  33,278      $  34,625
                                                                          =========      =========      =========



          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)


                                                 GENERAL       LIMITED
                                                PARTNER'S     PARTNERS'
                                                INTEREST      INTERESTS        TOTAL
                                               ---------      ---------      ---------
Partners' capital at December 31, 1994 ...     $   2,953      $ 266,646      $ 269,599
    1995 net income allocation ...........         2,118         44,599         46,717
    1995 cash distributions ..............        (1,510)       (38,425)       (39,935)
                                               ---------      ---------      ---------
Partners' capital at December 31, 1995 ...         3,561        272,820        276,381
    1996 net income allocation ...........         3,723         54,925         58,648
    1996 cash distributions ..............        (2,668)       (42,050)       (44,718)
                                               ---------      ---------      ---------
Partners' capital at December 31, 1996 ...         4,616        285,695        290,311
    1997 net income allocation ...........         4,740         56,560         61,300
    1997 cash distributions ..............        (3,596)       (44,951)       (48,547)
    Other ................................            --            (97)           (97)
                                               ---------      ---------      ---------
Partners' capital at December 31, 1997 ...     $   5,760      $ 297,207      $ 302,967
                                               =========      =========      =========



          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PARTNERSHIP ORGANIZATION

         TEPPCO Partners, L.P. is a Delaware limited partnership which operates through TE Products Pipeline Company, Limited Partnership, a Delaware limited partnership (collectively the "Partnership"), in which TEPPCO Partners, L.P. holds a 99% interest as the sole limited partner. Texas Eastern Products Pipeline Company (the "Company"), is the general partner of the Partnership and has agreed not to voluntarily withdraw as the general partner of the Partnership, subject to certain limited exceptions, prior to January 1, 2000. On June 18, 1997, PanEnergy Corp and Duke Power Company completed a previously announced merger. At closing, the combined companies became Duke Energy Corporation ("Duke Energy"). The Company, previously a wholly-owned subsidiary of PanEnergy Corp became an indirect wholly-owned subsidiary of Duke Energy on the date of the merger.

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

         During 1990, the Partnership completed an initial public offering of 13,250,000 Units representing Limited Partner Interests ("Units") at $20 per Unit. In connection with the formation of the Partnership, the Company received 1,250,000 Deferred Participation Interests ("DPIs"), which represent an effective 8.45% limited partner interest in the Partnership. Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss. As of December 31, 1997, 94% of the DPIs have been converted into an equal number of Units, and the balance of such DPIs may be converted immediately prior to the sale of the DPIs by the Company. Pursuant to its Partnership Agreement, the Partnership has registered the resale of such Units with the Securities and Exchange Commission. Such Units may be sold from time to time on the New York Stock Exchange or otherwise at prices and terms then prevailing or in negotiated transactions. As of December 31, 1997, no such Units had been sold by the Company.

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

ACCOUNTING POLICY CHANGES

         Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," with no impact to the Partnership's consolidated financial statements. Assets were grouped and evaluated based on the ability to identify their respective cash flows.

         In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation." This standard allows a company to adopt a fair value based method of accounting for its stock-based compensation plans and addresses the timing and measurement of stock-based compensation expense. The Partnership has elected to retain the approach of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock issued to Employees," (the intrinsic value method) for recognizing stock-based expense

                              TEPPCO PARTNERS, L.P.

in the consolidated financial statements. The Partnership adopted SFAS 123 in 1996 with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of APB No. 25 (see Note 10).

         In December 1997, the Partnership adopted SFAS 128, "Earnings per Share." This statement established standards for computing and presenting net income per Limited Partner Unit and requires, among other things, dual presentation of basic and diluted net income per Limited Partner Unit on the face of the consolidated statements of income. The Partnership has restated net income per Limited Partner Unit for the years ended December 31, 1996 and 1995 and included diluted net income per Limited Partner Unit.

         In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. In June 1997, the FASB also issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports issued to shareholders. The Partnership will adopt these standards in 1998. As both SFAS 130 and 131 establish standards for reporting and display, the Partnership does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

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

ENVIRONMENTAL EXPENDITURES

         The Partnership accrues for environmental costs that relate to existing conditions caused by past operations. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. The Partnership's accrued undiscounted environmental liabilities are monitored on a regular basis by management. Liabilities for environmental costs at a specific site are initially recorded when the Partnership's liability for such costs, including direct internal and legal costs, is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of the Partnership's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation alternatives available, the uncertainty of potential recoveries from third parties and the evolving nature of environmental laws and regulations.

BUSINESS SEGMENT

         The Partnership has one business segment: the transportation, storage and terminaling of refined petroleum products and liquefied petroleum gases ("LPGs"). Refined petroleum products and LPGs are referred to herein, collectively, as "petroleum products" or "products." The Partnership's interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission ("FERC").

                              TEPPCO PARTNERS, L.P.

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

         The Partnership periodically enters into futures contracts to hedge its exposure to price risk on product inventory transactions. Recognized gains and losses related to futures contracts which qualify as hedges are recognized in income when the related inventory transactions are completed. Gains and losses related to futures contracts, which have been insignificant, are reported as a component of product inventory in the consolidated balance sheet until recognized as income. At December 31, 1997 and 1996, there were no outstanding futures contracts.

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

         Upon sale or retirement of depreciable carrier properties, cost less salvage is normally charged to accumulated depreciation, and no gain or loss is recognized. During 1997, the Partnership recorded a loss of $0.5 million on the sale of its Arkansas City, Arkansas, terminal. The Arkansas City terminal was classified as a non-carrier facility.

CAPITALIZATION OF INTEREST

         In connection with the construction of facilities regulated by the FERC, interest is capitalized in accordance with a FERC-established method. The rate used to capitalize interest on borrowed funds was 10.09%, 10.07% and 10.06% for 1997, 1996 and 1995, respectively.

INCOME TAXES

         The Partnership is a limited partnership. As a result, the Partnership's income or loss for federal income tax purposes is included in the tax return of the individual partners, and may vary substantially from income or loss reported for financial reporting purposes. Accordingly, no recognition has been given to federal income taxes for the Partnership's operations. At December 31, 1997 and 1996, the Partnership's reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $223 million and $222 million, respectively.

                              TEPPCO PARTNERS, L.P.

CASH FLOWS

         For purposes of reporting cash flows, all liquid investments with maturities at date of purchase of 90-days or less are considered cash equivalents.

NET INCOME PER LIMITED PARTNER UNIT

          Basic net income per Limited Partner Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Limited Partner Units outstanding (a total of 14.5 million Units for 1997, 1996 and 1995). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each year (see Note 9). The general partner was allocated $4.7 million, $3.7 million and $2.1 million (representing 7.73%, 6.35% and 4.53%) of net income for each of the years ended 1997, 1996 and 1995, respectively.

         Diluted net income per Limited Partner Unit is similar to the computation of basic net income per Limited Partner Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For 1997, 1996 and 1995 the denominator was increased by 19,560 Units, 14,228 Units and 5,724 Units, respectively.

NOTE 3. RELATED PARTY TRANSACTIONS

         The Partnership has no employees and is managed by the Company. Pursuant to the Partnership Agreements, the Company is entitled to reimbursement of all direct and indirect expenses related to business activities of the Partnership (see Note 1).

         For 1997, 1996 and 1995, direct expenses incurred by the general partner in the amount of $38.2 million, $36.0 million and $34.0 million, respectively, were charged to the Partnership. Substantially all such costs related to payroll and payroll related expenses, which included $1.8 million, $1.9 million and $1.8 million of expense for incentive compensation plans for each of the years ended 1997, 1996 and 1995, respectively.

         For 1997, 1996 and 1995, expenses for administrative service and overhead allocated to the Partnership by the general partner (including Duke Energy and its affiliates) amounted to $2.7 million, $2.6 million and $2.5 million, respectively. Such costs incurred by the general partner included general and administrative costs related to business activities of the Partnership.

NOTE 4. INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90-days or less are considered cash and cash equivalents. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. At December 31, 1997 and 1996, short-term investments consisted of $2.1 million and $24.1 million, respectively, of investment-grade corporate notes, with maturities at such date of less than one-year. The aggregate fair value of such securities approximates amortized cost at December 31, 1997 and 1996.

                              TEPPCO PARTNERS, L.P.

LONG-TERM INVESTMENTS

         At December 31, 1997 and 1996, the Partnership had $10.0 million and $6.9 million, respectively, invested in investment-grade corporate notes, which have varying maturities until 2002. These securities are classified as held-to-maturity securities and are stated at amortized cost. At December 31, 1997, the aggregate fair value and unrealized gain for these securities was $10.1 million and $0.1 million, respectively. At December 31, 1996, the aggregate fair value and unrealized gain for these securities was $7.0 million and $0.1 million, respectively. At December 31, 1997 and 1996, such investments included a $0.9 million investment in Duke Power Company corporate notes, which matures in 1999.

NOTE 5. INVENTORIES

         Inventories are valued at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows:

                                                               DECEMBER 31,
                                                         -----------------------
                                                           1997          1996
                                                         ---------     ---------
                                                             (IN THOUSANDS)
Gasolines ..........................................     $   3,779     $   3,232
Propane ............................................         6,872         6,550
Butanes ............................................         3,152         4,023
Fuel oils ..........................................            82          --
Other products .....................................         3,099         2,021
Materials and supplies .............................         4,110         3,088
                                                         ---------     ---------
           Total ...................................     $  21,094     $  18,914
                                                         =========     =========

         The costs of inventories were lower than market at December 31, 1997 and 1996.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

         Major categories of property, plant and equipment were as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997          1996
                                                              ---------     ---------
                                                                   (IN THOUSANDS)
Land and right of way ...................................     $  33,405     $  33,445
Line pipe and fittings ..................................       443,355       418,096
Storage tanks ...........................................        86,425        89,047
Buildings and improvements ..............................         6,101         5,510
Machinery and equipment .................................       140,798       114,757
Construction work in progress ...........................        27,660        49,810
                                                              ---------     ---------
           Total property, plant and equipment ..........     $ 737,744     $ 710,665
           Less accumulated depreciation and amortization       170,063       149,597
                                                              ---------     ---------
                Net property, plant and equipment .......     $ 567,681     $ 561,068
                                                              =========     =========

         Depreciation and amortization expense was $23.8 million, $23.4 million and $23.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                              TEPPCO PARTNERS, L.P.

NOTE 7. LONG TERM DEBT

FIRST MORTGAGE NOTES

         In connection with its formation, TE Products Pipeline Company, Limited Partnership (the "Operating Partnership") issued First Mortgage Notes (the "Notes") in two series. The outstanding amounts related to the Notes (excluding current maturities) consist of the following:

                                                              DECEMBER 31,
                                                        ------------------------
                                                           1997           1996
                                                        ---------      ---------
                                                             (IN THOUSANDS)
Series A 9.60% due March 7, 2000 .................      $  44,000      $  61,000
Series B 10.20% due March 7, 2010 ................        265,512        265,512
                                                        ---------      ---------
                                                        $ 309,512      $ 326,512
                                                        =========      =========

         The Notes are secured by a mortgage on substantially all of the property, plant and equipment of the Partnership. The weighted average interest rate of the Notes at December 31, 1997 was 10.09%. The Partnership is permitted to optionally prepay the Notes, in whole or in part, at a premium. Interest on the Notes is payable semiannually on each March 7 and September 7 until retirement of the Notes. The Series A First Mortgage Notes have mandatory annual principal payments through March 7, 2000. The Series B First Mortgage Notes have mandatory annual principal payments at par of $26.55 million beginning March 7, 2001 through March 7, 2010.

         The Note Agreements contain various restrictive covenants applicable to the Partnership, including prohibition on working capital borrowings in excess of $35 million (to be increased annually by inflation, if any, subject to a maximum of $50 million), restrictions on certain other indebtedness and restrictions on certain liens, mergers, sales of assets and investments. Should an event of default on the Notes occur, the holders of the Notes may foreclose upon the mortgaged property. In addition to customary events of default, it is an event of default under the Note Agreements if any change of the general partner occurs (other than to an affiliate of the Company) which is not approved by a majority in principal amount of the Note holders.

         At December 31, 1997 and 1996, the estimated fair value of the Notes (including current maturities) was approximately $390.2 million and $406.1 million, respectively. Market prices for recent transactions and rates currently available to the Partnership for debt with similar terms and maturities were used to estimate fair value.

         On January 27, 1998, the Operating Partnership completed the issuance of $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028 may be redeemed at any time after January 15, 2008, at the option of the Operating Partnership, in whole or in part, at a premium. Net proceeds from the issuance of the Senior Notes totaled approximately $387 million and was used to repay in full the $326.5 million principal amount of the Partnership's First Mortgage Notes, together with a redemption premium of approximately $70.1 million. The Partnership will record an extraordinary charge during the first quarter of 1998 of approximately $73.5 million, which represents the redemption premium of approximately $70.1 million and unamortized debt issue costs related to the First Mortgage Notes of approximately $3.4 million.

         The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes will be paid semiannually in arrears on January 15 and July 15 of each year, commencing July 15, 1998. The Senior Notes are unsecured obligations of the Operating Partnership and will rank on a parity with all other unsecured and unsubordinated indebtedness of the Operating Partnership. The indenture governing the Senior Notes contain covenants, including, but not limited to, covenants limiting (i) the creation of liens securing indebtedness and (ii)

                              TEPPCO PARTNERS, L.P.

sale and leaseback transactions. However, the indenture does not limit the Partnership's ability to incur additional indebtedness.

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

NOTE 9. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion or as required by the terms of the Notes. Generally, distributions are made 98% to the Unitholders pro rata and 2% to the general partner until there has been distributed with respect to each Unit an amount equal to the Minimum Quarterly Distribution ($0.55 per Unit) for each quarter. The Company receives incremental incentive distributions of 15%, 25% and 50% on quarterly distributions of Available Cash that exceed, $0.55, $0.65 and $0.90 per Unit, respectively. During 1997, 1996 and 1995, incentive distributions paid to the Company totaled $3.2 million, $2.3 million and $1.1 million, respectively.

         For the year ended December 31, 1997, cash distributions totaled $49.0 million, resulting from cash distributions of $0.75 per Unit in February and May, and $0.80 per Unit in August and November. On February 6, 1998, the Partnership paid the fourth quarter 1997 distribution of $0.85 per Unit. The distribution increases in August 1997 and February 1998 reflect the Partnership's success in improving income and cash flow levels.

         For the year ended December 31, 1996, cash distributions totaled $45.2 million, resulting from cash distributions of $0.70 per Unit in February and May, and $0.75 per Unit in August and November. During 1995, the Partnership paid cash distributions of $40.3 million, resulting from quarterly distributions of $0.65 per Unit in February, May and August, and $0.70 per Unit in November.

NOTE 10. UNIT OPTION PLAN

         During 1994, the Company adopted the Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan ("1994 LTIP"). The 1994 LTIP provides key employees with an incentive award whereby a participant is granted an option to purchase Units together with a stipulated number of Performance Units. Under the provisions of the 1994 LTIP, no more than one million options and two million Performance Units may be granted. Each Performance Unit creates a credit to a participant's Performance Unit account when earnings exceed a threshold, which was $2.00, $2.50 and $3.75 per Limited Partner Unit for the awards granted in 1994, 1995 and 1997, respectively. Performance Units grants were 40,000, 35,000 and 5,500 Performance Units during 1994, 1995 and 1997, respectively. No Performance Units were granted during 1996. When earnings for a calendar year (exclusive of certain special items) exceed the threshold, the excess amount is credited to the participant's Performance Unit account. The balance in the account may be used to exercise Unit options granted in connection with the Performance Units or may be withdrawn two years after the underlying options expire, usually 10 years from the date of grant. Under the agreement for such Unit options, the options become exercisable in equal installments over periods of one, two, and three years from the date of the grant. Options may also be exercised by

                              TEPPCO PARTNERS, L.P.

normal means once vesting requirements are met. A summary of Unit options granted under the terms of the 1994 LTIP is presented below:

                                                                                              WEIGHTED
                                                                                               AVERAGE
                                                                                  UNITS     EXERCISE PRICE
                                                                               -----------  ---------------
Outstanding at December 31, 1994 ....................................               20,000    $28.6875
    Granted .........................................................               35,000    $27.6250
    Exercised .......................................................               (1,561)   $28.6875
                                                                               -----------
Outstanding at December 31, 1995 ....................................               53,439    $27.9916
    Granted .........................................................                   --          --
    Exercised .......................................................               (6,790)   $28.2026
                                                                               -----------
Outstanding at December 31, 1996 ....................................               46,649    $27.9609
    Granted .........................................................                5,550    $43.3125
    Exercised .......................................................               (5,935)   $28.0670
                                                                               -----------
Outstanding at December 31, 1997 ....................................               46,264    $29.7889
                                                                               ===========

Exercisable at December 31, 1995 ....................................                5,105    $28.6875
Exercisable at December 31, 1996 ....................................               16,647    $28.1407
Exercisable at December 31, 1997 ....................................               29,049    $28.0741

         As discussed in Note 2, in October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation," which allows a company to adopt a fair value based method of accounting for its stock-based compensation plans. The Partnership has elected to retain the intrinsic value method of APB No. 25 for recognizing stock-based expense. The exercise price of all options awarded under the 1994 LTIP equaled the market price of the Partnership's Units on the date of grant. Accordingly, no compensation was recognized at the date of grant. Had compensation expense been determined consistent with SFAS 123, compensation expense for the awards granted in 1995 and 1997 would have totaled $29,875 during 1995, $31,158 during 1996 and $37,138 during 1997. Under the provisions of SFAS 123, the proforma disclosures above include only the effects of Unit options granted by the Partnership subsequent to December 31, 1994. During this initial phase-in period, the disclosures as required by SFAS 123 are not representative of the effects on reported net income for future years as options vest over several years and additional awards may be granted in subsequent years.

         For purposes of determining compensation costs using the provisions of SFAS 123, the fair value of 1995 and 1997 option grants were determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were: risk-free interest rate based on 5-year Treasury strips - 7.8% and 6.3% for 1995 and 1997, respectively; dividend yield - 8.4% and 7.2% for 1995 and 1997, respectively; Unit price volatility - 18% for 1995 and 1997; expected option lives - five years for 1995 and 1997.

NOTE 11. LEASES

         The Partnership utilizes leased assets in several areas of its operations. Total rental expense during 1997, 1996 and 1995 was $3.9 million, $2.5 million and $2.6 million, respectively. The minimum rental payments under the Partnership's various operating leases for the years 1998 through 2002 are $4.1 million, $3.8 million, $3.6 million, $3.2 million and $1.8 million, respectively. Thereafter, payments aggregate $8.2 million through 2007.

         In May 1997, the Partnership completed construction to connect the pipeline system to Colonial Pipeline Company's ("Colonial") pipeline at Beaumont, Texas. The Partnership has entered into a 10-year capacity lease with Colonial, whereby the Partnership has guaranteed a minimum monthly through-put rate for the new connection. The minimum lease payments related to this agreement are included in the amounts disclosed above.

                              TEPPCO PARTNERS, L.P.

NOTE 12. EMPLOYEE BENEFITS

PENSION BENEFITS

         The Company's employees are included with other affiliates of PanEnergy in a noncontributory, trustee-administered pension plan. The plan provides pension benefits to officers and employees of PanEnergy and its subsidiaries. These benefits are generally based on the employee's years of service and highest average earnings during a specific period. PanEnergy's policy is to fund amounts as necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members. The Partnership reimburses the Company for pension expense on a monthly basis. The significant assumptions affecting pension expense include: (i) a discount rate of 7.5% for all periods; (ii) rates of increase in compensation levels of 5% for all periods; and (iii) expected long-term rates of return on plan assets of 9.5% for all periods. The components of net pension benefit costs for the years ended December 31, 1997, 1996 and 1995 were as follows (in thousands):

                                                1997         1996         1995
                                              -------      -------      -------
Service cost ............................     $ 1,509      $ 1,414      $ 1,108
Interest cost ...........................       2,359        2,157        1,881
Expected return on plan assets ..........      (1,773)      (1,641)      (1,429)
Amortization of transition asset ........         (33)         (39)         (39)
                                              -------      -------      -------
Net pension benefits costs ..............     $ 2,062      $ 1,891      $ 1,521
                                              =======      =======      =======

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company's employees are included with other affiliates of PanEnergy in contributory and noncontributory, trustee-administered plans that provide certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company and have attained 10 years of specified service. The Partnership reimburses the Company for postretirement benefits cost on a monthly basis. The components of net postretirement benefits cost for the years ended December 31, 1997, 1996 and 1995 were as follows (in thousands):

                                                  1997        1996        1995
                                                -------       -----       -----
Service cost .............................      $   350       $ 240       $ 169
Interest cost ............................          703         506         476
Expected return on plan assets ...........         (172)       (126)        (74)
Amortization of transition obligation ....          274         205         201
                                                -------       -----       -----
Net postretirement benefits costs  .......      $ 1,155       $ 825       $ 772
                                                =======       =====       =====

         The transition obligation resulted from the implementation of accrual accounting for such benefits and is being amortized over approximately 20 years, commencing in 1993. The weighted average discount rate used in determining the transition obligation was 7.5%. The assumed health care cost trend rate for medical costs is 6.5% for 1997. The health care cost trend rate is expected to decrease, with a 5.5% ultimate trend rate expected to be achieved by 1999. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase in the assumed health care cost trend rates in each future year would increase the transition obligation for the medical plan by $492,000 as of December 31, 1997, and the annual aggregate of the service and interest cost components of net postretirement benefits cost by $33,000.

                              TEPPCO PARTNERS, L.P.

POSTEMPLOYMENT BENEFITS

         The Partnership accrues expense for certain benefits provided to former or inactive employees after employment but before retirement. During 1997, 1996 and 1995, the Partnership recorded $0.5 million, $0.2 million and $0.1 million, respectively, of expense for such benefits.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. As part of the Agreed Order, the Partnership has completed the remedial investigation sampling for groundwater contamination. In November 1997, IDEM approved the final remedial investigation report for the Seymour terminal. The Partnership is currently negotiating with IDEM the clean-up levels to be attained at the Seymour terminal. The Partnership estimates that the costs of the remediation program to be proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $1.7 million at December 31, 1997). In the opinion of the Company, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         In a June 1995 decision, the FERC disallowed the inclusion of imputed income taxes in the cost-of-service tariff filing of Lakehead Pipeline Company, Limited Partnership ("Lakehead"), an unrelated oil pipeline limited partnership. The FERC's decision held that Lakehead was entitled to include an income tax allowance in its cost-of-service for income attributable to corporate partners but not on income attributable to individual partners. In 1996, Lakehead reached an agreement with its shippers on all contested rates and has withdrawn its appeal of the June 1995 decision. In another FERC proceeding, SFPP, L.P., the Administrative Law Judge in the Initial Decision Concerning Rates, Terms and Conditions of Service, and Other Matters, followed the Commission's decision in Lakehead and held that SFPP may claim an income tax allowance with respect to income attributable to SFPP, Inc.'s general partnership interest and income attributable to corporations holding publicly traded limited partnership interests, but not for income attributable to non-corporate limited partners, both individuals and other entities. The decision also disallowed the income tax allowance attributable to SFPP, Inc.'s limited partnership interest under facts peculiar to the way SFPP held its limited partnership interests. Neither the FERC's decision in Lakehead nor the Administrative Law Judge's initial decision in SFPP, L.P. affects the Partnership's current rates and rate structure because the Partnership uses the index methodology to support its rates and intends to continue to do so. However, the Lakehead and SFPP precedents might become relevant to the Partnership should it (i) elect in the future to use the cost-of-service methodology or (ii) be required to use such methodology to defend its indexed

                              TEPPCO PARTNERS, L.P.

rates against a shipper protest alleging that an indexed rate increase substantially exceeds actual cost increases. Should such circumstances arise, there can be no assurance with respect to the effect of such precedents on the Partnership's rates in view of the uncertainties involved in this issue.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At December 31, 1997, the Partnership had approximately 14.2 million barrels of products in its custody and at third party storage facilities owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

         At December 31, 1997, the Pipeline System had approximately 165 customers. Transportation revenues (and percentage of total revenues) attributable to the top 10 shippers were $85 million (38%), $81 million (38%), and $77 million (38%) for the years ended December 31, 1997, 1996 and 1995, respectively. During 1997, 1996 and 1995, no single customer accounted for greater than 10% of total revenues. Loss of a business relationship with a significant customer could have an adverse affect on the consolidated financial position, results of operations and liquidity of the Partnership.

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000 issue." Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership expects to incur internal staff costs as well as consulting and other expenses related to testing and conversion of these assets. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Company estimates that the amounts required to be expensed during 1998 and 1999 will range between approximately $4.0 million and $6.0 million. The amount expensed in 1997 was immaterial. Testing and conversion is expected to be completed by mid-year 1999. The Partnership has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Partnership is vulnerable to those third parties' failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies, on which the Partnership's systems rely, will be timely converted by another company, or a conversion that is incompatible with the Partnership's systems, would not have a material adverse effect on the Partnership.

NOTE 14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                     FIRST        SECOND       THIRD        FOURTH
                                                    QUARTER      QUARTER      QUARTER      QUARTER
                                                    --------     --------     --------     --------
                                                        (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
1997
----
Operating revenues ............................     $ 55,425     $ 52,649     $ 53,305     $ 60,714
Operating income ..............................       24,945       20,516       19,437       26,652
Net income ....................................       17,795       13,125       11,444       18,936
Basic net income per Limited Partner Unit .....     $   1.14     $   0.85     $   0.71     $   1.20
Diluted net income per Limited Partner Unit ...     $   1.14     $   0.84     $   0.71     $   1.20

1996
----
Operating revenues ............................     $ 58,849     $ 48,946     $ 49,528     $ 58,702
Operating income ..............................       27,536       17,497       17,449       24,952
Net income ....................................       20,126       10,304       10,392       17,826
Basic net income per Limited Partner Unit .....     $   1.32     $   0.67     $   0.65     $   1.15
Diluted net income per Limited Partner Unit ...     $   1.32     $   0.67     $   0.65     $   1.15

                              INDEX TO EXHIBITS

            EXHIBIT
            NUMBER                         DESCRIPTION
            ------                         -----------
              3.1    Certificate of Limited Partnership of the Partnership
                     (Filed as Exhibit 3.2 to the Partnership's Registration
                     Statement (Commission File No. 33-32203) and incorporated
                     herein by reference).

              4.1    Form of Certificate representing Units (Filed as Exhibit
                     4.1 to the Partnership's Registration Statement (Commission
                     File No. 33-32203) and incorporated herein by reference).

              4.2 Agreement of Limited Partnership of TEPPCO Partners, L.P., dated March 7, 1990 (Filed as Exhibit 4(a) to Form 10-Q of
                     TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1990 and incorporated herein by reference).

              4.3    Note Agreement, 9.60% Series A and 10.20% Series B First
                     Mortgage Notes, dated February 28, 1990 (Filed as Exhibit
                     4(b) to Form 10-Q of TEPPCO Partners, L.P. (Commission File
                     No. 1-10403) for the quarter ended March 31, 1990 and incorporated herein by reference).

              4.4    Amendment to Note Agreement, dated June 1, 1994, 9.60%
                     Series A and 10.20% Series B First Mortgage Notes (Filed as
                     Exhibit 4 to Form 10-Q of TEPPCO Partners, L.P. (Commission
                     File No. 1-10403) for the quarter ended June 30, 1994 and incorporated herein by reference).

              4.5    Amendment to Note Agreement, dated February 24, 1995, 9.60%
                     Series A and 10.20% Series B First Mortgage Notes (Filed as
                     Exhibit 4.5 to Form 10-K of TEPPCO Partners, L.P.
                     (Commission File No. 1-10403) for the year ended December
                     31, 1994 and incorporated herein by reference).

              4.6    Form of Indenture between TE Products Pipeline Company,
                     Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE
                     Products Pipeline Company, Limited Partnership's
                     Registration Statement on Form S-3 (Commission File No.
                     333-38473) and incorporated herein by reference).

              10.1   Agreement of Limited Partnership of TE Products Pipeline
                     Company, Limited Partnership, dated March 7, 1990 (Filed as
                     Exhibit 28 to Form 10-Q of TEPPCO Partners, L.P.
                     (Commission File No. 1-10403) for the quarter ended March
                     31, 1990 and incorporated herein by reference).

              10.2 Assignment and Assumption Agreement, dated March 24, 1988, between Texas Eastern Transmission Corporation and the
                     Company (Filed as Exhibit 10.8 to the Partnership's
                     Registration Statement (Commission File No. 33-32203) and incorporated herein by reference).

              10.3   Texas Eastern Products Pipeline Company 1997 Employee
                     Incentive Compensation Plan executed on July 14, 1997
                     (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P.
                     (Commission File 1-10403) for the quarter ended September
                     30, 1997 and incorporated herein by reference).

              10.4   Agreement Regarding Environmental Indemnities and Certain
                     Assets (Filed as Exhibit 10.5 to the Partnership's Form
                     10-K (Commission File No. 1-10403) for the year ended
                     December 31, 1990 and incorporated herein by reference).

              10.5   Texas Eastern Products Pipeline Company Management
                     Incentive Compensation Plan executed on January 30, 1992
                     (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P.
                     (Commission File No. 1-10403) for the quarter ended March
                     31, 1992 and incorporated herein by reference).

              10.6   Texas Eastern Products Pipeline Company Long-Term Incentive
                     Compensation Plan executed on October 31, 1990 (Filed as
                     Exhibit 10.9 to the Partnership's Form 10-K (Commission
                     File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

              10.7   Form of Amendment to Texas Eastern Products Pipeline
                     Company Long-Term Incentive Compensation Plan (Filed as
                     Exhibit 10.7 to the Partnership's Form 10-K (Commission
                     File No. 1-10403) for the year ended December 31, 1995 and incorporated herein by reference).

              10.8 Employees' Savings Plan of Panhandle Eastern Corporation and Participating Affiliates (Effective January 1, 1991)
                     (Filed as Exhibit 10.10 to the Partnership's Form 10-K
                     (Commission File No. 1-10403) for the year ended December
                     31, 1990 and incorporated herein by reference).

              10.9   Retirement Income Plan of Panhandle Eastern Corporation and
                     Participating Affiliates (Effective January 1, 1991) (Filed as Exhibit 10.11 to the Partnership's Form 10-K (Commission
                     File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

              10.10  Panhandle Eastern Corporation -- Executive Benefit
                     Equalization Plan as amended November 29, 1989; effective
                     January 1, 1990 (Filed as Exhibit 10.05 to Form 10-K of
                     Panhandle (Commission File No. 1-8157) for the year ended
                     December 31, 1989 and incorporated herein by reference).

              10.11  Employment Agreement with William L. Thacker, Jr. (Filed as
                     Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P.
                     (Commission File No. 1-10403) for the quarter ended
                     September 30, 1992 and incorporated herein by reference).

              10.12  Texas Eastern Products Pipeline Company 1994 Long Term
                     Incentive Plan executed on March 8, 1994 (Filed as Exhibit
                     10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File
                     No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

              10.13  Panhandle Eastern Corporation Key Executive Deferred
                     Compensation Plan established effective January 1, 1994
                     (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners,
                     L.P.

                     (Commission File No. 1-10403) for the quarter ended March 31,
                     1994 and incorporated herein by reference).

              22.1 Subsidiaries of the Partnership (Filed as Exhibit 22.1 to the Partnership's Registration Statement (Commission File
                     No. 33-32203) and incorporated herein by reference).

              *23    Consent of KPMG Peat Marwick LLP.

              *24    Powers of Attorney.

              *27    Financial Data Schedule as of and for the year ended
                     December 31, 1997.

----------------
* Filed herewith.