Form 10-Q
period 1998-03-31
TEPPCO PARTNERS LP; TE PRODUCTS PIPELINE CO LP
filed 1998-05-11
CIK 857644, 1045548

================================================================================

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

             FOR THE QUARTER ENDED MARCH 31, 1998

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

                           COMMISSION FILE NO. 1-13603

                TE PRODUCTS PIPELINE COMPANY, LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                           76-0329620
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

         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                               -----     -----
================================================================================

                                PRELIMINARY NOTE

         TEPPCO Partners, L.P. (the "Parent Partnership") is a holding company that owns all of its assets and conducts all of its business through TE Products Pipeline Company, Limited Partnership (the "Operating Partnership"), and TEPPCO Colorado, LLC ("TEPPCO Colorado"), which is a wholly-owned subsidiary of the Operating Partnership. The Operating Partnership is owned 99% by the Parent Partnership and 1% by Texas Eastern Products Pipeline Company, which serves as general partner of the Parent Partnership and the Operating Partnership. No separate financial information for the Operating Partnership has been provided or incorporated by reference in this report because: (i) the Parent Partnership does not itself conduct any operations but rather all operations of the Parent Partnership and its subsidiaries are conducted by the Operating Partnership and its subsidiary; (ii) the Parent Partnership has no material assets other than its ownership interest in the Operating Partnership; and (iii) all of the assets and liabilities shown in the consolidated financial statements for the Parent Partnership are located at the Operating Partnership and TEPPCO Colorado. Collectively, the Parent Partnership, the Operating Partnership and TEPPCO Colorado are referred to as "the Partnership."

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TEPPCO PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1998           1997
                                                               ------------   ------------
                                                               (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..............................      $  26,796       $  43,961
  Short-term investments .................................          2,105           2,105
  Accounts receivable, trade .............................         13,263          19,826
  Inventories ............................................         22,174          21,094
  Other ..................................................          3,923           4,173
                                                                ---------       ---------
     Total current assets ................................         68,261          91,159
                                                                ---------       ---------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $176,058 and $170,063)         568,425         567,681
Investments ..............................................         10,010          10,010
Intangible assets ........................................         38,000            --
Other assets .............................................          5,695           5,059
                                                                ---------       ---------
     Total assets ........................................      $ 690,391       $ 673,909
                                                                =========       =========

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Current maturities, First Mortgage Notes ...............      $    --         $  17,000
  Accounts payable and accrued liabilities ...............          7,829           9,615
  Accounts payable, general partner ......................          3,323           3,735
  Accrued interest .......................................          4,792          10,539
  Other accrued taxes ....................................          5,325           6,246
  Other ..................................................          4,519           6,740
                                                                ---------       ---------
     Total current liabilities ...........................         25,788          53,875
                                                                ---------       ---------

First Mortgage Notes......................................           --           309,512
Senior Notes .............................................        389,699            --
Other long-term debt .....................................         38,000            --
Other liabilities and deferred credits ...................          4,905           4,462
Minority interest ........................................          2,345           3,093
Partners' capital:
  General partner's interest .............................           (771)          5,760
  Limited partners' interests ............................        230,425         297,207
                                                                ---------       ---------
     Total partners' capital .............................        229,654         302,967
                                                                ---------       ---------
     Total liabilities and partners' capital .............      $ 690,391       $ 673,909
                                                                =========       =========



          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                                                       THREE MONTHS   THREE MONTHS
                                                                           ENDED         ENDED
                                                                         MARCH 31,      MARCH 31,
                                                                           1998           1997
                                                                      -------------   -------------
Operating revenues:
  Transportation - Refined products ...............................      $ 22,462       $ 21,704
  Transportation - LPGs ...........................................        21,815         23,939
  Mont Belvieu operations .........................................         2,670          2,763
  Other -  net ....................................................         3,258          7,019
                                                                         --------       --------
     Total operating revenues .....................................        50,205         55,425
                                                                         --------       --------

Costs and expenses:
  Operating, general and administrative ...........................        15,844         15,450
  Operating fuel and power ........................................         6,190          6,788
  Depreciation and amortization ...................................         6,080          5,768
  Taxes - other than income taxes .................................         2,577          2,474
                                                                         --------       --------
     Total costs and expenses .....................................        30,691         30,480
                                                                         --------       --------

     Operating income .............................................        19,514         24,945

Interest expense ..................................................        (7,156)        (8,604)
Interest costs capitalized ........................................           284            655
Other income - net ................................................           647            981
                                                                         --------       --------
     Income before minority interest and extraordinary loss on debt
      extinguishment ..............................................        13,289         17,977
Minority interest .................................................          (134)          (182)
                                                                         --------       --------
     Income before extraordinary loss on debt extinguishment ......        13,155         17,795
Extraordinary loss on debt extinguishment, net of minority interest       (72,767)          --
                                                                         --------       --------
     Net income (loss) ............................................      $(59,612)      $ 17,795
                                                                         ========       ========

Basic and diluted income (loss) per Limited Partner Unit:

    Income before extraordinary loss on debt extinguishment .......      $   0.81       $   1.14
     Extraordinary loss on debt extinguishment ....................         (4.56)          --
                                                                         --------       --------
     Net income (loss) ............................................      $  (3.75)      $   1.14
                                                                         ========       ========


          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     THREE MONTHS  THREE MONTHS
                                                                         ENDED        ENDED
                                                                       MARCH 31,     MARCH 31,
                                                                         1998           1997
                                                                     ------------   ------------
Cash flows from operating activities:
  Net income (loss) ............................................      $ (59,612)      $  17,795
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depreciation and amortization .............................          6,080           5,768
     Extraordinary loss on early extinguishment of debt,
       net of minority interest ................................         72,767            --
     Decrease in accounts receivable, trade ....................          6,563           2,266
     Decrease (increase) in inventories ........................         (1,080)          1,303
     Decrease (increase) in other current assets ...............            250          (1,197)
     Decrease in accounts payable and accrued expenses .........        (11,087)        (13,124)
     Other .....................................................            165            (155)
                                                                      ---------       ---------
       Net cash provided by operating activities ...............         14,046          12,656
                                                                      ---------       ---------

Cash flows from investing activities:
  Proceeds from investments ....................................           --             7,970
  Insurance proceeds related to damaged asset ..................           --             1,046
  Purchase of fractionators and related intangible assets,
       net of noncash portion ..................................         (2,000)           --
  Capital expenditures .........................................         (4,949)         (8,139)
                                                                      ---------       ---------
       Net cash provided by (used in) investing activities .....         (6,949)            877
                                                                      ---------       ---------

Cash flows from financing activities:
  Principal payment, First Mortgage Notes ......................       (326,512)        (13,000)
  Prepayment premium, First Mortgage Notes .....................        (70,093)           --
  Issuance of Senior Notes .....................................        389,694            --
  Debt issuance costs, Senior Notes ............................         (3,641)           --
  Distributions ................................................        (13,710)        (11,777)
                                                                      ---------       ---------
       Net cash used in financing activities ...................        (24,262)        (24,777)
                                                                      ---------       ---------

Net decrease in cash and cash equivalents ......................        (17,165)        (11,244)

Cash and cash equivalents at beginning of period ...............         43,961          34,047
                                                                      ---------       ---------
Cash and cash equivalents at end of period .....................      $  26,796       $  22,803
                                                                      =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest) ..      $  12,525       $  16,438
                                                                      =========       =========


          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

         TEPPCO Partners, L.P. is a Delaware limited partnership which operates through TE Products Pipeline Company, Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), in which TEPPCO Partners, L.P. holds a 99% interest as the sole limited partner. TEPPCO Colorado, LLC, a Delaware limited liability company, is a wholly-owned subsidiary of the Operating Partnership. Texas Eastern Products Pipeline Company (the "Company"), an indirect wholly-owned subsidiary of Duke Energy Corporation ("Duke Energy"), owns a 1% general partner interest in both TEPPCO Partners, L.P. and the Operating Partnership, and has agreed not to voluntarily withdraw as the general partner subject to certain limited exceptions, prior to January 1, 2000. The Company's 1% general partner interest in the Operating Partnership, is accounted for as a minority interest.

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of March 31, 1998, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of results of operations for the full year 1998. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts from the prior year have been reclassified to conform to current presentation.

         Basic net income per Limited Partner Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Limited Partner Units outstanding (a total of 14,500,000 Units as of March 31, 1998). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 7. Cash Distributions). The general partner was allocated $5.3 million (8.87%) of the net loss for the three months ended March 31, 1998, and $1.2 million (6.72%) of the net income for the three months ended March 31, 1997.

         Diluted net income per Limited Partner Unit is similar to the computation of basic net income per Limited Partner Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For the quarters ended March 31, 1998 and 1997, the denominator was increased by 23,169 Units and 16,159 Units, respectively.

NOTE 2.  ACCOUNTING POLICY CHANGE

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Partnership adopted SFAS No. 130 during the first quarter of 1998 without impact on its financial condition or results of operations.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports. The Partnership will adopt this standard in 1998. As SFAS No. 131 establishes standards for reporting and display, the Partnership does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)

NOTE 3.  RELATED PARTY TRANSACTIONS

         As of March 31, 1998, TEPPCO Colorado purchased two fractionation facilities located in Weld County, Colorado, from Duke Energy Field Services, Inc. ("DEFS"), a wholly-owned subsidiary of Duke Energy. TEPPCO Colorado and DEFS entered into a twenty year Fractionation Agreement, whereby TEPPCO Colorado will receive a variable fee for all fractionated volumes delivered to DEFS. The purchase price of these transactions was $40 million. Intangible assets include $38 million of value assigned to the Fractionation Agreement, which will be amortized on a straight-line method over the term of the Fractionation Agreement. The remaining purchase price of $2.0 million was allocated to the fractionator facilities purchased. TEPPCO Colorado and DEFS also entered into a Operations and Management Agreement, whereby DEFS will operate and maintain the fractionation facilities. TEPPCO Colorado will pay DEFS a set volumetric rate for all fractionated volumes delivered to DEFS. As the transactions occurred as of March 31, 1998, no effect of these transactions was included in the Partnership's consolidated statements of income for the quarter ended March 31, 1998.

NOTE 4.  INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of it cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash equivalents. At March 31, 1998, short-term investments included $2.1 million of investment-grade corporate notes, which mature within one year. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at March 31, 1998.

LONG-TERM INVESTMENTS

         At March 31, 1998, the Partnership had $10.0 million invested in investment-grade corporate notes, which have varying maturities from 1999 through 2002. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at March 31, 1998.

NOTE 5.  INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                                         MARCH 31,  DECEMBER 31,
                                                           1998        1997
                                                        ----------  ----------
Gasolines ..........................................     $  6,103    $  3,779
Propane ............................................        5,650       6,872
Butanes ............................................        3,602       3,152
Fuel oils ..........................................          565          82
Other products .....................................        2,740       3,099
Materials and supplies .............................        3,514       4,110
                                                         --------    --------
          Total ....................................     $ 22,174    $ 21,094
                                                         ========    ========



         The costs of inventories were lower than market at March 31, 1998, and December 31, 1997.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


NOTE 6.  LONG TERM DEBT

SENIOR NOTES

         On January 27, 1998, the Operating Partnership completed the issuance of $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028 may be redeemed at any time after January 15, 2008, at the option of the Operating Partnership, in whole or in part, at a premium. Net proceeds from the issuance of the Senior Notes totaled approximately $386 million and was used to repay in full the $61.0 million principal amount of the 9.60% Series A First Mortgage Notes, due 2000, and the $265.5 million principal amount 10.20% Series B First Mortgage Notes, due 2010. The premium for the early redemption of the First Mortgage Notes totaled $70.1 million. The Partnership recorded an extraordinary charge of $73.5 million during the first quarter of 1998 (including $0.7 million allocated to minority interest), which represents the redemption premium of $70.1 million and unamortized debt issue costs related to the First Mortgage Notes of $3.4 million.

         The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, commencing July 15, 1998. The Senior Notes are unsecured obligations of the Operating Partnership and will rank on a parity with all other unsecured and unsubordinated indebtedness of the Operating Partnership. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting (i) the creation of liens securing indebtedness and (ii) sale and leaseback transactions. However, the indenture does not limit the Partnership's ability to incur additional indebtedness.

OTHER LONG TERM DEBT

         In connection with the purchase of the fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank. Proceeds from the loan were received on April 21, 1998, and therefore were not included on the consolidated statement of cash flows as of March 31, 1998. The loan bears interest at a rate of 6.53%, which is payable quarterly beginning in July 1998. The principal balance of the loan is payable in full on April 21, 2001. The Operating Partnership is guarantor on the loan. TEPPCO Colorado will pay interest to DEFS at a per annum rate of 5.75% on the amount of the total purchase price outstanding for the period from March 31, 1998 until April 21, 1998.

NOTE 7.  CASH DISTRIBUTIONS

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion.

         On February 6, 1998, the Partnership paid a cash distribution of $0.85 per Unit for the fourth quarter of 1997. Additionally, on April 17, 1998, the Partnership declared a cash distribution of $0.85 per Unit for the quarter ended March 31, 1998. The distribution was paid on May 8, 1998, to Unitholders of record on April 30, 1998.

         The Company receives incremental incentive distributions of 15%, 25% and 50% of the amount by which quarterly distributions of Available Cash exceed $0.55, $0.65 and $0.90 per Unit, respectively. During the three months ended March 31, 1998 and 1997, incentive distributions paid to the Company totaled $1.1 million and $0.7 million, respectively.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. The Partnership is currently negotiating with IDEM the clean-up levels to be attained at the Seymour terminal. The Partnership estimates that the costs of the remediation program to be proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $1.7 million at March 31, 1998). In the opinion of the Company, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At March 31, 1998, the Partnership had approximately 12.2 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Partnership's operations consist primarily of the transportation, storage and terminaling of petroleum products. Operations are somewhat seasonal with higher revenues generally realized during the first and fourth quarters of each year. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.

         The Partnership's revenues are derived primarily from the transportation of refined products and LPGs, the storage and short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas, complex, sale of product inventory and other ancillary services. Labor and electric power costs comprise the two largest operating expense items of the Partnership. Effective March 31, 1998, the Partnership's operations included the fractionation of natural gas liquids (see Note 3 in Item 1. Related Party Transactions).

         The following information is provided to facilitate increased understanding of the 1998 and 1997 interim consolidated financial statements and accompanying notes presented in Item 1. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial position. Discussion included in "Other Matters" addresses key trends, future plans and contingencies. Throughout these discussions, management addresses items that are reasonably likely to materially affect future liquidity or earnings.

RESULTS OF OPERATIONS

         For the quarter ended March 31, 1998, the Partnership reported a net loss of $59.6 million. The net loss included an extraordinary loss for early extinguishment of debt of $72.8 million, net of $0.7 million allocated to minority interest. Excluding the extraordinary loss, net income would have been $13.2 million for the first quarter of 1998, compared with net income of $17.8 million for the first quarter of 1997. The $4.6 million decrease in income before loss on debt extinguishment resulted primarily from a $5.2 million decrease in operating revenues, a $0.2 million increase in costs and expenses, a $0.4 million decrease in interest capitalized and a $0.3 million decrease in other income - net. These variances were partially offset by a $1.4 million decrease in interest expense. See discussion below of factors affecting net income for the comparative periods.

         See volume and average tariff information below:


                                                               QUARTER ENDED
                                                                  MARCH 31,               PERCENTAGE
                                                        -----------------------------      INCREASE
                                                            1998             1997         (DECREASE)
                                                        ------------     ------------     -----------
VOLUMES DELIVERED
(in thousands of barrels)
      Refined products                                        24,511            25,205             (3%)
      LPGs                                                    10,151            12,064            (16%)
      Mont Belvieu operations                                  5,944             6,188             (4%)
                                                         -----------        ----------      ---------
          Total                                               40,606            43,457             (7%)
                                                         ===========        ==========      =========

AVERAGE TARIFF PER BARREL
      Refined products                                   $      0.92        $     0.86              7%
      LPGs                                                      2.15              1.98              9%
      Mont Belvieu operations                                   0.16              0.16             --
          Average system tariff per barrel               $      1.11        $     1.07              4%
                                                         ===========        ==========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (CONTINUED)

         Refined products transportation revenues increased $0.8 million for the quarter ended March 31, 1998, compared with the prior-year quarter, as a result of a 7% increase in the refined products average tariff per barrel, partially offset by a 3% decrease in volumes delivered. The increase in the refined products average tariff per barrel resulted primarily from new tariff structures for volumes transported on the expanded portion between Shreveport, Louisiana, and El Dorado, Arkansas, which was placed in service on March 31, 1997, higher tariff rates on barrels originating from the pipeline connection with Colonial Pipeline Company's ("Colonial") pipeline at Beaumont, Texas and tariff rate increases on selective refined products tariffs, averaging 1.7%, effective July 1, 1997. The 3% decrease in volumes delivered resulted primarily from unfavorable Midwest price differentials for motor fuel, distillate and natural gasoline. Additionally, short-haul barge deliveries of methyl tertiary butyl ether ("MTBE") at the Partnership's marine terminal near Beaumont, Texas, decreased from the prior year. These decreases were partially offset by increased deliveries of motor fuel and distillate as a result of increased marketing at a third party delivery facility at West Memphis, Arkansas.

         LPGs transportation revenues decreased $2.1 million for the quarter ended March 31, 1998, compared with the first quarter of 1997, due to a 16% decrease in volumes delivered, partially offset by a 9% increase in the LPGs average system tariff per barrel. Propane deliveries in the Midwest and Northeast market areas decreased 1.3 million barrels, or 15%, which corresponds closely to the 14% decrease in degree days in these market areas during the first quarter. Short-haul propane deliveries decreased 1.3 million barrels, or 70%, as a result of operational constraints at a petrochemical facility on the upper Texas Gulf Coast served by the Partnership. Butane deliveries increased
0.7 million barrels, or 45%, due to favorable Midwest price differentials and the resumption of operations during the second quarter of 1997 at a Northeast area refinery served by the Partnership. The 9% increase in the LPGs average tariff per barrel resulted from the increase in the long-haul butane deliveries and the decrease in the short-haul propane deliveries.

         Other operating revenues decreased $3.8 million during the quarter ended March 31, 1998, as compared to the same period in 1997, due primarily to decreased product inventory volumes sold, unfavorable product location exchange differentials incurred to position system inventory, and lower refined products terminaling revenues.

         Costs and expenses increased $0.2 million for the quarter ended March 31, 1998, compared with the first quarter of 1997, due primarily to a $0.4 million increase in operating, general and administrative expenses and a $0.3 million increase in depreciation and amortization expense, partially offset by a $0.6 million volume-related decrease in operating fuel and power expense. The increase in other operating, general and administrative expenses was primarily attributable to increased expense related to the capacity lease with Colonial, which commenced in May 1997. Depreciation and amortization expense increased as a result of the completion of capital projects subsequent to the first quarter of 1997.

         Interest expense decreased $1.4 million during the first quarter of 1998, compared with the first quarter of 1997, due to the $13.0 million principal payment on the First Mortgage Notes in March 1997, and the payment on January 27, 1998 of the remaining $326.5 million principal balance of the First Mortgage Notes, partially offset by interest expense on the Senior Notes from January 27, 1998 to March 31, 1998. Capitalized interest decreased $0.4 million from the prior year first quarter as a result of lower construction balances related to capital projects.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the quarter ended March 31, 1998, totaled $14.0 million, comprised of $19.2 million of income before extraordinary loss on early extinguishment of debt and charges for depreciation and amortization, partially offset by $5.2 million used for working capital changes. This compares with cash flows from operations of $12.7 million for the first quarter of 1997, which was comprised of $23.6 million of income before charges for depreciation and amortization, partially offset by $10.9 million from working capital changes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY - (CONTINUED)

The decrease in cash used for working capital changes during the first quarter of 1998, as compared with the first quarter of 1997, resulted primarily from lower interest payments during 1998 and increased collection of accounts receivable balances. Net cash from operations for the quarter ended March 31, 1998 included interest payments related to the First Mortgage Notes of $12.8 million paid on January 27, 1998 in connection with repayment of the outstanding balance of the First Mortgage Notes. Net cash from operations for the quarter ended March 31, 1997 included interest payments related to the First Mortgage Notes of $17.1 million paid in March 1997.

         Cash flows used in investing activities during the first quarter of 1998 included $4.9 million of capital expenditures and $2.0 million as the initial cash payment of the purchase price of the fractionation assets and related intangible assets. Cash flows provided by investing activities during the first quarter of 1997 resulted from $8.0 million of matured investments and $1.0 million of insurance proceeds related to the replacement value of a 20-inch diameter auxiliary pipeline at the Red River in central Louisiana, which was damaged in 1994 and subsequently removed from service, partially offset by $8.1 million of capital expenditures. Capital expenditures are expected to total approximately $23 million for the full year of 1998. The Partnership revises capital spending periodically in response to changes in cash flows and operations. Interest income earned on all investments is included in cash from operations.

         On January 27, 1998, the Operating Partnership completed the issuance of $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028 may be redeemed at any time after January 15, 2008, at the option of the Operating Partnership, in whole or in part, at a premium. Net proceeds from the issuance of the Senior Notes totaled approximately $386 million and was used to repay in full the $61.0 million principal amount of the 9.60% Series A First Mortgage Notes, due 2000, and the $265.5 million principal amount of the 10.20% Series B First Mortgage Notes, due 2010. The premium for the early redemption of the First Mortgage Notes totaled $70.1 million. The repayment of the First Mortgage Notes and the issuance of the Senior Notes reduced the level of cash required for debt service until 2008. The Partnership recorded an extraordinary charge of $73.5 million during the first quarter of 1998 (including $0.7 million allocated to minority interest), which represents the redemption premium of $70.1 million and unamortized debt issue costs related to the First Mortgage Notes of $3.4 million.

         The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, commencing July 15, 1998. The Senior Notes are unsecured obligations of the Operating Partnership and will rank on a parity with all other unsecured and unsubordinated indebtedness of the Operating Partnership. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting (i) the creation of liens securing indebtedness and (ii) sale and leaseback transactions. However, the indenture does not limit the Partnership's ability to incur additional indebtedness.

         In connection with the purchase of the fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank. Proceeds from the loan were received on April 21, 1998, and therefore were not included on the consolidated statement of cash flows as of March 31, 1998. The loan bears interest at a rate of 6.53%, which is payable quarterly beginning in July 1998. The principal balance of the loan is payable in full on April 21, 2001. The Operating Partnership is guarantor on the loan. TEPPCO Colorado will pay interest to DEFS at a per annum rate of 5.75% on the amount of the total purchase price outstanding for the period from March 31, 1998 until April 21, 1998.

         The Partnership paid the fourth quarter 1997 cash distribution of $13.7 million ($0.85 per Limited Partner Unit) on February 6, 1998. Additionally, on April 17, 1998, the Partnership declared a cash distribution of $0.85

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY - (CONTINUED)

per Limited Partner Unit for the three months ended March 31, 1998. The distribution was paid on May 8, 1998 to Unitholders of record on April 30, 1998.

OTHER MATTERS

         The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes the operations of the Pipeline System are in material compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Pipeline System, could result in substantial costs and liabilities to the Partnership. The Partnership does not anticipate that changes in environmental laws and regulations will have a material adverse effect on it financial position, operations or cash flows in the near term.

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. The Partnership is currently negotiating with IDEM the clean-up levels to be attained at the Seymour terminal. The Partnership estimates that the costs of the remediation program to be proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $1.7 million at March 31, 1998). In the opinion of the Company, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

OTHER MATTERS - (CONTINUED)

conform with the Partnership's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Partnership, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Partnership. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that actual results or developments anticipated by the Partnership will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Partnership or its business or operations. For additional discussion of such risks and uncertainties, see TEPPCO Partners, L.P.'s 1997 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits:

                  Exhibit
                  Number                    Description

                   3.1 Certificate of Limited Partnership of the Partnership (Filed as Exhibit 3.2 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                   3.2*     Certificate of Formation of TEPPCO Colorado, LLC.

                   4.1      Form of Certificate representing Units (Filed as
                            Exhibit 4.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                   4.2 Agreement of Limited Partnership of TEPPCO Partners, L.P., dated March 7, 1990 (Filed as Exhibit 4(a) to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1990 and incorporated herein by reference).

                   4.3 Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership's Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

                   10.1 Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, dated March 7, 1990 (Filed as Exhibit 28 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1990 and incorporated herein by reference).

                   10.2 Assignment and Assumption Agreement, dated March 24, 1988, between Texas Eastern Transmission Corporation and the Company (Filed as Exhibit 10.8 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                   10.3 Texas Eastern Products Pipeline Company 1997 Employee Incentive Compensation Plan executed on July 14, 1997 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1997 and incorporated herein by reference).

                   10.4 Agreement Regarding Environmental Indemnities and Certain Assets (Filed as Exhibit 10.5 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                   10.5 Texas Eastern Products Pipeline Company Management Incentive Compensation Plan executed on January 30, 1992 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).

                   10.6 Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan executed on October 31, 1990 (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                   10.7 Form of Amendment to Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1995 and incorporated herein by reference).

                   10.8 Employees' Savings Plan of Panhandle Eastern Corporation and Participating Affiliates (Effective January 1, 1991) (Filed as Exhibit 10.10 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                   10.9 Retirement Income Plan of Panhandle Eastern Corporation and Participating Affiliates (Effective January 1, 1991) (Filed as Exhibit 10.11 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                   10.10 Panhandle Eastern Corporation -- Executive Benefit Equalization Plan as amended November 29, 1989; effective January 1, 1990 (Filed as Exhibit 10.05 to Form 10-K of Panhandle Eastern Corporation (Commission File No. 1-8157) for the year ended December 31, 1989 and incorporated herein by reference).

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

                   10.14* Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998.

                   10.15* Credit Agreement between TEPPCO Colorado, LLC, SunTrust Bank, Atlanta, and Certain Lenders, dated April 21, 1998.

                   22.1     Subsidiaries of the Partnership (Filed as Exhibit
                            22.1 to the Registration Statement of TEPPCO
                            Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                   27* Financial Data Schedules as of and for the three months ended March 31, 1998.

                   ---------------------
                    *  Filed herewith.

         (b)  Reports on Form 8-K filed during the quarter ended March 31, 1998:

              TEPPCO Partners, L.P. filed a report on Form 8-K on January 16, 1998 under Item 5, Other Events.

Items 1, 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                               TEPPCO Partners, L.P.
                               (Registrant)

                               By: Texas Eastern Products Pipeline Company, General Partner



                                             CHARLES H. LEONARD
                               --------------------------------------------
                                             Charles H. Leonard
                               Senior Vice President, Chief Financial Officer
                                               and Treasurer


                               TE Products Pipeline Company, Limited Partnership (Registrant)

                               By: Texas Eastern Products Pipeline Company, General Partner


                                             CHARLES H. LEONARD
                               --------------------------------------------
                                             Charles H. Leonard
                               Senior Vice President, Chief Financial Officer
                                               and Treasurer




Date:  May 11, 1998

                               INDEX TO EXHIBITS


                  Exhibit
                  Number                    Description

                   3.1 Certificate of Limited Partnership of the Partnership (Filed as Exhibit 3.2 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                   3.2*     Certificate of Formation of TEPPCO Colorado, LLC.

                   4.1      Form of Certificate representing Units (Filed as
                            Exhibit 4.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                   4.2 Agreement of Limited Partnership of TEPPCO Partners, L.P., dated March 7, 1990 (Filed as Exhibit 4(a) to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1990 and incorporated herein by reference).

                   4.3 Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership's Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

                   10.1 Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, dated March 7, 1990 (Filed as Exhibit 28 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1990 and incorporated herein by reference).

                   10.2 Assignment and Assumption Agreement, dated March 24, 1988, between Texas Eastern Transmission Corporation and the Company (Filed as Exhibit 10.8 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                   10.3 Texas Eastern Products Pipeline Company 1997 Employee Incentive Compensation Plan executed on July 14, 1997 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1997 and incorporated herein by reference).

                   10.4 Agreement Regarding Environmental Indemnities and Certain Assets (Filed as Exhibit 10.5 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                   10.5 Texas Eastern Products Pipeline Company Management Incentive Compensation Plan executed on January 30, 1992 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).

                   10.6 Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan executed on October 31, 1990 (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                   10.7 Form of Amendment to Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1995 and incorporated herein by reference).

                   10.8 Employees' Savings Plan of Panhandle Eastern Corporation and Participating Affiliates (Effective January 1, 1991) (Filed as Exhibit 10.10 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                   10.9 Retirement Income Plan of Panhandle Eastern Corporation and Participating Affiliates (Effective January 1, 1991) (Filed as Exhibit 10.11 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                   10.10 Panhandle Eastern Corporation -- Executive Benefit Equalization Plan as amended November 29, 1989; effective January 1, 1990 (Filed as Exhibit 10.05 to Form 10-K of Panhandle Eastern Corporation (Commission File No. 1-8157) for the year ended December 31, 1989 and incorporated herein by reference).

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

                   10.14* Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998.

                   10.15* Credit Agreement between TEPPCO Colorado, LLC, SunTrust Bank, Atlanta, and Certain Lenders, dated April 21, 1998.

                   22.1     Subsidiaries of the Partnership (Filed as Exhibit
                            22.1 to the Registration Statement of TEPPCO
                            Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                   27* Financial Data Schedules as of and for the three months ended March 31, 1998.

                   ---------------------
                    *  Filed herewith.