Form 10-Q
period 1998-06-30
TEPPCO PARTNERS LP; TE PRODUCTS PIPELINE CO LP
filed 1998-08-07
CIK 857644, 1045548

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

             FOR THE QUARTER ENDED JUNE 30, 1998

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

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                              TEPPCO PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     JUNE 30,       DECEMBER 31,
                                                                       1998             1997
                                                                  -------------     ------------
                                                                   (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................... $      39,755     $     43,961
  Short-term investments ........................................           840            2,105
  Accounts receivable, trade ....................................        13,833           19,826
  Inventories ...................................................        22,146           21,094
  Other .........................................................         3,189            4,173
                                                                  -------------     ------------
     Total current assets .......................................        79,763           91,159
                                                                  -------------     ------------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $181,536 and $170,063) .......       566,702          567,681
Investments .....................................................         9,171           10,010
Intangible assets ...............................................        37,844               --
Other assets ....................................................         5,366            5,059
                                                                  -------------     ------------
     Total assets ............................................... $     698,846     $    673,909
                                                                  =============     ============

                        LIABILITIES AND PARTNERS' CAPITAL


Current liabilities:
  Current maturities, First Mortgage Notes ...................... $          --     $     17,000
  Accounts payable and accrued liabilities ......................         8,032            9,615
  Accounts payable, general partner .............................         3,615            3,735
  Accrued interest ..............................................        12,119           10,539
  Other accrued taxes ...........................................         6,320            6,246
  Other .........................................................         5,915            6,740
                                                                  -------------     ------------
     Total current liabilities ..................................        36,001           53,875
                                                                  -------------     ------------
First Mortgage Notes ............................................            --          309,512
Senior Notes ....................................................       389,707               --
Other long-term debt ............................................        38,000               --
Other liabilities and deferred credits ..........................         4,174            4,462
Minority interest ...............................................         2,335            3,093
 Partners' capital:
  General partner's interest ....................................          (865)           5,760
  Limited partners' interests ...................................       229,494          297,207
                                                                  -------------     ------------
     Total partners' capital ....................................       228,629          302,967
                                                                  -------------     ------------
     Total liabilities and partners' capital .................... $     698,846     $    673,909
                                                                  =============     ============

          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                                    THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                        ENDED           ENDED            ENDED            ENDED
                                                       JUNE 30,        JUNE 30,         JUNE 30,        JUNE 30,
                                                        1998            1997              1998            1997
                                                    ------------     ------------     ------------     ------------
Operating revenues:
  Transportation - Refined products .............   $     32,755     $     30,957     $     55,217     $     52,661
  Transportation - LPGs .........................          9,762           13,805           31,577           37,744
  Mont Belvieu operations .......................          2,418            2,857            5,088            5,620
  Other .........................................          6,625            5,030            9,883           12,049
                                                    ------------     ------------     ------------     ------------
     Total operating revenues ...................         51,560           52,649          101,765          108,074
                                                    ------------     ------------     ------------     ------------
Costs and expenses:
  Operating, general and administrative .........         16,972           16,440           32,816           31,890
  Operating fuel and power ......................          6,575            7,342           12,765           14,130
  Depreciation and amortization .................          6,625            5,933           12,705           11,701
  Taxes - other than income taxes ...............          2,459            2,418            5,036            4,892
                                                    ------------     ------------     ------------     ------------
     Total costs and expenses ...................         32,631           32,133           63,322           62,613
                                                    ------------     ------------     ------------     ------------

     Operating income ...........................         18,929           20,516           38,443           45,461

Interest expense ................................         (7,521)          (8,367)         (14,677)         (16,971)
Interest capitalized ............................            233              317              517              972
Other income - net ..............................          1,033              793            1,680            1,774
                                                    ------------     ------------     ------------     ------------
     Income before minority interest and
      extraordinary loss on debt extinguishment .         12,674           13,259           25,963           31,236
Minority interest ...............................           (128)            (134)            (262)            (316)
                                                    ------------     ------------     ------------     ------------
      Income before extraordinary loss
        on debt extinguishment ..................         12,546           13,125           25,701           30,920
                                                    ------------     ------------     ------------     ------------
Extraordinary loss on debt extinguishment,
  net of minority interest ......................             --               --          (72,767)              --
                                                    ------------     ------------     ------------     ------------
     Net income (loss) ..........................   $     12,546     $     13,125     $    (47,066)    $     30,920
                                                    ============     ============     ============     ============
Basic income (loss) per Limited Partner Unit:*
     Income before extraordinary loss ...........   $       0.39     $       0.42     $       0.80     $       0.99
     Extraordinary loss .........................             --               --            (2.28)              --
                                                    ------------     ------------     ------------     ------------
     Net income (loss) ..........................   $       0.39     $       0.42     $      (1.48)    $       0.99
                                                    ============     ============     ============     ============
Diluted income (loss) per Limited Partner Unit:*
     Income before extraordinary loss ...........   $       0.39     $       0.42     $       0.80     $       0.99
     Extraordinary loss .........................             --               --            (2.28)              --
                                                    ------------     ------------     ------------     ------------
     Net income (loss) ..........................   $       0.39     $       0.42     $      (1.48)    $       0.99
                                                    ============     ============     ============     ============

          See accompanying Notes to Consolidated Financial Statements.

* Per Limited Partner Unit amounts have been adjusted to reflect the two-for-one Unit split announced on July 21, 1998.

                              TEPPCO PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               SIX MONTHS      SIX MONTHS
                                                                                 ENDED           ENDED
                                                                                 JUNE 30,        JUNE 30,
                                                                                  1998            1997
                                                                               ----------      ----------
Cash flows from operating activities:
     Net income (loss) ..................................................      $  (47,066)     $   30,920
      Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation and amortization ..................................          12,705          11,701
         Extraordinary loss on early extinguishment of debt,
             net of minority interest ...................................          72,767              --
         Gain on sale of property, plant and equipment ..................            (356)             --
         Decrease in accounts receivable, trade .........................           5,993           1,472
         Decrease (increase) inventories ................................          (1,052)          1,235
         Decrease (increase) in other current assets ....................             984          (1,045)
         Decrease in accounts payable and accrued expenses ..............            (874)         (3,189)
         Other ..........................................................            (425)           (614)
                                                                               ----------      ----------
          Net cash provided by operating activities .....................          42,676          40,480
                                                                               ----------      ----------

Cash flows from investing activities:
  Proceeds from investments .............................................           2,105          15,970
  Purchases of investments ..............................................              --          (3,906)
  Insurance proceeds related to damaged asset ...........................              --           1,046
  Purchase of fractionator assets and related intangible assets .........         (40,000)             --
  Proceeds from the sale of property, plant and equipment ...............             525              --
  Capital expenditures ..................................................          (9,530)        (15,420)
                                                                               ----------      ----------
          Net cash used in investing activities .........................         (46,900)         (2,310)
                                                                               ----------      ----------

Cash flows from financing activities:
  Principal payment, First Mortgage Notes ...............................        (326,512)        (13,000)
  Prepayment premium, First Mortgage Notes ..............................         (70,093)             --
  Issuance of Senior Notes ..............................................         389,694              --
  Debt issuance costs, Senior Notes .....................................          (3,651)             --
  Proceeds from term-loan ...............................................          38,000              --
  Distributions .........................................................         (27,420)        (23,554)
                                                                               ----------      ----------
          Net cash provided by (used in) financing activities ...........              18         (36,554)
                                                                               ----------      ----------

Net increase (decrease) in cash and cash equivalents ....................          (4,206)          1,616

Cash and cash equivalents at beginning of period ........................          43,961          34,047
                                                                               ----------      ----------
Cash and cash equivalents at end of period ..............................      $   39,755      $   35,663
                                                                               ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest) ...........      $   12,292      $   16,121
                                                                               ==========      ==========


          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Organization and Basis of Presentation

         TEPPCO Partners, L.P. (the "Parent Partnership") is a Delaware limited partnership which operates through TE Products Pipeline Company, Limited Partnership (the "Operating Partnership"), a Delaware limited partnership, in which TEPPCO Partners, L.P. holds a 99% interest as the sole limited partner. TEPPCO Colorado, LLC ("TEPPCO Colorado"), a Delaware limited liability company, is a wholly-owned subsidiary of the Operating Partnership. Texas Eastern Products Pipeline Company (the "Company"), an indirect wholly-owned subsidiary of Duke Energy Corporation ("Duke Energy"), owns a 1% general partner interest in both the Parent Partnership and the Operating Partnership. Collectively, the Parent Partnership, the Operating Partnership and TEPPCO Colorado are referred to as "the Partnership." The Company's 1% general partner interest in the Operating Partnership, is accounted for as a minority interest. The Company executed an Amended and Restated Agreement of Limited Partnership of both the Parent Partnership and the Operating Partnership, effective July 21, 1998 (the "Restated Partnership Agreements"). The Restated Partnership Agreements eliminate or update obsolete provisions of the prior partnership agreements and make certain other changes, none of which adversely affect any Unitholder of the Partnership.

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of June 30, 1998, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of results of operations for the full year 1998. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts from the prior year have been reclassified to conform to current presentation.

         On July 21, 1998, the Partnership announced a two-for-one split of the Parent Partnership's outstanding Units. The Unit split will entitle
Unitholders of record at the close of business on August 10, 1998 to receive one additional Unit for each Unit held. Certificates for the additional Units will be issued and mailed on or about August 21, 1998. All references to the number of Units and per Unit amounts in the consolidated financial statements and related notes have been restated to reflect the two-for-one split for all periods presented.

         Basic net income per Limited Partner Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Limited Partner Units outstanding (a total of 29,000,000 Units as of June 30, 1998, including the effect of the two-for-one split noted above). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note
7. Cash Distributions). The general partner was allocated $4.1 million (8.78%) of the net loss for the six months ended June 30, 1998, and $2.1 million (6.72%) of the net income for the six months ended June 30, 1997.

         Diluted net income per Limited Partner Unit is similar to the computation of basic net income per Limited Partner Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For the quarters ended June 30, 1998 and 1997, the denominator was increased by 50,896 Units and 30,552 Units, respectively. For the six months ended June 30, 1998 and 1997, the denominator was increased by 48,732 Units and 31,436 Units, respectively.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


Note 2. Accounting Policy Changes

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

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports. The Partnership will adopt this standard during the fourth quarter of 1998. As SFAS No. 131 establishes standards for reporting and display, the Partnership does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Partnership does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

NOTE 3. RELATED PARTY TRANSACTIONS

         As of March 31, 1998, TEPPCO Colorado purchased two fractionation facilities located in Weld County, Colorado, from Duke Energy Field Services, Inc. ("DEFS"), a wholly-owned subsidiary of Duke Energy. TEPPCO Colorado and DEFS entered into a twenty year fractionation agreement ("Fractionation Agreement"), whereby TEPPCO Colorado will receive a variable fee for all fractionated volumes delivered to DEFS. The purchase price of these transactions was $40 million. Intangible assets include $38 million of value assigned to the Fractionation Agreement, which will be amortized on a straight-line method over the term of the Fractionation Agreement. The remaining purchase price of $2.0 million was allocated to the fractionator facilities purchased. TEPPCO Colorado and DEFS also entered into a Operations and Management Agreement whereby DEFS will operate and maintain the fractionation facilities. TEPPCO Colorado will pay DEFS a set volumetric rate for all fractionated volumes delivered to DEFS.

NOTE 4.  INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of it cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash equivalents. At June 30, 1998, short-term investments included $0.8 million of investment-grade corporate notes, which mature within one year. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at June 30, 1998.

LONG-TERM INVESTMENTS

         At June 30, 1998, the Partnership had $9.2 million invested in investment-grade corporate notes, which have varying maturities from 1999 through 2002. These securities are classified as held-to-maturity securities and

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


are stated at amortized cost. At June 30, 1998, the aggregate fair value and unrealized gain for these securities was $9.3 million and $0.1 million, respectively. Such investments included a $0.9 million investment in Duke Power Company corporate notes as of June 30, 1998.

NOTE 5.  INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):


                                JUNE 30,     DECEMBER 31,
                                  1998           1997
                                --------     ------------
Gasolines .................     $  3,568     $      3,779
Propane ...................        6,062            6,872
Butanes ...................        4,448            3,152
Fuel oils .................          701               82
Other products ............        3,383            3,099
Materials and supplies ....        3,984            4,110
                                --------     ------------
          Total ...........     $ 22,146     $     21,094
                                ========     ============



         The costs of inventories were lower than market at June 30, 1998, and December 31, 1997.

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

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)

OTHER LONG TERM DEBT

         In connection with the purchase of the fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank. Proceeds from the loan were received on April 21, 1998. TEPPCO Colorado paid interest to DEFS at a per annum rate of 5.75% on the amount of the total purchase price outstanding for the period from March 31, 1998 until April 21, 1998. The SunTrust loan bears interest at a rate of 6.53%, which is payable quarterly beginning in July 1998. The principal balance of the loan is payable in full on April 21, 2001. The Operating Partnership is guarantor on the loan. The loan agreement contains a restrictive covenant which was amended effective June 29, 1998 to increase the leverage ratio.

NOTE 7.  CASH DISTRIBUTIONS

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion.

         On May 8, 1998, the Partnership paid the first quarter cash distribution of $0.425 per Unit (adjusted for the two-for-one Unit split discussed in Note 1) to Unitholders of record on April 30, 1998. Additionally, on July 21, 1998, the Partnership declared a cash distribution of $0.45 per Unit (adjusted for the two-for-one Unit split discussed in Note 1) for the quarter ended June 30, 1998, which represents an annualized increase of $0.10 per Unit. The second quarter distribution was paid on August 7, 1998, to Unitholders of record on July 31, 1998.

         The Company receives incremental incentive distributions of 15%, 25% and 50% on quarterly distributions of Available Cash that exceed $0.275, $0.325 and $0.45 per Unit, respectively (adjusted for the two-for-one Unit split discussed in Note 1). During the six months ended June 30, 1998 and 1997, incentive distributions paid to the Company totaled $2.3 million and $1.4 million, respectively.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. The Partnership is currently negotiating with IDEM the clean-up levels to be attained at the Seymour terminal. The Partnership estimates that the costs of the remediation program to be proposed by the Partnership for the Seymour terminal will

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


not exceed the amount accrued therefore (approximately $1.5 million at June 30, 1998). In the opinion of the Company, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000 issue." Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership expects to incur internal staff costs as well as consulting and other expenses related to testing and conversion of these assets. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Company estimates that the amounts required to address the Year 2000 issue during 1998 and 1999 will range between approximately $4.0 million and $6.0 million. Testing and conversion is expected to be completed by mid-year 1999. The Partnership has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Partnership is vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no assurance that the systems of other companies, on which the Partnership's systems rely, will be timely converted, or converted in a manner that is compatible with the Partnership's systems, or that any such failures by such other companies would not have a material adverse effect on the Partnership.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At June 30, 1998, the Partnership had approximately 19.8 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance it believes to be adequate to cover product losses through circumstances beyond its control.

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

         The Partnership's revenues are derived primarily from the transportation of refined products and LPGs, the storage and short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas, complex, sale of product inventory and other ancillary services. Labor and electric power costs comprise the two largest operating expense items of the Partnership. Effective March 31, 1998, the Partnership's operations included the fractionation of natural gas liquids (see Note 3 - Related Party Transactions in Item 1).

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

RESULTS OF OPERATIONS

         Net income for the quarter ended June 30, 1998 was $12.5 million, compared with net income of $13.1 million for the 1997 second quarter. The decrease in net income resulted primarily from a $1.1 million decrease in operating revenues and a $0.5 million increase in costs and expenses. These decreases in net income were partially offset by a $0.8 million decrease in interest expense and a $0.2 million increase in other income.

         For the six months ended June 30, 1998, the Partnership reported a net loss of $47.1 million. The net loss included an extraordinary loss for early extinguishment of debt of $72.8 million, net of $0.7 million allocated to minority interest. Excluding the extraordinary loss, net income would have been $25.7 million for the first six months of 1998, compared with net income of $30.9 million for the corresponding period in 1997. The $5.2 million decrease in income before loss on debt extinguishment resulted primarily from a $6.3 million decrease in operating revenues, a $0.7 million increase in costs and expenses and a $0.5 million decrease in capitalized interest. These variances were partially offset by a $2.3 million decrease in interest expense. See discussion below of factors affecting net income for the comparative periods.

         See volume and average tariff information below:


                                        QUARTER ENDED                                SIX MONTHS ENDED
                                          JUNE 30,               PERCENTAGE               JUNE 30,               PERCENTAGE
                                  -------------------------       INCREASE       -------------------------         INCREASE
                                     1998           1997         (DECREASE)         1998           1997          (DECREASE)
                                  ----------     ----------     ------------     ----------     ----------      ------------
VOLUMES DELIVERED
(in thousands of barrels)
Refined products                      35,183         34,389                2%        59,694         59,594                --
LPGs                                   5,660          7,947              (29%)       15,811         20,011               (21%)
Mont Belvieu operations                5,518          6,631              (17%)       11,462         12,819               (11%)
                                  ----------     ----------     ------------     ----------     ----------      ------------
Total                                 46,361         48,967               (5%)       86,967         92,424                (6%)
                                  ==========     ==========     ============     ==========     ==========      ============

AVERAGE TARIFF PER BARREL
Refined products                  $     0.93     $     0.90                3%    $     0.93     $     0.88                 6%
LPGs                                    1.72           1.74               (1%)         2.00           1.89                 6%
Mont Belvieu operations                 0.15           0.13               15%          0.16           0.14                14%
Average system tariff             $     0.94     $     0.93                1%    $     1.02     $     1.00                 2%
                                  ==========     ==========     ============     ==========     ==========      ============

         Refined products transportation revenues increased $1.8 million for the quarter ended June 30, 1998, compared with the prior-year quarter, as a result of higher deliveries of motor fuel and blend stocks in the Midwest market area and increased utilization of delivery capacity from the expansion of the Ark-La-Tex system between Shreveport, Louisiana, and El Dorado, Arkansas, which was placed in service on March 31, 1997. Additionally, $0.3 million of deficit transportation payments received and deferred in prior periods was recognized as revenue in June 1998. The increase in the refined products average tariff per barrel reflects an increase in the percentage of long-haul deliveries, higher tariff rates on the Ark-La-Tex system and tariff rate increases on selective refined products tariffs, averaging 1.7%, effective July 1, 1997.

         LPGs transportation revenues decreased $4.0 million for the quarter ended June 30, 1998, compared with the second quarter of 1997, due primarily to the 29% decrease in volumes delivered. Increased Canadian imports negatively impacted demand for Gulf Coast supply in the Midwest and Northeast market areas. Additionally, the termination of a throughput agreement and a turnaround at a Midwest refinery reduced isobutane deliveries during the second quarter of 1998.

         For the six months ended June 30, 1998, refined products transportation revenues increased $2.6 million, compared with the corresponding period in 1997, due to a (i) 6% increase in the refined products average tariff per barrel, which reflects the full-period impact of new tariff structures for volumes transported on the expanded portion of the Partnership's pipeline between Shreveport, Louisiana, and El Dorado, Arkansas, which was placed in service on March 31, 1997, (ii) higher tariff rates on barrels originating from the pipeline connection with Colonial Pipeline Company's ("Colonial") pipeline at Beaumont, which was placed in service on May 1, 1997, and (iii) tariff rate increases on selective refined products tariffs, averaging 1.7%, effective July 1, 1997. Refined products transportation volumes increased slightly due to higher demand for motor fuels during the second quarter of 1998, partially offset by decreased short-haul deliveries of methyl tertiary butyl ether ("MTBE") at the Partnership's marine terminal near Beaumont, Texas.

         LPGs transportation revenues decreased $6.2 million during the six months ended June 30, 1998, compared with the same period in 1997, due primarily to a 21% decrease in propane deliveries in the Midwest and Northeast market areas attributable to warmer winter and spring weather during 1998 and unfavorable differentials versus competing Canadian product. Additionally, short-haul propane deliveries decreased 51% as a result of operational constraints at a petrochemical facility on the upper Texas Gulf Coast served by the Partnership. These decreases were partially offset by a 19% increase in butane deliveries due to favorable Midwest price differentials and the resumption of operations during the second quarter of 1997 at a Northeast area refinery served by the Partnership. The 6% increase in the LPGs average tariff per barrel resulted primarily from the decrease in the short-haul propane deliveries, which have lower tariffs, along the upper Texas Gulf Coast.

         Revenues generated from Mont Belvieu operations decreased during both the quarter and six months ended June 30, 1998, compared with the corresponding periods in 1997, due primarily to lower storage revenue and lower product receipt charges. Mont Belvieu shuttle deliveries decreased during both the quarter and six months ended June 30, 1998, compared with the prior year periods, but was largely offset by a higher percentage of non-contract deliveries, which generally carry higher tariffs.

         Other operating revenues increased $1.6 million during the second quarter of 1998, as compared with the second quarter of 1997, due primarily to $1.9 million of operating revenues from the fractionator facilities acquired on March 31, 1998, partially offset by lower refined products terminaling revenues and lower product sales during 1998.

         During the six months ended June 30, 1998, other operating revenues decreased $2.2 million, as compared to the same period in 1997, due primarily to decreased product inventory volumes sold, unfavorable product location exchange differentials incurred to position system inventory, decreased terminaling revenues and lower propane imports received at the marine terminal at Providence, Rhode Island. These decreases were partially offset by operating revenues from the fractionator facilities acquired on March 31, 1998.

         Costs and expenses increased $0.5 million for the quarter ended June 30, 1998, compared with the second quarter of 1997, primarily due to a $0.5 million increase in operating, general and administrative expenses and a $0.7 million increase in depreciation and amortization expense, partially offset by a $0.8 million volume-related decrease in operating fuel and power expense. The increase in operating, general and administrative expenses was primarily attributable to $0.5 million of expense to write down the book-value of product inventory to market-value at June 30, 1998, and increased benefits expense, partially offset by lower insurance expense and insurance reimbursement of past litigation costs related to the Partnership's Seymour, Indiana, terminal. Depreciation and amortization expense increased as a result of amortization of the value assigned to the Fractionation Agreement beginning on March 31, 1998.

         Costs and expenses increased $0.7 million for the six-months ended June 30, 1998, compared with the same period in 1997, primarily due to a $0.9 million increase in operating, general and administrative expenses and a $1.0 million increase in depreciation and amortization expense, partially offset by a $1.4 million volume-related decrease in operating fuel and power expense. The increase in operating, general and administrative expenses was primarily due to the same factors noted above related to the second quarter, as well as the full-period impact of expense related to the capacity lease with Colonial, which commenced in May 1997. Depreciation and amortization expense increased as a result of the completion of capital projects subsequent to the first quarter of 1997, coupled with second-quarter 1998 amortization of the value assigned to the Fractionation Agreement.

         Interest expense decreased during both the quarter and six-months ended June 30, 1998, compared with the same periods in 1997, as a result of the payment on January 27, 1998 of the remaining $326.5 million principal balance of the First Mortgage Notes, partially offset by interest expense on the Senior Notes issued on January 27, 1998. The decrease in interest expense for the second quarter of 1998 was partially offset by interest expense of the $38 million term-loan used to finance the purchase of the fractionation assets on March 31, 1998. Additionally, the $13 million principal payment on the First Mortgage Notes in March 1997, resulted in lower interest expense during the six-month period ended June 30, 1998, compared with the same period in 1997.

         Capitalized interest decreased $0.5 million during the six-month period ended June 30, 1998, compared with the corresponding period in 1997, as a result of lower construction balances related to capital projects.

         Other income increased during the quarter ended June 30, 1998, compared with the second quarter of 1997, due primarily to a $0.4 million gain on the disposition of non-carrier assets in June 1998, partially offset by lower interest income as a result of lower cash balances in 1998.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the six-month period ended June 30, 1998, totaled $42.7 million, comprised of $38.4 million of income before extraordinary loss on early extinguishment of debt and charges for depreciation and amortization and $4.3 million provided by working capital changes. This compares with cash flows from operations of $40.5 million for the corresponding period in 1997, which was comprised of $42.6 million of income before charges for depreciation and amortization, partially offset by $2.1 million used for working capital changes. The increase in cash provided by working capital changes during the six month period ended June 30, 1998, as compared with the same period in 1997, resulted primarily from lower interest payments during 1998 and increased collection of accounts receivable balances. Net cash from operations for the six months ended June 30, 1998 included interest payments related to the First Mortgage Notes of $12.8 million paid on January 27, 1998 in connection with repayment of the outstanding balance of the First Mortgage Notes. Net cash from operations for the six months ended June 30, 1997 included interest payments related to the First Mortgage Notes of $17.1 million paid in March 1997.

         Cash flows used in investing activities during the first six months of 1998 included $40.0 million for the purchase price of the fractionation assets and related intangible assets and $9.5 million of capital expenditures, partially offset by $2.1 million from investment maturities and $0.5 million received from the sale of non-carrier assets. Cash flows used in investing activities during the first six months of 1997 included $15.4 million of capital expenditures and $3.9 million of additional cash investments, partially offset by $16.0 million from investment maturities and $1.0 million of insurance proceeds related to the replacement value of a 20-inch diameter auxiliary pipeline at the Red River in central Louisiana, which was damaged in 1994 and subsequently removed from service. Capital expenditures are expected to total approximately $23 million for the full year of 1998. The Partnership revises capital spending periodically in response to changes in cash flows and operations. Interest income earned on all investments is included in cash from operations.

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

         In connection with the purchase of the fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank. Proceeds from the loan were received on April 21, 1998. The loan bears interest at a rate of 6.53%, which is payable quarterly beginning in July 1998. The principal balance of the loan is payable in full on April 21, 2001. The Operating Partnership is guarantor on the loan. The loan agreement contains a restrictive covenant which was amended effective June 29, 1998 to increase the leverage ratio.

         On July 21, 1998, the Partnership announced a two-for-one split of the Parent Partnership's outstanding Units. The Unit split will entitle Unitholders of record at the close of business on August 10, 1998 to receive one additional Unit for each Unit held. Certificates for the additional Units will be issued and mailed on or about August 21, 1998.

         The Partnership paid cash distributions of $27.4 million during the six months ended June 30, 1998. Additionally, on July 21, 1998, the Partnership declared a cash distribution of $0.45 per Unit (adjusted for the two-for-one split) for the three months ended June 30, 1998, increasing the annualized distribution to $1.80 per Unit from $1.70 per Unit (adjusted for the two-for-one split). The second quarter cash distribution was paid on August 7, 1998 to Unitholders of record on July 31, 1998.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. The Partnership is currently negotiating with IDEM the clean-up levels to be attained at the Seymour terminal. The Partnership estimates that the costs of the remediation program to be proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $1.5 million at June 30, 1998). In the opinion of the Company, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000 issue." Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership expects to incur internal staff costs as well as consulting and other expenses related to testing and conversion of these assets. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Company estimates that the amounts required to address the Year 2000 issue during 1998 and 1999 will range between approximately $4.0 million and $6.0 million. Testing and conversion is expected to be completed by mid-year 1999. The Partnership has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Partnership is vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no assurance that the systems of other companies, on which the Partnership's systems rely, will be timely converted, or converted in a manner that is compatible with the Partnership's systems, or that any such failures by such other companies would not have a material adverse effect on the Partnership.

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

                    3.2 Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P.
                         (Commission File No. 1-10403) for the quarter ended
                         March 31, 1998 and incorporated herein by reference).

                    3.3 Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., effective July 21, 1998
                         (Filed as Exhibit 3.1 to Form 8-K of TEPPCO Partners,
                         L.P. (Commission File No. 1-10403) dated July 21, 1998 and incorporated herein by reference).

                    3.4 Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective July 21, 1998 (Filed as Exhibit 3.2 to Form
                         8-K of TEPPCO Partners, L.P. (Commission File No.
                         1-10403) dated July 21, 1998 and incorporated herein by reference).

                    4.1  Form of Certificate representing Units (Filed as
                         Exhibit 4.1 to the Registration Statement of TEPPCO
                         Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                    4.2  Form of Indenture between TE Products Pipeline Company,
                         Limited Partnership and The Bank of New York, as
                         Trustee, dated as of January 27, 1998 (Filed as Exhibit
                         4.3 to TE Products Pipeline Company, Limited
                         Partnership's Registration Statement on Form S-3
                         (Commission File No. 333-38473) and incorporated herein by reference).

                    10.1 Assignment and Assumption Agreement, dated March 24,
                         1988, between Texas Eastern Transmission Corporation and the Company (Filed as Exhibit 10.8 to the Registration Statement of TEPPCO Partners, L.P.
                         (Commission File No. 33-32203) and incorporated herein by reference).

                    10.2 Texas Eastern Products Pipeline Company 1997 Employee
                         Incentive Compensation Plan executed on July 14, 1997
                         (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners,
                         L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1997 and incorporated herein by reference).

                    10.3 Agreement Regarding Environmental Indemnities and
                         Certain Assets (Filed as Exhibit 10.5 to Form 10-K of
                         TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                    10.4 Texas Eastern Products Pipeline Company Management
                         Incentive Compensation Plan executed on January 30,
                         1992 (Filed as Exhibit 10 to Form 10-Q of TEPPCO
                         Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).

                    10.5 Texas Eastern Products Pipeline Company Long-Term
                         Incentive Compensation Plan executed on October 31,
                         1990 (Filed as Exhibit 10.9 to Form 10-K of TEPPCO
                         Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                    10.6 Form of Amendment to Texas Eastern Products Pipeline
                         Company Long-Term Incentive Compensation Plan (Filed as
                         Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P.
                         (Commission File No. 1-10403) for the year ended
                         December 31, 1995 and incorporated herein by reference).


                    10.7  Employees' Savings Plan of Panhandle Eastern
                          Corporation and Participating Affiliates (Effective
                          January 1, 1991) (Filed as Exhibit 10.10 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                    10.8 Retirement Income Plan of Panhandle Eastern Corporation and Participating Affiliates (Effective January 1,
                          1991) (Filed as Exhibit 10.11 to Form 10-K of TEPPCO
                          Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                    10.9  Panhandle Eastern Corporation Key Executive Retirement
                          Benefit Equalization Plan, adopted December 20, 1993;
                          effective January 1, 1994 (Filed as Exhibit 10.12 to
                          Form 10-K of Panhandle Eastern Corporation (Commission
                          File No. 1-8157) for the year ended December 31, 1993 and incorporated herein by reference).

                   10.10  Employment Agreement with William L. Thacker, Jr.
                          (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners,
                          L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1992 and incorporated herein by reference).

                   10.11  Texas Eastern Products Pipeline Company 1994 Long Term
                          Incentive Plan executed on March 8, 1994 (Filed as
                          Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P.
                          (Commission File No. 1-10403) for the quarter ended
                          March 31, 1994 and incorporated herein by reference).

                   10.12  Panhandle Eastern Corporation Key Executive Deferred
                          Compensation Plan established effective January 1, 1994
                          (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners,
                          L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

                   10.13  Asset Purchase Agreement between Duke Energy Field
                          Services, Inc. and TEPPCO Colorado, LLC, dated March
                          31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO
                          Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

                   10.14  Credit Agreement between TEPPCO Colorado, LLC,
                          SunTrust Bank, Atlanta, and Certain Lenders, dated
                          April 21, 1998 (Filed as Exhibit 10.15 to Form 10-Q of
                          TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

                   10.15* First Amendment to Credit Agreement between TEPPCO
                          Colorado, LLC, SunTrust Bank, Atlanta, and Certain
                          Lenders, effective June 29, 1998.

                    22.1 Subsidiaries of the Partnership (Filed as Exhibit 22.1 to the Registration Statement of TEPPCO Partners, L.P.
                          (Commission File No. 33-32203) and incorporated herein by reference).

                    27* Financial Data Schedules as of and for the six months ended June 30, 1998.

                    -----------------------
                    *  Filed herewith.

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


                         TEPPCO Partners, L.P.
                         (Registrant)

                         By:  Texas Eastern Products Pipeline Company,
                               General Partner



                              /s/ CHARLES H. LEONARD
                         ---------------------------------------------------
                                  Charles H. Leonard
                           Senior Vice President, Chief Financial Officer
                                   and Treasurer




                         TE Products Pipeline Company, Limited Partnership (Registrant)

                         By:  Texas Eastern Products Pipeline Company,
                               General Partner



                              /s/ CHARLES H. LEONARD
                         ---------------------------------------------------
                                  Charles H. Leonard
                           Senior Vice President, Chief Financial Officer
                                  and Treasurer




Date:  August 7, 1998

                                 EXHIBIT INDEX

                  EXHIBIT
                  NUMBER             DESCRIPTION
                  -------            -----------
                    3.1  Certificate of Limited Partnership of the Partnership
                         (Filed as Exhibit 3.2 to the Registration Statement of
                         TEPPCO Partners, L.P. (Commission File No. 33-32203)
                         and incorporated herein by reference).

                    3.2 Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P.
                         (Commission File No. 1-10403) for the quarter ended
                         March 31, 1998 and incorporated herein by reference).

                    3.3 Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., effective July 21, 1998
                         (Filed as Exhibit 3.1 to Form 8-K of TEPPCO Partners,
                         L.P. (Commission File No. 1-10403) dated July 21, 1998 and incorporated herein by reference).

                    3.4 Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective July 21, 1998 (Filed as Exhibit 3.2 to Form
                         8-K of TEPPCO Partners, L.P. (Commission File No.
                         1-10403) dated July 21, 1998 and incorporated herein by reference).

                    4.1  Form of Certificate representing Units (Filed as
                         Exhibit 4.1 to the Registration Statement of TEPPCO
                         Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                    4.2  Form of Indenture between TE Products Pipeline Company,
                         Limited Partnership and The Bank of New York, as
                         Trustee, dated as of January 27, 1998 (Filed as Exhibit
                         4.3 to TE Products Pipeline Company, Limited
                         Partnership's Registration Statement on Form S-3
                         (Commission File No. 333-38473) and incorporated herein by reference).

                    10.1 Assignment and Assumption Agreement, dated March 24,
                         1988, between Texas Eastern Transmission Corporation and the Company (Filed as Exhibit 10.8 to the Registration Statement of TEPPCO Partners, L.P.
                         (Commission File No. 33-32203) and incorporated herein by reference).

                    10.2 Texas Eastern Products Pipeline Company 1997 Employee
                         Incentive Compensation Plan executed on July 14, 1997
                         (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners,
                         L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1997 and incorporated herein by reference).

                    10.3 Agreement Regarding Environmental Indemnities and
                         Certain Assets (Filed as Exhibit 10.5 to Form 10-K of
                         TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                    10.4 Texas Eastern Products Pipeline Company Management
                         Incentive Compensation Plan executed on January 30,
                         1992 (Filed as Exhibit 10 to Form 10-Q of TEPPCO
                         Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).

                    10.5 Texas Eastern Products Pipeline Company Long-Term
                         Incentive Compensation Plan executed on October 31,
                         1990 (Filed as Exhibit 10.9 to Form 10-K of TEPPCO
                         Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                    10.6 Form of Amendment to Texas Eastern Products Pipeline
                         Company Long-Term Incentive Compensation Plan (Filed as
                         Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P.
                         (Commission File No. 1-10403) for the year ended
                         December 31, 1995 and incorporated herein by reference).


                    10.7  Employees' Savings Plan of Panhandle Eastern
                          Corporation and Participating Affiliates (Effective
                          January 1, 1991) (Filed as Exhibit 10.10 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                    10.8 Retirement Income Plan of Panhandle Eastern Corporation and Participating Affiliates (Effective January 1,
                          1991) (Filed as Exhibit 10.11 to Form 10-K of TEPPCO
                          Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

                    10.9  Panhandle Eastern Corporation Key Executive Retirement
                          Benefit Equalization Plan, adopted December 20, 1993;
                          effective January 1, 1994 (Filed as Exhibit 10.12 to
                          Form 10-K of Panhandle Eastern Corporation (Commission
                          File No. 1-8157) for the year ended December 31, 1993 and incorporated herein by reference).

                   10.10  Employment Agreement with William L. Thacker, Jr.
                          (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners,
                          L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1992 and incorporated herein by reference).

                   10.11  Texas Eastern Products Pipeline Company 1994 Long Term
                          Incentive Plan executed on March 8, 1994 (Filed as
                          Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P.
                          (Commission File No. 1-10403) for the quarter ended
                          March 31, 1994 and incorporated herein by reference).

                   10.12  Panhandle Eastern Corporation Key Executive Deferred
                          Compensation Plan established effective January 1, 1994
                          (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners,
                          L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

                   10.13  Asset Purchase Agreement between Duke Energy Field
                          Services, Inc. and TEPPCO Colorado, LLC, dated March
                          31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO
                          Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

                   10.14  Credit Agreement between TEPPCO Colorado, LLC,
                          SunTrust Bank, Atlanta, and Certain Lenders, dated
                          April 21, 1998 (Filed as Exhibit 10.15 to Form 10-Q of
                          TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

                   10.15* First Amendment to Credit Agreement between TEPPCO
                          Colorado, LLC, SunTrust Bank, Atlanta, and Certain
                          Lenders, effective June 29, 1998.

                    22.1 Subsidiaries of the Partnership (Filed as Exhibit 22.1 to the Registration Statement of TEPPCO Partners, L.P.
                          (Commission File No. 33-32203) and incorporated herein by reference).

                    27* Financial Data Schedules as of and for the six months ended June 30, 1998.

                    -----------------------
                    *  Filed herewith.