Form 10-Q
period 1998-09-30
TEPPCO PARTNERS LP; TE PRODUCTS PIPELINE CO LP
filed 1998-11-10
CIK 857644, 1045548

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TEPPCO PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                            1998              1997
                                                                       -------------     ------------
                                                                        (UNAUDITED)

                                     ASSETS

Current assets:
 Cash and cash equivalents ......................................        $  32,118         $  43,961
 Short-term investments .........................................              840             2,105
 Accounts receivable, trade .....................................           16,038            19,826
 Inventories ....................................................           21,889            21,094
 Other ..........................................................            2,355             4,173
                                                                         ---------         ---------
     Total current assets .......................................           73,240            91,159
                                                                         ---------         ---------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $187,513 and $170,063) .......          566,264           567,681
Investments .....................................................            9,171            10,010
Intangible assets ...............................................           37,383              --
Other assets ....................................................            5,623             5,059
                                                                         ---------         ---------
     Total assets ...............................................        $ 691,681         $ 673,909
                                                                         =========         =========

                       LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Current maturities, First Mortgage Notes ......................        $     --          $  17,000
  Accounts payable and accrued liabilities ......................            7,536             9,615
  Accounts payable, general partner .............................            3,457             3,735
  Accrued interest ..............................................            6,194            10,539
  Other accrued taxes ...........................................            6,439             6,246
  Other .........................................................            7,822             6,740
                                                                         ---------         ---------
    Total current liabilities ...................................           31,448            53,875
                                                                         ---------         ---------
First Mortgage Notes ............................................             --             309,512
Senior Notes ...................................................           389,714              --
Other long-term debt ...........................................            38,000              --
Other liabilities and deferred credits .........................             3,407             4,462
Minority interest ..............................................             2,317             3,093
Partners' capital:
  General partner's interest ....................................           (1,433)            5,760
  Limited partners' interests ...................................          228,228           297,207
                                                                         ---------         ---------
    Total partners' capital .....................................          226,795           302,967
                                                                         ---------         ---------
    Total liabilities and partners' capital .....................        $ 691,681         $ 673,909
                                                                         =========         =========


          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                                     THREE MONTHS    THREE MONTHS     NINE MONTHS    NINE MONTHS
                                                         ENDED          ENDED            ENDED          ENDED
                                                     SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                          1998           1997            1998            1997
                                                     -------------   -------------   -------------   -------------

Operating revenues:
 Transportation - Refined products ...............     $  35,316      $  28,359      $  90,533      $  81,020
 Transportation - LPGs ...........................        10,625         14,843         42,202         52,587
 Mont Belvieu operations .........................         2,848          3,765          7,936          9,385
 Other ...........................................         5,440          6,338         15,323         18,387
                                                       ---------      ---------      ---------      ---------
  Total operating revenues .......................        54,229         53,305        155,994        161,379
                                                       ---------      ---------      ---------      ---------

Costs and expenses:
 Operating, general and administrative ...........        18,366         16,807         51,182         48,697
 Operating fuel and power ........................         7,550          8,723         20,315         22,853
 Depreciation and amortization ...................         6,651          6,039         19,356         17,740
 Taxes - other than income taxes .................         1,940          2,299          6,976          7,191
                                                       ---------      ---------      ---------      ---------
  Total costs and expenses .......................        34,507         33,868         97,829         96,481
                                                       ---------      ---------      ---------      ---------

  Operating income ...............................        19,722         19,437         58,165         64,898

Interest expense .................................        (7,550)        (8,368)       (22,227)       (25,339)
Interest capitalized .............................           121            214            638          1,186
Other income - net ...............................           571            277          2,251          2,051
                                                       ---------      ---------      ---------      ---------
  Income before minority interest and
   extraordinary loss on debt extinguishment .....        12,864         11,560         38,827         42,796
Minority interest ................................          (130)          (116)          (392)          (432)
                                                       ---------      ---------      ---------      ---------
 Income before extraordinary loss
  on debt extinguishment .........................        12,734         11,444         38,435         42,364
                                                       ---------      ---------      ---------      ---------
Extraordinary loss on debt extinguishment,
 net of minority interest ........................          --             --          (72,767)          --
                                                       ---------      ---------      ---------      ---------
  Net income (loss) ..............................     $  12,734      $  11,444      $ (34,332)     $  42,364
                                                       =========      =========      =========      =========

Basic income (loss) per Limited Partner Unit:

  Income before extraordinary loss .............       $    0.39      $    0.36      $    1.19      $    1.35
  Extraordinary loss ...........................            --             --            (2.26)           --
                                                         ---------      ---------      ---------      ---------
  Net income (loss) ............................       $    0.39      $    0.36      $   (1.07)     $    1.35
                                                         =========      =========      =========      =========

Diluted income (loss) per Limited Partner Unit:


  Income before extraordinary loss .............       $    0.39      $    0.36      $    1.19      $    1.35
  Extraordinary loss ...........................             --             --           (2.26)           --
                                                       ---------      ---------      ---------      ---------

   Net income (loss) ............................      $    0.39      $    0.36      $   (1.07)     $    1.35
                                                       =========      =========      =========      =========



          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              NINE MONTHS      NINE MONTHS
                                                                                 ENDED            ENDED
                                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                                  1998           1997
                                                                              -------------   -------------

Cash flows from operating activities:
   Net income (loss) .....................................................     $ (34,332)     $  42,364
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depreciation and amortization ........................................        19,356         17,740
    Extraordinary loss on early extinguishment of debt,
     not of minority interest ............................................        72,767           --
    Loss (gain) on sale of property, plant and equipment .................          (356)           467
    Equity in loss of affiliate ..........................................           182           --
    Decrease in accounts receivable, trade ...............................         3,788          2,845
    Increase in inventories ..............................................          (795)           (75)
    Decrease (increase) in other current assets ..........................         1,818         (2,449)
    Decrease in accounts payable and accrued expenses ....................        (5,427)        (9,112)
    Other ................................................................        (1,615)          (736)
                                                                               ---------      ---------
     Net cash provided by operating activities ...........................        55,386         51,044
                                                                               ---------      ---------

Cash flows from investing activities:
 Proceeds from investments ...............................................         2,105         17,970
 Purchases of investments ................................................          --           (3,906)
 Insurance proceeds related to damaged asset .............................          --            1,046
 Purchase of fractionator assets and related intangible assets ...........       (40,000)          --
 Proceeds from the sale of property, plant and equipment .................           525          1,377
 Capital expenditures ....................................................       (15,200)       (24,549)
                                                                               ---------      ---------
     Net cash used in investing activities ...............................       (52,570)        (8,062)
                                                                               ---------      ---------

Cash flows from financing activities:
 Principal payment, First Mortgage Notes .................................      (326,512)       (13,000)
 Prepayment premium, First Mortgage Notes ................................       (70,093)          --
 Issuance of Senior Notes ................................................       389,694           --
 Debt issuance costs, Senior Notes .......................................        (3,651)          --
 Proceeds from term-loan .................................................        38,000           --
 Distributions ...........................................................       (42,097)       (36,298)
                                                                               ---------      ---------
     Net cash used in financing activities ...............................       (14,659)       (49,298)
                                                                               ---------      ---------

 Net decrease in cash and cash equivalents ...............................       (11,843)        (6,316)

 Cash and cash equivalents at beginning of period ........................        43,961         34,047
                                                                               ---------      ---------
 Cash and cash equivalents at end of period ..............................     $  32,118      $  27,731
                                                                               =========      =========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
 Interest paid during the period (net of capitalized interest) ...........     $  26,210      $  32,376
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

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of September 30, 1998, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of results of operations for the full year 1998. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts from the prior year have been reclassified to conform to current presentation.

         On July 21, 1998, the Partnership announced a two-for-one split of the Parent Partnership's outstanding Units. The Unit split entitled Unitholders of record at the close of business on August 10, 1998 to receive one additional Unit for each Unit held. All references to the number of Units and per Unit amounts in the consolidated financial statements and related notes have been restated to reflect the two-for-one split for all periods presented.

         Basic net income per Limited Partner Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Limited Partner Units outstanding (a total of 29,000,000 Units as of September 30, 1998, including the effect of the two-for-one split noted above). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each Period (see Note
7. Cash Distributions). The general partner was allocated $3.2 million (9.38%) of the net loss for the nine months ended September 30, 1998, and $3.3 million (7.73%) of the net income for the nine months ended September 30, 1997.

         Diluted net income per Limited Partner Unit is similar to the computation of basic net income per Limited Partner Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For the quarters ended September 30, 1998 and 1997, the denominator was increased by 41,884 Units and 37,700 Units, respectively. For the nine months ended September 30, 1998 and 1997, the denominator was increased by 46,468 Units and 33,872 Units, respectively.

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

NOTE 3. RELATED PARTY TRANSACTIONS

         As of March 31, 1998, TEPPCO Colorado purchased two fractionation facilities located in Weld County, Colorado, from Duke Energy Field Services, Inc. ("DEFS"), a wholly-owned subsidiary of Duke Energy. TEPPCO Colorado and DEFS entered into a twenty year fractionation agreement ("Fractionation Agreement"), whereby TEPPCO Colorado will receive a variable fee for all fractionated volumes delivered to DEFS. The purchase price of these transactions was $40 million. Intangible assets include $38 million of value assigned to the Fractionation Agreement, which will be amortized on a straight-line method over the term of the Fractionation Agreement. The remaining purchase price of $2.0 million was allocated to the fractionator facilities purchased. TEPPCO Colorado and DEFS also entered into an Operations and Management Agreement whereby DEFS will operate and maintain the fractionation facilities. TEPPCO Colorado pays DEFS a set volumetric rate for all fractionated volumes delivered to DEFS.

NOTE 4. INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash equivalents. At September 30, 1998, short-term investments included $0.8 million of investment-grade corporate notes, which mature within one year. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at September 30, 1998.

LONG-TERM INVESTMENTS

         At September 30, 1998, the Partnership had $9.2 million invested in investment-grade corporate notes, which have varying maturities from 1999 through 2002. These securities are classified as held-to-maturity

                             TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


securities and are stated at amortized cost. At September 30, 1998, the aggregate fair value and unrealized gain for these securities was $9.3 million and $0.1 million, respectively. Such investments as of September 30, 1998, included a $0.9 million investment in corporate notes of Duke Power Company, an affiliate of the Company.

NOTE 5. INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                         SEPTEMBER 30,      DECEMBER 31,
                                             1998               1997
                                         -------------      ------------

Gasolines .........................        $  2,123        $  3,779
Propane ...........................           6,745           6,872
Butanes ...........................           4,872           3,152
Fuel oils .........................             825              82
Other products ....................           3,801           3,099
Materials and supplies ............           3,523           4,110
                                           --------        --------
       Total ......................        $ 21,889        $ 21,094
                                           ========        ========

         The costs of inventories were lower than market at September 30, 1998, and December 31, 1997.

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

         The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations of the Operating Partnership and will rank on a parity with all other unsecured and unsubordinated indebtedness of the Operating Partnership. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting (i) the creation of liens securing indebtedness and (ii) sale and leaseback transactions. However, the indenture does not limit the Partnership's ability to incur additional indebtedness.

OTHER LONG TERM DEBT

         In connection with the purchase of the fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank. Proceeds from the loan were received on April 21,

                             TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)

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

         On August 7, 1998, the Partnership paid the second quarter cash distribution of $0.45 per Unit (adjusted for the two-for-one Unit split discussed in Note 1) to Unitholders of record on July 31, 1998. Additionally, on October 16, 1998, the Partnership declared a cash distribution of $0.45 per Unit (adjusted for the two-for-one Unit split discussed in Note 1) for the quarter ended September 30, 1998. The third quarter distribution was paid on November 6, 1998, to Unitholders of record on October 30, 1998.

         The Company receives incremental incentive distributions of 15%, 25% and 50% on quarterly distributions of Available Cash that exceed $0.275, $0.325 and $0.45 per Unit, respectively (adjusted for the two-for-one Unit split discussed in Note 1). During the nine months ended September 30, 1998 and 1997, incentive distributions paid to the Company totaled $3.6 million and $2.3 million, respectively.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. The Partnership is currently negotiating with IDEM the clean-up levels to be attained at the Seymour terminal. The Partnership estimates that the costs of the remediation program to be proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $1.0 million at September 30, 1998). In the opinion of the Company, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

                             TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Company estimates that the amounts required to address the Year 2000 issue during 1998 and 1999 will range between approximately $5.0 million and $6.0 million. A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs to address the Year 2000 issue will not be significantly greater.

         The Partnership has adopted a three-phase Year 2000 program consisting of: Phase I - Preliminary Assessment; Phase II - Detailed Assessment and Remediation Planning; and Phase III - Remediation Activities and Testing. The Partnership has completed Phase I; Phase II is nearing completion; and Phase III is ongoing. Remediation activities and testing for systems deemed most critical are scheduled to be completed by mid-1999, with testing of all process controls and business computer systems completed during the third quarter of 1999.

         With respect to its third-party relationships, the Partnership has contacted its suppliers and service providers to assess their state of Year 2000 readiness. This process is effectively complete; however, information continues to be updated regularly, thus the Partnership anticipates receiving additional information in the near future that will assist in determining the extent to which the Partnership may be vulnerable to those third parties' failure to remediate their Year 2000 issues. However, there can be no assurance that the systems of other companies, on which the Partnership's systems rely, will be timely converted, or converted in a manner that is compatible with the Partnership's systems, or that any such failures by other companies would not have a material adverse effect on the Partnership.

         Despite the Partnership's efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000 and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the pipeline system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational failures. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership intends to develop contingency plans for its critical systems, processes and external relationships.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At September 30, 1998, the Partnership had approximately 18.6 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance it believes to be adequate to cover product losses through circumstances beyond its control.

NOTE 9. SUBSEQUENT EVENTS

         On October 16, 1998, the Partnership announced an agreement to acquire substantially all of the assets of Duke Energy Transport and Trading Company ("DETTCO") from Duke Energy. The transaction is expected to close by December 1, 1998, subject to regulatory approval. In consideration for such assets, Duke Energy will

                             TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)

receive Class B Limited Partnership Units ("Class B Units"). The Class B Units will be substantially identical to the 29,000,000 Limited Partner Units currently outstanding, but they will not be listed on the New York Stock Exchange. The Class B Units will be convertible into Limited Partner Units upon approval by the Limited Partner Unitholders. If conversion is not approved within approximately sixteen months, the holder of the Class B Units will have the right to sell them to the Partnership at 95.5% of the market price of the Limited Partner Units.

         DETTCO, based in Oklahoma City, gathers, stores, transports and markets crude oil principally in Oklahoma and Texas; operates two trunkline natural gas liquids ("NGL") pipelines in South Texas; and distributes lube oil to industrial and commercial accounts through its wholly-owned subsidiary, Lubrication Services, Inc. DETTCO's crude oil gathering, transportation and storage assets include two major systems and various smaller systems. The Red River System, located on the Texas-Oklahoma border, is the larger system, with 960 miles of pipeline and 750,000 barrels of storage. The majority of crude oil is delivered to Cushing, Oklahoma via connecting pipelines, or to two local refineries. The South Texas System, located west of Houston, consists of 550 miles of pipeline and 550,000 barrels of storage. The majority of the crude oil on this system is delivered on a tariff basis to the Houston refining complex. Other crude oil assets, located primarily in Texas and Louisiana, consist of 310 miles of pipeline and 240,000 barrels of storage. The NGL pipelines are located along the Texas Gulf Coast. The Dean NGL Pipeline consists of 338 miles of pipeline originating in South Texas and terminating at Mont Belvieu, Texas, and has a capacity of 20,000 barrels per day. The Dean NGL Pipeline is currently supported by a 17,000 barrel per day take-or-pay commitment through 2002. The Wilcox NGL Pipeline is 90 miles long, has a capacity of 5,000 barrels per day and currently transports third party volumes at contract rates.

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

RESULTS OF OPERATIONS

         Net income for the quarter ended September 30, 1998 was $12.7 million, compared with net income of $11.4 million for the 1997 third quarter. The increase in net income resulted primarily from a $0.9 million increase in operating revenues and a $0.8 million decrease in interest expense. These increases in net income were partially offset by a $0.6 million increase in costs and expenses.

         For the nine months ended September 30, 1998, the Partnership reported a net loss of $34.3 million. The net loss included an extraordinary loss for early extinguishment of debt of $72.8 million, net of $0.7 million allocated to minority interest. Excluding the extraordinary loss, net income would have been $38.4 million for the first nine months of 1998, compared with net income of $42.4 million for the corresponding period in 1997. The $4.0 million decrease in income before loss on debt extinguishment resulted primarily from a $5.4 million decrease in operating revenues, a $1.3 million increase in costs and expenses and a $0.5 million decrease in capitalized interest. These variances were partially offset by a $3.1 million decrease in interest expense. See discussion below of factors affecting net income for the comparative periods.

         See volume and average tariff information below:

                                        QUARTER ENDED                           NINE MONTHS ENDED
                                        SEPTEMBER 30,        PERCENTAGE           SEPTEMBER 30,        PERCENTAGE
                                    ---------------------     INCREASE    -------------------------     INCREASE
                                       1998        1997      (DECREASE)       1998          1997       (DECREASE)
                                    ---------   ---------    ----------   ----------     ----------    ----------

VOLUMES DELIVERED
(in thousands of barrels)
    Refined products                  37,103       31,226        19%         96,797        90,820           7%
    LPGs                               6,845        9,041       (24%)        22,656        29,052         (22%)
    Mont Belvieu operations            6,890        7,782       (11%)        18,352        20,601         (11%)
                                    --------     --------      ----       ---------     ---------        ----
      Total                           50,838       48,049         6%        137,805       140,473          (2%)
                                    ========     ========      ====       =========     =========        ====

AVERAGE TARIFF PER BARREL
   Refined products                 $   0.95     $   0.91         4%      $    0.94     $    0.89           6%
   LPGs                                 1.55         1.64        (5%)          1.86          1.81           3%
   Mont Belvieu operations              0.14         0.14       --             0.15          0.14           7%
     Average system tariff          $   0.92     $   0.92       --        $    0.98     $    0.97           1%
                                    ========     ========      ====       =========     =========        ====

         Refined products transportation revenues increased $7.0 million for the quarter ended September 30, 1998, compared with the prior-year quarter, as a result of a 19% increase in volumes delivered and a 4% increase in the refined products average tariff per barrel. The increase in the volumes delivered resulted from favorable price differentials of motor fuel, distillate, jet fuel and natural gasoline in Midwest market areas served by the Partnership. The increase in the refined products average tariff per barrel reflects (i) an increase in the percentage of long-haul deliveries, (ii) higher tariff rates on barrels originating from the pipeline connection with Colonial Pipeline Company's ("Colonial") pipeline at Beaumont, Texas, and (iii) $0.6 million of revenue recognized in September 1998 related to a contract settlement and deficit transportation deferred in prior periods.

         LPGs transportation revenues decreased $4.2 million for the quarter ended September 30, 1998, compared with the third quarter of 1997, due to a 24% decrease in volumes delivered and a 5% decrease in the LPGs average tariff per barrel. The decrease was comprised of a $3.9 million decrease in propane revenue and a $0.3 million decrease in butane revenue. The decrease in propane revenue was primarily due to greater amounts of Canadian supply being imported into the Partnership's Midwest and Northeast market areas as well as lower demand from a Midwest petrochemical facility served by the Partnership. The decrease in butane revenue was attributable to lower feed stock demand from Philadelphia area refineries. The decrease in the LPGs average tariff per barrel resulted from the decreased percentage of long-haul deliveries.

         For the nine months ended September 30, 1998, refined products transportation revenues increased $9.5 million, compared with the corresponding period in 1997, due to a 7% increase in volumes delivered and a 6% increase in the refined products average tariff per barrel. The increase in volumes delivered was due to favorable Midwest price differentials for motor fuel, distillate, jet fuel and natural gasoline. Additionally, the full-period impact of increased delivery capacity from the expansion of the Ark-La-Tex system between Shreveport, Louisiana, and El Dorado, Arkansas, which was placed in service on March 31, 1997, and increased origin capability from the completion of the connection with Colonial's pipeline on May 1, 1997 contributed to the increase. The increase in the refined products average tariff per barrel reflects new tariff structures for volumes transported on the expanded portion of the Ark-La-Tex system, barrels originating from the pipeline connection with Colonial's pipeline and tariff rate increases on selective refined products tariffs, averaging 1.7%, effective July 1, 1997.

         LPGs transportation revenues decreased $10.4 million during the nine months ended September 30, 1998, compared with the same period in 1997, due to a 22% decrease in volumes delivered, partially offset by a 3% increase in the LPGs average tariff per barrel. Propane revenues decreased $10.9 million, or 24%, from the prior year primarily due to decreased propane deliveries in the Midwest and Northeast market areas attributable to warmer winter and spring weather during 1998 and unfavorable differentials versus competing Canadian product. The decrease in propane revenue was partially offset by a $0.5 million increase in butane revenues primarily due to increased feed stock demand at refineries in the upper Midwest and the resumption of operations during the second quarter of 1997 at a Northeast area refinery served by the Partnership. The 3% increase in the LPGs average tariff per barrel resulted primarily from a 33% decrease in short-haul propane deliveries, which have lower tariffs, along the upper Texas Gulf Coast.

         Revenues generated from Mont Belvieu operations decreased during both the quarter and nine months ended September 30, 1998, compared with the corresponding periods in 1997, primarily due to lower storage revenue, lower product receipt charges and decreased propane dehydration fees. Additionally, Mont Belvieu shuttle deliveries decreased 11% during both the quarter and nine months ended September 30, 1998, compared with the prior year periods, due to lower petrochemical demand for LPGs along the upper Texas Gulf Coast.

         Other operating revenues decreased $0.9 million during the third quarter of 1998, as compared with the third quarter of 1997, primarily due to lower amounts of butane received in the Midwest for summer storage, unfavorable product location exchange differentials incurred to position system inventory, and decreased refined products terminaling revenues. These decreases were partially offset by $1.8 million of operating revenues from the fractionator facilities acquired on March 31, 1998.

         During the nine months ended September 30, 1998, other operating revenues decreased $3.1 million, as compared to the same period in 1997, primarily due to decreased product inventory volumes sold, unfavorable product location exchange differentials incurred to position system inventory, lower amounts of butane received in the Midwest for summer storage and decreased terminaling revenues. These decreases were partially offset by $3.7 million of operating revenues from the fractionator facilities acquired on March 31, 1998.

         Costs and expenses increased $0.6 million for the quarter ended September 30, 1998, compared with the third quarter of 1997, primarily due to a $1.6 million increase in operating, general and administrative expenses and a $0.6 million increase in depreciation and amortization expense, partially offset by a $1.2 million decrease in operating fuel and power expense and a $0.4 million decrease in taxes - other than income. The increase in operating, general and administrative expenses was primarily attributable to an insurance recovery of environmental litigation costs recorded in the third quarter of 1997, increased product measurement losses and increased contract services. These increases in operating, general and administrative expenses were partially offset by expenses recorded for environmental remediation at the Partnership's Seymour, Indiana, terminal in the third quarter of 1997. Depreciation and amortization expense increased as a result of amortization of the value assigned to the Fractionation Agreement beginning on March 31, 1998. The decrease in operating fuel and power expense was primarily due to increased mainline pumping efficiencies and lower summer peak power rates in Arkansas. The decrease in taxes - other than income, was attributable to a credit recorded during the third quarter of 1998 to reflect downward revisions of 1997 estimated property taxes.

         Costs and expenses increased $1.3 million for the nine-months ended September 30, 1998, compared with the same period in 1997, primarily due to a $2.5 million increase in operating, general and administrative expenses and a $1.6 million increase in depreciation and amortization expense, partially offset by a $2.5 million decrease in operating fuel and power expense. The increase in operating, general and administrative expenses was primarily due to the same factors noted above related to the third quarter, as well as the full-period impact of expense related to the capacity lease with Colonial, which commenced in May 1997, and $0.5 million of expense recorded to write down the book-value of product inventory to market-value at June 30, 1998. Depreciation and amortization expense increased as a result of amortization of the value assigned to the Fractionation Agreement beginning on March 31, 1998, and the completion of construction projects throughout 1997 and 1998. The decrease in operating fuel and power expense was primarily due to lower long-haul LPGs transportation volumes, increased mainline pumping efficiencies and lower summer peak power rates in Arkansas.

         Interest expense decreased during both the quarter and nine-months ended September 30, 1998, compared with the same periods in 1997, as a result of the payment on January 27, 1998 of the remaining $326.5 million principal balance of the First Mortgage Notes, partially offset by interest expense on the Senior Notes issued on January 27, 1998, and interest expense of the $38 million term-loan used to finance the purchase of the fractionation assets on March 31, 1998. Additionally, the $13 million principal payment on the First Mortgage Notes in March 1997, resulted in lower interest expense during the nine-month period ended September 30, 1998, compared with the same period in 1997.

         Capitalized interest decreased $0.5 million during the nine-month period ended September 30, 1998, compared with the corresponding period in 1997, as a result of lower construction balances related to capital projects.

         Other income increased during the quarter ended September 30, 1998, compared with the third quarter of 1997, primarily due to a $0.5 million loss on the sale of non-carrier assets in August 1997. During the nine months ended September 30, 1998, other income increased from the corresponding period in 1997 as a result of a $0.4 million gain on the sale of non-carrier assets in June 1998. During both the quarter and nine-months ended September 30, 1998, compared with the same periods in 1997, interest income decreased as a result of lower cash balances in 1998.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the nine-month period ended September 30, 1998, totaled $55.4 million, comprised primarily of $57.8 million of income before extraordinary loss on early extinguishment of debt and charges for depreciation and amortization, partially offset by $2.2 million of cash used for working capital changes. This compares with cash flows from operations of $51.0 million for the corresponding period in 1997, which was comprised of $60.1 million of income before charges for depreciation and amortization, partially offset by $9.5 million used for working capital changes. The decrease in cash used for working capital changes during the nine month period ended September 30, 1998, as compared with the same period in 1997, resulted primarily from lower interest payments during 1998 and collection in 1998 of receivable balances from insurance claims settled in September 1997. Net cash from operations for the nine months ended September 30, 1998 and 1997 included interest payments of $26.8 million and $33.6 million, respectively.

         Cash flows used in investing activities during the first nine months of 1998 included $40.0 million for the purchase price of the fractionation assets and related intangible assets and $15.2 million of capital expenditures, partially offset by $2.1 million from investment maturities and $0.5 million received from the sale of non-carrier assets. Cash flows used in investing activities during the first nine months of 1997 included $24.5 million of capital expenditures and $3.9 million of additional cash investments, partially offset by $18.0 million from investment maturities, $1.4 million received from the sale of non-carrier assets and $1.0 million of insurance proceeds related to the replacement value of a 20-inch diameter auxiliary pipeline at the Red River in central Louisiana, which was damaged in 1994 and subsequently removed from service. Capital expenditures are expected to total approximately $23 million for the full year of 1998. The Partnership revises capital spending periodically in response to changes in cash flows and operations. Interest income earned on all investments is included in cash from operations.

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

         The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations of the Operating Partnership and will rank on a parity with all other unsecured and unsubordinated indebtedness of the Operating Partnership. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting (i) the creation of liens securing indebtedness and (ii) sale and leaseback transactions. However, the indenture does not limit the Partnership's ability to incur additional indebtedness.

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

         On July 21, 1998, the Partnership announced a two-for-one split of the Parent Partnership's outstanding Units. The Unit split entitled Unitholders of record at the close of business on August 10, 1998 to receive one additional Unit for each Unit held.

         The Partnership paid cash distributions of $42.1 million during the nine months ended September 30, 1998. Additionally, on October 16, 1998, the Partnership declared a cash distribution of $0.45 per Unit (adjusted for the two-for-one Unit split) for the three months ended September 30, 1998. The third quarter cash distribution was paid on November 6, 1998 to Unitholders of record on October 30, 1998.

OTHER MATTERS

     Regulatory and Environmental

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. The Partnership is currently negotiating with IDEM the clean-up levels to be attained at the Seymour terminal. The Partnership estimates that the costs of the remediation program to be proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $1.0 million at September 30, 1998). In the opinion of the Company, the completion of the remediation program to be proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

     Year 2000 Issues

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Company estimates that the amounts required to address the Year 2000 issue during 1998 and 1999 will range between approximately $5.0 million and $6.0 million. A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs to address the Year 2000 issue will not be significantly greater.

         The Partnership has adopted a three-phase Year 2000 program consisting of: Phase I - Preliminary Assessment; Phase II - Detailed Assessment and Remediation Planning; and Phase III - Remediation Activities and Testing. The Partnership has completed Phase I; Phase II is nearing completion; and Phase III is ongoing. Remediation activities and testing for systems deemed most critical are scheduled to be completed by mid-1999, with testing of all process controls and business computer systems completed during the third quarter of 1999.

         With respect to its third-party relationships, the Partnership has contacted its suppliers and service providers to assess their state of Year 2000 readiness. This process is effectively complete; however, information continues to be updated regularly, thus the Partnership anticipates receiving additional information in the near future that will assist in determining the extent to which the Partnership may be vulnerable to those third parties' failure to remediate their Year 2000 issues. However, there can be no assurance that the systems of other companies, on which the Partnership's systems rely, will be timely converted, or converted in a manner that is compatible with the Partnership's systems, or that any such failures by other companies would not have a material adverse effect on the Partnership.

         Despite the Partnership's efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000 and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the pipeline system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational failures. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership intends to develop contingency plans for its critical systems, processes and external relationships.

     Pending Transactions

         On October 16, 1998, the Partnership announced an agreement to acquire substantially all of the assets of Duke Energy Transport and Trading Company ("DETTCO") from Duke Energy. The transaction is expected to close by December 1, 1998, subject to regulatory approval. In consideration for such assets, Duke Energy will receive Class B Limited Partnership Units ("Class B Units"). The Class B Units will be substantially identical to the 29,000,000 Limited Partner Units currently outstanding, but they will not be listed on the New York Stock Exchange. The Class B Units will be convertible into Limited Partner Units upon approval by the Limited Partner Unitholders. If conversion is not approved within approximately sixteen months, the holder of the Class B Units will have the right to sell them to the Partnership at 95.5% of the market price of the Limited Partner Units.

         DETTCO, based in Oklahoma City, gathers, stores, transports and markets crude oil principally in Oklahoma and Texas; operates two trunkline natural gas liquids ("NGL") pipelines in South Texas; and distributes lube oil to industrial and commercial accounts through its wholly-owned subsidiary, Lubrication Services, Inc. DETTCO's crude oil gathering, transportation and storage assets include two major systems and various smaller systems. The Red River System, located on the Texas-Oklahoma border, is the larger system, with 960 miles of pipeline and 750,000 barrels of storage. The majority of crude oil is delivered to Cushing, Oklahoma via connecting pipelines, or to two local refineries. The South Texas System, located west of Houston, consists of 550 miles of pipeline and 550,000 barrels of storage. The majority of the crude oil on this system is delivered on a tariff basis to the Houston refining complex. Other crude oil assets, located primarily in Texas and Louisiana, consist of 310 miles of pipeline and 240,000 barrels of storage. The NGL pipelines are located along the Texas Gulf Coast. The Dean NGL Pipeline consists of 338 miles of pipeline originating in South Texas and terminating at Mont Belvieu, Texas, and has a capacity of 20,000 barrels per day. The Dean NGL Pipeline is currently supported by a 17,000 barrel per day take-or-pay commitment through 2002. The Wilcox NGL Pipeline is 90 miles long, has a capacity of 5,000 barrels per day and currently transports third party volumes at contract rates.

                                     *****

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

               10.15        First Amendment to Credit Agreement between TEPPCO Colorado, LLC,
                            SunTrust Bank, Atlanta, and Certain Lenders, effective June 29, 1998.

               22.1         Subsidiaries of the Partnership (Filed as Exhibit 22.1 to the
                            Registration Statement of TEPPCO Partners, L.P. (Commission File No.
                            33-32203) and incorporated herein by reference).

               27*          Financial Data Schedules as of and for the nine months ended September
                            30, 1998.

               ------------
               * Filed herewith.

     (b) Reports on Form 8-K filed during the quarter ended September 30, 1998:

         Report dated July 21, 1998, on Form 8-K was filed on July 23, 1998, pursuant to Item 5. and Item 7. of such form.

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

                               TEPPCO Partners, L.P.
                               (Registrant)

                               By: Texas Eastern Products Pipeline Company, General Partner

                                       /s/  CHARLES H. LEONARD
                               ----------------------------------------------
                                            Charles H. Leonard
                                 Senior Vice President, Chief Financial
                                          Officer and Treasurer

                               TE Products Pipeline Company, Limited Partnership (Registrant)

                               By: Texas Eastern Products Pipeline Company, General Partner

                                      /s/   CHARLES H. LEONARD
                               ----------------------------------------------
                                            Charles H. Leonard
                                 Senior Vice President, Chief Financial
                                          Officer and Treasurer


Date: November 10, 1998

                               INDEX TO EXHIBITS


 EXHIBIT
 NUMBER                         DESCRIPTION
 -------                        -----------

   27           Financial Data Schedules as of and for the nine months ended September 30, 1998.