Form 10-K
period 1998-12-31
TEPPCO PARTNERS LP
filed 1999-03-11
CIK 857644

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                               WHICH REGISTERED
            -------------------                           ------------------------
 LIMITED PARTNER UNITS REPRESENTING LIMITED               NEW YORK STOCK EXCHANGE
             PARTNER INTERESTS

        Securities registered pursuant to Section 12(g) of the Act: NONE Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 1, 1999 the aggregate market value of the registrant's Limited Partner Units held by non-affiliates was $653,480,681, which was computed using the average of the high and low sales prices of the Limited Partner Units on March 1, 1999.

     Limited Partner Units outstanding as of March 1, 1999: 29,000,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I
ITEMS 1.  Business and Properties.....................................     1
  AND 2.
ITEM 3.   Legal Proceedings...........................................    12
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    12

PART II
ITEM 5.   Market for Registrant's Units and Related Unitholder
          Matters.....................................................    12
ITEM 6.   Selected Financial Data.....................................    14
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    15
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
          Risks.......................................................    23
ITEM 8.   Financial Statements and Supplementary Data.................    23
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    23

PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........    23
ITEM 11.  Executive Compensation......................................    25
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    30
ITEM 13.  Certain Relationships and Related Transactions..............    31

PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    32

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

     TEPPCO Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed in March 1990. The Partnership operates through TE Products Pipeline Company, Limited Partnership (the "Products OLP") and TCTM, L.P. (the "Crude Oil OLP"). Collectively the Products OLP and the Crude Oil OLP are referred to as "the Operating Partnerships." The Partnership owns a 99% interest as the sole limited partner interest in both the Products OLP and the Crude Oil OLP. Texas Eastern Products Pipeline Company (the "Company" or "General Partner") owns a 1% general partner interest in the Partnership and 1% general partner interest in each Operating Partnership. The General Partner performs all management and operating functions required for the Partnership and the Operating Partnerships.

     The Partnership operates in two industry segments -- refined products and liquefied petroleum gases ("LPGs") transportation; and crude oil and natural gas liquids ("NGLs") transportation and marketing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 of the Notes to Consolidated Financial Statements contained elsewhere herein for additional segment information.

     On June 18, 1997, PanEnergy Corp ("PanEnergy") and Duke Power Company completed a previously announced merger. At closing, the combined companies became Duke Energy Corporation ("Duke Energy"). The Company, previously a wholly-owned subsidiary of PanEnergy, became an indirect wholly-owned subsidiary of Duke Energy on the date of the merger.

     Effective March 31, 1998, TEPPCO Colorado, LLC ("TEPPCO Colorado"), a wholly owned subsidiary of the Products OLP, purchased two fractionation facilities located in Weld County, Colorado, from Duke Energy Field Services, Inc. ("DEFS"), a wholly-owned subsidiary of Duke Energy. The transaction was accounted for under the purchase method of accounting.

     Effective November 1, 1998, the Crude Oil OLP, through its wholly owned subsidiary TEPPCO Crude Oil, LLC, acquired substantially all of the assets of Duke Energy Transport and Trading Company ("DETTCO") from Duke Energy. The transaction was accounted for under the purchase method of accounting. In consideration for such assets, Duke Energy received 3,916,547 Class B Limited Partnership Units ("Class B Units"). The Class B Units are substantially identical to the 29,000,000 Limited Partner Units, but they are not listed on the New York Stock Exchange. The Class B Units will be convertible into Limited Partner Units upon approval by the Limited Partner Unitholders. It is the Company's intention to seek approval for conversion, however, if conversion is not approved before March 2000, the holder of the Class B Units will have the right to sell them to the Partnership at 95.5% of the market price of the Limited Partner Units at the time of sale. Collectively, the Limited Partner Units and Class B Units are referred to as "Units."

REFINED PRODUCTS AND LPGS TRANSPORTATION

  Operations

     The operations of the refined products and LPGs transportation segment are conducted through the Products OLP. The Products OLP conducts business and owns properties located in 13 states. Operations consist of interstate transportation, storage and terminaling of petroleum products; short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas complex; sale of product inventory; fractionation of natural gas liquids (effective March 31, 1998); and other ancillary services.

     The Products OLP is one of the largest pipeline common carriers of refined petroleum products and LPGs in the United States. The Products OLP owns and operates an approximate 4,300-mile pipeline system (together with the receiving, storage and terminaling facilities mentioned below, the "Pipeline System" or "Pipeline" or "System") extending from southeast Texas through the central and midwestern United States to the northeastern United States. The Pipeline System includes delivery terminals for outloading product to other pipelines, tank trucks, rail cars or barges, as well as substantial storage capacity at Mont Belvieu, Texas, the largest LPGs storage complex in the United States, and at other locations. The Products OLP also owns two marine receiving terminals, one near Beaumont, Texas, and the other at Providence, Rhode Island. The Providence terminal is not physically connected to the Pipeline. As an interstate common carrier, the Pipeline System offers interstate transportation services, pursuant to tariffs filed with the Federal Energy Regulatory Commission ("FERC"), to any shipper of refined petroleum products and LPGs who requests such services, provided that the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. In addition to the revenues received by the Pipeline System from its interstate tariffs, it also receives revenues from the shuttling of LPGs between refinery and petrochemical facilities on the upper Texas Gulf Coast and ancillary transportation, storage and marketing services at key points along the System. Substantially all the petroleum products transported and stored in the Pipeline System are owned by the Partnership's customers. Petroleum products are received at terminals located principally on the southern end of the Pipeline System, stored, scheduled into the Pipeline in accordance with customer nominations and shipped to delivery terminals for ultimate delivery to the final distributor (e.g., gas stations and retail propane distribution centers) or to other pipelines. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of petroleum products. The Pipeline System is the only pipeline that transports LPGs to the Northeast.

     The Products OLP's business depends in large part on (i) the level of demand for refined petroleum products and LPGs in the geographic locations served by it and (ii) the ability and willingness of customers having access to the Pipeline System to supply such demand by deliveries through the System. The Partnership cannot predict the impact of future fuel conservation measures, alternate fuel requirements, governmental regulation, technological advances in fuel economy and energy-generation devices, all of which could reduce the demand for refined petroleum products and LPGs in the areas served by the Partnership.

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

     The Pipeline System includes 30 storage facilities with an aggregate storage capacity of 13 million barrels of refined petroleum products and 38 million barrels of LPGs, including storage capacity leased to outside parties. The Pipeline System makes deliveries to customers at 55 locations including 19 Partnership owned truck racks, rail car facilities and marine facilities. Deliveries to other pipelines occur at various facilities owned by the Partnership or by third parties.

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

  Major Business Sector Markets

     The Pipeline System's major operations are the transportation, storage and terminaling of refined petroleum products and LPGs along its mainline system, and the storage and short-haul transportation of LPGs associated with its Mont Belvieu operations. Product deliveries, in millions of barrels (MMBbls) on a regional basis, over the last three years were as follows:

                                                               PRODUCT DELIVERIES (MMBBLS)
                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Refined Products Transportation:
  Central(1)................................................    71.5       69.4       66.9
  Midwest(2)................................................    34.8       29.9       28.7
  Ohio and Kentucky.........................................    24.2       20.7       19.7
                                                               -----      -----      -----
          Subtotal..........................................   130.5      120.0      115.3
                                                               -----      -----      -----
LPGs Mainline Transportation:
  Central, Midwest and Kentucky(1)(2).......................    18.5       23.8       24.6
  Ohio and Northeast(3).....................................    13.5       18.2       17.0
                                                               -----      -----      -----
          Subtotal..........................................    32.0       42.0       41.6
                                                               -----      -----      -----
Mont Belvieu Operations:
  LPGs......................................................    25.1       27.8       22.5
                                                               -----      -----      -----
          Total Product Deliveries..........................   187.6      189.8      179.4
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

     Refined products and LPGs deliveries over the last three years were as follows:

                                                                 PRODUCT DELIVERIES
                                                                      (MMBBLS)
                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Refined Products Transportation:
  Gasoline..................................................   74.0     66.8     65.4
  Jet Fuels.................................................   23.8     22.4     20.7
  Middle Distillates(1).....................................   26.1     24.0     23.2
  MTBE/Toluene..............................................    6.6      6.8      6.0
                                                              -----    -----    -----
          Subtotal..........................................  130.5    120.0    115.3
                                                              -----    -----    -----
LPGs Mainline Transportation:
  Propane...................................................   25.5     34.7     35.2
  Butanes...................................................    6.5      7.3      6.4
                                                              -----    -----    -----
          Subtotal..........................................   32.0     42.0     41.6
                                                              -----    -----    -----
Mont Belvieu Operations:
  LPGs......................................................   25.1     27.8     22.5
                                                              -----    -----    -----
          Total Product Deliveries..........................  187.6    189.8    179.4
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

     Effective January 1, 1996, the Clean Air Act Amendments of 1990 mandated the use of reformulated gasolines in nine metropolitan areas of the United States, including the Houston and Chicago areas served by the System. A portion of the reformulated and oxygenated gasolines includes methyl tertiary butyl ether ("MTBE") as a major blending component. The Partnership has invested in modifications to the System needed to allow the Partnership to achieve increased revenues from the transportation and storage of MTBE as well as other blending components used in the production of reformulated gasolines.

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

     The Products OLP's ability to serve markets in the Northeast is enhanced by its propane import terminal at Providence, Rhode Island. This facility includes a 400,000-barrel refrigerated storage tank along with ship unloading and truck loading facilities. Although the terminal is operated by the Products OLP, the utilization of the terminal is committed by contract to a major propane marketer through May 2001.

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

     The Products OLP has approximately 33 million barrels of LPGs storage capacity, including storage capacity leased to outside parties, at the Mont Belvieu complex. The Products OLP's Mont Belvieu short-haul transportation shuttle system, consisting of a complex system of pipelines and interconnects, ties Mont Belvieu to virtually every refinery and petrochemical facility on the upper Texas Gulf Coast.

  Product Sales and Other

     The Products OLP also derives revenue from the sale of product inventory, terminaling activities and other ancillary services associated with the transportation and storage of refined petroleum products and LPGs.

     Effective March 31, 1998, operations also included fractionation of NGLs. NGL fractionation involves the separation of NGLs from processed natural gas into individual components (primarily ethane, propane, butanes and natural gasoline). The Partnership's two fractionator facilities are located in Weld County, Colorado. The Greeley Fractionator has a capacity of 378,000 gallons per day. The Spindle Fractionator has a capacity of 126,000 gallons per day. Effective with the purchase of the fractionation facilities, TEPPCO Colorado entered into a twenty-year Fractionation Agreement, under which TEPPCO Colorado receives a variable fee for all fractionated volumes delivered to DEFS. TEPPCO Colorado and DEFS also entered into a Operation and Maintenance Agreement, whereby DEFS operates and maintains the fractionation facilities. For these services, TEPPCO Colorado pays DEFS a set volumetric rate for all fractionated volumes delivered to DEFS. Revenues recognized from the fractionation facilities totaled $5.5 million from April 1, 1998 through December 31, 1998. All such revenue was received from DEFS pursuant to the Fractionation Agreement.

  Customers

     The Pipeline System's customers for the transportation of refined petroleum products include major integrated oil companies, independent oil companies and wholesalers. End markets for these deliveries are primarily (i) retail service stations, (ii) truck stops, (iii) agricultural enterprises, (iv) refineries (for MTBE and other blend stocks), and (v) military and commercial jet fuel users.

     Propane shippers include wholesalers and retailers who, in turn, sell to commercial, industrial, agricultural and residential heating customers, as well as utilities who use propane as a fuel source. Refineries constitute the Partnership's major customers for butane and isobutane, which are used as a blend stock for gasolines and as a feed stock for alkylation units, respectively.

     At December 31, 1998, the Pipeline System had approximately 140 customers. Transportation revenues (and percentage of total revenues) attributable to the top 10 shippers were $90 million (42%), $85 million (38%), and $81 million (38%) for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, billings to Marathon Ashland, LLC, a major integrated oil company, accounted for approximately 10% of the Products OLP's revenues. During 1997 and 1996, no single customer accounted for greater than 10% of the Products OLP's total revenues. Loss of a business relationship with a significant customer could have an adverse affect on the consolidated financial position, results of operations and liquidity of the Partnership.

  Competition

     The Pipeline System conducts operations without the benefit of exclusive franchises from government entities. Interstate common carrier transportation services are provided through the System pursuant to tariffs filed with the FERC.

     Because pipelines are generally the lowest cost method for intermediate and long-haul overland movement of refined petroleum products and LPGs, the Pipeline System's most significant competitors (other than indigenous production in its markets) are pipelines in the areas where the Pipeline System delivers products. Competition among common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. The General Partner believes the Products OLP is competitive with other pipelines serving the same markets; however, comparison of different pipelines is difficult due to varying product mix and operations.

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

CRUDE OIL AND NGLS TRANSPORTATION AND MARKETING

  Operations

     The Crude Oil OLP, through its wholly owned subsidiary TEPPCO Crude Oil, LLC ("TCO"), gathers, stores, transports and markets crude oil, NGLs and lube oils, principally in Oklahoma and Texas. This segment was added to the Partnership effective November 1, 1998 upon TCO's acquisition of the assets of DETTCO from Duke Energy.

     The Crude Oil OLP generally purchases crude oil at prevailing prices from producers at the wellhead, aggregates the crude oil into its pipeline system from its gathering lines and its trucking fleet, and transports the crude oil for sale to or exchange with customers. The Partnership's margins from its gathering, transportation and marketing operations are generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation.

     Generally, as the Crude Oil OLP purchases crude oil, it simultaneously establishes a margin by selling crude oil for physical delivery to third party users or by entering into a future delivery obligation with respect to futures contracts on the New York Mercantile Exchange. The Partnership seeks to maintain a balanced position until it makes physical delivery of the crude oil, thereby minimizing or eliminating exposure to price fluctuations occurring after the initial purchase. However, certain basis risks (the risk that price relationships between delivery points, classes of products or delivery periods will change) cannot be completely hedged or eliminated. It is the Partnership's policy not to acquire crude oil, futures contracts or other derivative products for the purpose of speculating on price changes.

  Properties

     The Crude Oil OLP is based in Oklahoma City. It operates crude oil pipelines principally in Oklahoma and Texas, and two trunkline NGL pipelines in South Texas. It also distributes lube oil to industrial and commercial accounts. The Crude Oil OLP's crude oil pipelines include two major systems and various smaller systems. The Red River System, located on the Texas-Oklahoma border, is the larger system, with 960 miles of pipeline and 750,000 barrels of storage. The majority of this pipeline's crude oil is delivered to Cushing, Oklahoma via connecting pipelines or to two local refineries. The South Texas System, located west of Houston, consists of 550 miles of pipeline and 550,000 barrels of storage. The majority of the crude oil on this system is delivered on a tariff basis to the Houston refining complex. Other crude oil assets, located primarily in Texas and Louisiana, consist of 310 miles of pipeline and 240,000 barrels of storage. The NGL pipelines are located along the Texas Gulf Coast. The Dean NGL Pipeline consists of 338 miles of pipeline originating in South Texas and terminating at Mont Belvieu, Texas, and has a capacity of 20,000 barrels per day. The Dean NGL Pipeline is currently supported by a 17,000 barrel per day take-or-pay commitment through 2002. The Wilcox NGL Pipeline is 90 miles long, has a capacity of 5,000 barrels per day and currently transports NGLs for DEFS from two of their processing plants. The Wilcox NGL Pipeline is currently supported by demand fees that are paid by DEFS through 2005. Through its wholly owned subsidiary Lubrication Services, LLC ("LSI"), the Crude Oil OLP distributes lube oils to pipeline operators, gatherers and processing industry participants. LSI's distribution networks are located in Colorado, Oklahoma, Southwest Kansas, East Texas, and Northwest Louisiana.

  Customers

     The Crude Oil OLP purchases crude oil primarily from major integrated oil companies and independent oil producers. Crude oil sales are primarily to major integrated oil companies and independent refiners. The loss of any single customer would not have a material adverse effect on the consolidated financial position, results of operations and liquidity of the Partnership.

  Competition

     The Crude Oil OLP's most significant competitors in its pipeline operations are primarily common carrier and proprietary pipelines owned and operated by major oil companies, large independent pipeline companies and other companies in the areas where its pipeline systems deliver crude oil and NGLs. Competition among common carrier pipelines is based primarily on posted tariffs, quality of customer service, knowledge of products and markets, and proximity to refineries and connecting pipelines. The crude oil gathering and marketing business is characterized by thin margins and intense competition for supplies of lease crude oil. A decline in domestic crude oil production has intensified competition among gatherers and marketers. Within the past few years, the number of companies involved in the gathering of crude oil in the United States has decreased as a result of business consolidations.

  Credit

     As crude oil or lube oils are marketed, the Partnership must determine the amount, if any, of credit to be extended to any given customer. Due to the nature of individual sales transactions, risk of non-payment and non-performance by customers is a major consideration in the Crude Oil OLP's business. The Crude Oil OLP manages its exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures. The Crude Oil OLP utilizes letters of credit, prepayments and guarantees for certain of its receivables.

     The Crude Oil OLP's credit standing is a major consideration for parties with whom the Crude Oil OLP does business. In connection with TCO's acquisition of DETTCO, Duke Energy agreed to provide up to $100 million of guarantee credit to the Crude Oil OLP through November 2001.

TITLE TO PROPERTIES

     The Partnership believes it has satisfactory title to all of its assets. Such properties are subject to liabilities in certain cases, such as customary interests generally contracted in connection with acquisition of the properties, liens for taxes not yet due, easements, restrictions, and other minor encumbrances. The Partnership believes none of these liabilities materially affects the value of such properties or the Partnership's interest therein or will materially interfere with their use in the operation of the Partnership's business.

CAPITAL EXPENDITURES

     Capital expenditures by the Partnership were $23.4 million for the year ended December 31, 1998. This amount includes capitalized interest of $0.8 million. Approximately $1.6 million was used for revenue-generating projects and $20.3 million was used for System integrity projects and for sustaining existing operations of the Products OLP. Capital expenditures related to the Crude Oil OLP totaled $0.7 million for the period from November 1, 1998 through December 31, 1998.

     In February 1999, the Partnership announced plans to construct three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The anticipated completion date is the fourth quarter of 2000. The cost of this project is expected to total approximately $72 million. Approximately $43 million is expected to be incurred in 1999, with the remainder in 2000. The Partnership expects the majority of this project will be financed through external borrowings.

     The Partnership estimates that the remaining capital expenditures for 1999 will be approximately $47 million. Approximately $20 million is expected to be used for the Products OLP and $27 million is expected to be used for the Crude Oil OLP. Substantially all expenditures related to the Products OLP are expected to be used for life-cycle replacements and to upgrade current facilities. Approximately $22 million of planned expenditures of the Crude Oil OLP are expected to be used in revenue-generating and cost-reduction projects, with the remainder to be used to maintain existing operations. The Partnership revises capital spending periodically in response to changes in cash flows and operations.

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

     Rates of interstate oil pipeline companies, like the Partnership, are currently regulated by FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year-to-year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable. With one immaterial exception, the Partnership has used the index methodology since the adoption thereof in 1996. The Partnership is considering requesting the FERC to allow the Partnership to utilize Market Based Rates for interstate shipments of refined petroleum products, while maintaining the index methodology for rates governing interstate shipments of LPGs. The Partnership does not believe that the adoption of Market Based Rates will have a material impact on the Partnership, since the Partnership's current rates are highly influenced by competitive factors, but Market Based Rates will provide the Partnership with rate flexibility.

     In a June 1996 decision, the FERC disallowed the inclusion of imputed income taxes in the cost-of-service tariff filing of Lakehead Pipeline Company, Limited Partnership ("Lakehead"), an unrelated oil pipeline limited partnership. The FERC's decision held that Lakehead was entitled to include an income tax allowance in its cost-of-service for income attributable to corporate partners but not on income attributable to individual partners. In 1997, Lakehead reached an agreement with its shippers on all contested rates and withdrew its appeal of the June 1996 decision. In January 1999, in another FERC proceeding, SFPP, L.P., the FERC followed its decision in Lakehead and held that SFPP may claim an income tax allowance with respect to income attributable to SFPP, Inc.'s general partnership interest and income attributable to corporations holding publicly traded limited partnership interests, but not for income attributable to non-corporate limited partners, both individuals and other entities. The decision also disallowed the income tax allowance attributable to SFPP, Inc.'s limited partnership interest under facts peculiar to the way SFPP held its limited partnership interests. Neither the FERC's decision in Lakehead nor the Administrative Law Judge's initial decision in SFPP, L.P. affects the Partnership's current rates and rate structure because the Partnership uses the index methodology to support its rates. However, the Lakehead and SFPP decisions might become relevant to the Partnership should it (i) elect in the future to use the cost-of-service methodology or (ii) be required to use such methodology to defend its indexed rates against a shipper protest alleging that an indexed rate increase substantially exceeds actual cost increases. Should such circumstances arise, there can be no assurance with respect to the effect of such precedents on the Partnership's rates in view of the uncertainties involved in this issue.

ENVIRONMENTAL MATTERS

     The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes its operations are in material compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from its operations, could result in substantial costs and liabilities to the Partnership.

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

     The primary federal law for oil spill liability is the Oil Pollution Act of 1990 ("OPA"), which addresses three principal areas of oil pollution -- prevention, containment and cleanup, and liability. It applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, shore facilities are required to file oil spill response plans with the appropriate agency being either the United States Coast Guard, the United States Department of Transportation Office of Pipeline Safety ("OPS") or the Environmental Protection Agency ("EPA"). Numerous states have enacted laws similar to OPA. Under OPA and similar state laws, responsible parties for a regulated facility from which oil is discharged may be liable for removal costs and natural resources damages. The General Partner believes that the Partnership is in material compliance with regulations pursuant to OPA and similar state laws.

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

     The Clean Air Act also introduced the new concept of federal operating permits for major sources of air emissions. Under this program, one federal operating permit (a "Title V" permit) is issued. The permit acts as an umbrella that includes all other federal, state and local preconstruction and/or operating permit provisions, emission standards, grandfathered rates, and record keeping, reporting, and monitoring requirements in a single document. The federal operating permit is the tool that the public and regulatory agencies use to review and enforce a site's compliance with all aspects of clean air regulation at the federal, state and local level. The Partnership has completed applications for all twelve facilities for which such regulations apply, and has received the final permit for three facilities.

  Solid Waste

     The Partnership generates hazardous and non-hazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. Amendments to RCRA require the EPA to promulgate regulations banning the land disposal of all hazardous wastes unless the wastes meet certain treatment standards or the land-disposal method meets certain waste containment criteria. In 1990, the EPA issued the Toxicity Characteristic Leaching Procedure, which substantially expanded the number of materials defined as hazardous waste. Certain wastewater and other wastes generated from the Partnership's business activities previously classified as nonhazardous are now classified as hazardous due to the presence of dissolved aromatic compounds. The Partnership utilizes waste minimization and recycling processes and has installed pre-treatment facilities to reduce the volume of its hazardous waste. The Partnership currently has three active on-site waste water treatment facilities. Operating expenses of these facilities have not had a material adverse effect on the financial position or results of operations of the Partnership.

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

     The Company was notified by the EPA in the fall of 1998 that it might have potential liability for waste material allegedly disposed by the Company at the Casmalia Disposal Site in Santa Barbara County, California. The EPA has offered the Company a de minimus settlement offer of $0.3 million to settle liability associated with the Company's alleged involvement. The Company believes based on the information furnished by the EPA that it has been erroneously named as an entity that disposed of waste material at the Casmalia Disposal Site. The Company intends to continue to vigorously pursue dismissal from this matter.

  Other Environmental Proceedings

     The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership estimates that the costs of the remediation program being proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $0.8 million at December 31, 1998). In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

     The Partnership received a compliance order from the Louisiana Department of Environmental Quality ("DEQ") during 1994 relative to potential environmental contamination at the Partnership's Arcadia, Louisiana facility, which may be attributable to the operations of the Partnership and adjacent petroleum terminals of other companies. The Partnership and all adjacent terminals have been assigned to the Groundwater Division of DEQ, in which a consolidated plan will be developed. The Partnership has finalized a negotiated Compliance Order with DEQ that will allow the Partnership to continue with a remediation plan similar to the one previously agreed to by DEQ and implemented by the Company. In the opinion of the General Partner, the completion of the remediation program being proposed by the Partnership will not have a future material adverse impact on the Partnership.

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

     The Partnership is also subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Partnership believes it is in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures.

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

     The Partnership is subject to OSHA Process Safety Management ("PSM") regulations which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable, or explosive chemicals. These regulations apply to any process which involves a chemical at or above the specified thresholds; or any process which involves a flammable liquid or gas, as defined in the regulations, stored on site in one location, in a quantity of 10,000 pounds or more. The Partnership utilizes certain covered processes and maintains storage of LPGs in pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling point without benefit of chilling or refrigeration are exempt. The Partnership believes it is in material compliance with the PSM regulations.

EMPLOYEES

     The Partnership does not have any employees, officers or directors. The General Partner is responsible for the management of the Partnership and Operating Partnerships. As of December 31, 1998, the General Partner had 740 employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

     On July 21, 1998, the Partnership announced a two-for-one split of the Partnership's outstanding Limited Partner Units. The Limited Partner Unit split entitled Unitholders of record at the close of business on August 10, 1998 to receive one additional Limited Partner Unit for each Limited Partner Unit held. All references to the number of Units and per Unit amounts have been restated to reflect the two-for-one split for all periods presented.

     The Limited Partner Units of the Partnership are listed and traded on the New York Stock Exchange under the symbol TPP. The high and low trading prices of the Limited Partner Units in 1998 and 1997, respectively, as reported in The Wall Street Journal, were as follows:

                                                    1998                  1997
                                             -------------------   -------------------
QUARTER                                        HIGH       LOW        HIGH       LOW
-------                                      --------   --------   --------   --------
First......................................  $30.3750   $25.0000   $22.0625   $20.1250
Second.....................................   30.6875    25.5000    22.9063    19.8125
Third......................................   29.4375    25.5000    26.5625    22.4375
Fourth.....................................   30.5625    23.2500    28.2500    25.0313

     Based on the information received from its transfer agent and from brokers/nominees, the Company estimates the number of beneficial Unitholders of Limited Partner Units of the Partnership as of March 1, 1999 to be approximately 21,500.

     The quarterly cash distributions applicable to 1997 and 1998 were as follows:

                                                                               AMOUNT
RECORD DATE                                        PAYMENT DATE               PER UNIT
-----------                                        ------------               --------
April 30, 1997.......................  May 9, 1997..........................   $0.375
July 31, 1997........................  August 8, 1997.......................    0.400
October 31, 1997.....................  November 7, 1997.....................    0.400
January 30, 1998.....................  February 6, 1998.....................    0.425

April 30, 1998.......................  May 8, 1998..........................    0.425
July 31, 1998........................  August 7, 1998.......................    0.450
October 30, 1998.....................  November 6, 1998.....................    0.450
January 29, 1999.....................  February 5, 1999.....................    0.450

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

                                                              YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------
                                            1998(1)        1997         1996         1995         1994
                                           ----------   ----------   ----------   ----------   ----------
                                             (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS AND OPERATING DATA)
INCOME STATEMENT DATA:
  Operating revenues:
     Sales of crude oil and petroleum
       products..........................   $214,463     $     --     $     --     $     --     $     --
     Transportation -- refined
       products..........................    119,854      107,304       98,641       96,190       89,442
     Transportation -- LPGs..............     60,902       79,371       80,219       70,576       73,458
     Transportation -- crude oil and
       NGLs..............................      3,392           --           --           --           --
     Mont Belvieu operations.............     10,880       12,815       11,811       13,570       12,290
     Other...............................     20,147       22,603       25,354       23,380       22,112
                                            --------     --------     --------     --------     --------
          Total operating revenues.......    429,638      222,093      216,025      203,716      197,302
  Purchases of crude oil and petroleum
     products............................    212,371           --           --           --           --
  Operating expenses.....................    110,363      106,771      105,182      103,938       94,337
  Depreciation and amortization..........     26,938       23,772       23,409       23,286       23,063
                                            --------     --------     --------     --------     --------
  Operating income.......................     79,966       91,550       87,434       76,492       79,902
  Interest expense -- net................    (28,989)     (32,229)     (33,534)     (34,987)     (36,076)
  Other income -- net....................      2,364        1,979        4,748        5,212        2,714
                                            --------     --------     --------     --------     --------
  Income before extraordinary item.......     53,341       61,300       58,648       46,717       46,540
  Extraordinary loss on debt
     extinguishment, net of minority
     interest(2).........................    (72,767)          --           --           --           --
                                            --------     --------     --------     --------     --------
  Net income (loss)......................   $(19,426)    $ 61,300     $ 58,648     $ 46,717     $ 46,540
                                            ========     ========     ========     ========     ========
  Basic and diluted income per Unit:(3)
     Before extraordinary item...........   $   1.61     $   1.95     $   1.89     $   1.54     $   1.57
     Extraordinary loss on debt
       extinguishment(2).................      (2.21)          --           --           --           --
                                            --------     --------     --------     --------     --------
     Net income (loss) per Unit..........   $  (0.60)    $   1.95     $   1.89     $   1.54     $   1.57
                                            ========     ========     ========     ========     ========
BALANCE SHEET DATA (AT PERIOD END):
  Property, plant and equipment -- net...   $671,611     $567,681     $561,068     $533,470     $540,577
  Total assets...........................    914,969      673,909      671,241      669,915      665,331
  Long-term debt (net of current
    maturities)..........................    427,722      309,512      326,512      339,512      349,512
  Class B Units..........................    105,036           --           --           --           --
  Partners' capital......................    227,186      302,967      290,311      276,381      269,599
CASH FLOW DATA:
  Net cash from operations...............   $ 93,215     $ 83,604     $ 86,121     $ 78,456     $ 70,082
  Capital expenditures...................    (23,432)     (32,931)     (51,264)     (25,967)     (20,826)
  Cash investments -- net................      2,357       18,860        4,148        6,527      (41,776)
  Distributions..........................    (56,774)     (49,042)     (45,174)     (40,342)     (34,720)

---------------

(1) Data reflects the operations of the fractionator assets effective March 31, 1998, and the operations of the crude oil and NGL assets purchased effective November 1, 1998.

(2) Extraordinary item reflects the loss related to the early extinguishment of the First Mortgage Notes on January 27, 1998.

(3) Per Unit amounts for all periods have been adjusted to reflect the two-for-one split on August 10, 1998. Per Unit calculation includes 3,916,547 Class B Units issued for the acquisition of the crude oil and NGL assets, effective November 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following information is provided to facilitate increased understanding of the 1998, 1997 and 1996 consolidated financial statements and accompanying notes of the Partnership included in the Index to Financial Statements on page F-1 of this report. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial position. Discussion included in "Other Matters" addresses key trends, future plans and contingencies. Throughout these discussions, management addresses items that are reasonably likely to materially affect future liquidity or earnings.

     Through its ownership of the Products OLP and the Crude Oil OLP, the Partnership operates in two industry segments -- refined products and LPGs transportation; and crude oil and NGLs transportation and marketing. The Partnership's reportable segments offer different products and services and are managed separately because each requires different business strategies.

     The Products OLP segment is involved in the transportation, storage and terminaling of petroleum products and the fractionation of NGLs. Revenues are derived from the transportation of refined products and LPGs, the storage and short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas, complex, sale of product inventory and other ancillary services. Labor and electric power costs comprise the two largest operating expense items of the Products OLP. Operations are somewhat seasonal with higher revenues generally realized during the first and fourth quarters of each year. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.

     The Crude Oil OLP segment is involved in the transportation and marketing of crude oil and NGLs. Revenues are earned from the gathering, storage, transportation and marketing of crude oil, NGLs and lube oils principally in Oklahoma and Texas. Operations of this segment are included from November 1, 1998, upon the acquisition from Duke Energy.

RESULTS OF OPERATIONS

     Summarized below is financial data by business segment (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Operating revenues:
  Refined Products and LPGs Transportation..................  $211,783   $222,093   $216,025
  Crude Oil and NGLs Transportation and Marketing...........   217,855         --         --
                                                              --------   --------   --------
          Total operating revenues..........................   429,638    222,093    216,025
                                                              --------   --------   --------
Operating income:
  Refined Products and LPGs Transportation..................    78,641     91,550     87,434
  Crude Oil and NGLs Transportation and Marketing...........     1,325         --         --
                                                              --------   --------   --------
          Total operating income............................    79,966     91,550     87,434
                                                              --------   --------   --------
Income before extraordinary item:
  Refined Products and LPGs Transportation..................    52,002     61,300     58,648
  Crude Oil and NGLs Transportation and Marketing...........     1,339         --         --
                                                              --------   --------   --------
          Total income before extraordinary item............  $ 53,341   $ 61,300   $ 58,648
                                                              ========   ========   ========

     For the year ended December 31, 1998, the Partnership reported a net loss of $19.4 million. The net loss included an extraordinary loss for early extinguishment of debt of $72.8 million, net of $0.7 million allocated to minority interest. Excluding the extraordinary loss, net income for the year would have been $53.3 million, compared with net income of $61.3 million for 1997. The $8.0 million decrease in income before loss on debt extinguishment resulted primarily from a $11.6 million decrease in operating income, partially offset by a $3.2 million decrease in interest expense, net of capitalized interest.

     Net income for the year ended December 31, 1997 increased 5% to $61.3 million, compared with net income of $58.6 million for the year ended December 31, 1996. The increase in net income resulted from a $6.1 million increase in operating revenues and a $1.3 million decrease in interest expense, net of capitalized interest. These increases were partially offset by a $2.0 million increase in costs and expenses, and a $2.7 million decrease in other income -- net. See discussion below of factors affecting net income for the comparative periods by business segment.

REFINED PRODUCTS AND LPGS TRANSPORTATION SEGMENT

     Volume and average tariff information for 1998, 1997 and 1996 is presented below:

                                                                                 PERCENTAGE
                                                                                  INCREASE
                                                YEARS ENDED DECEMBER 31,         (DECREASE)
                                            --------------------------------    ------------
                                              1998        1997        1996      1998    1997
                                            --------    --------    --------    ----    ----
                                               (IN THOUSANDS, EXCEPT TARIFF INFORMATION)
Volumes Delivered
  Refined products........................   130,467     119,971     115,262      9%      4%
  LPGs....................................    32,048      41,991      41,640    (24%)     1%
  Mont Belvieu operations.................    25,072      27,869      22,522    (10%)    24%
                                            --------    --------    --------    ----    ----
          Total...........................   187,587     189,831     179,424     (1%)     6%
                                            ========    ========    ========    ====    ====
Average Tariff per Barrel
  Refined products........................  $   0.92    $   0.89    $   0.86      3%      3%
  LPGs....................................      1.90        1.89        1.93      1%     (2%)
  Mont Belvieu operations.................      0.16        0.15        0.17      7%    (12%)
          Average system tariff per
            barrel........................  $   0.98    $   1.00    $   1.02     (2%)    (2%)
                                            ========    ========    ========    ====    ====

  1998 Compared to 1997

     Operating revenues for the year ended 1998 decreased 5% to $211.8 million from $222.1 million for the year ended 1997. This $10.3 million decrease resulted from an $18.5 million decrease in LPGs transportation revenues, a $2.5 million decrease in other operating revenues and a $1.9 million decrease in revenues generated from Mont Belvieu operations, partially offset by a $12.6 million increase in refined products transportation revenues.

     Refined products transportation revenues increased $12.6 million for the year ended December 31, 1998, compared with the prior year, as a result of the 9% increase in volumes delivered and a 3% increase in the refined products average tariff per barrel. The 9% increase in volumes delivered in 1998 was attributable to (i) favorable Midwest price differentials for motor fuel, distillate, jet fuel and natural gasoline; and (ii) the full-period impact of capacity expansions of the mainline System between El Dorado, Arkansas, and Seymour, Indiana, the Ark-La-Tex System between Shreveport, Louisiana, and El Dorado, and the connection to the Colonial pipeline at Beaumont, Texas. The 3% increase in the refined products average tariff per barrel reflects new tariff structures for volumes transported on the expanded portion of the Ark-La-Tex system and barrels originating from the pipeline connection with Colonial's pipeline.

     LPGs transportation revenues decreased $18.5 million for the year ended December 31, 1998, compared with the prior year, due to a 24% decrease in volumes delivered, partially offset by a 1% increase in the LPGs average tariff per barrel. Propane revenues decreased $16.7 million, or 25%, from the prior year primarily due to decreased propane deliveries in the Midwest and Northeast market areas attributable to warmer winter and spring weather during 1998 and unfavorable differentials versus competing Canadian product. Butane revenues decreased $1.7 million, or 13%, from the prior year due primarily to unfavorable blending economics in the Midwest and termination of a throughput agreement during the second quarter of 1998. Decreased petrochemical demand along the upper Texas Gulf Coast resulted in a 32% decrease in short-haul propane deliveries. The 1% increase in the LPGs average tariff per barrel resulted from an increase in 1998 of the ratio of long-haul to short-haul propane deliveries.

     Revenues generated from Mont Belvieu operations decreased $1.9 million for the year ended December 31, 1998, compared with the prior year, primarily due to lower storage revenue, lower product receipt charges and decreased propane dehydration fees. Additionally, Mont Belvieu shuttle deliveries decreased 10% during the year ended 1998, compared with the prior year, due to lower petrochemical and refinery demand for LPGs along the upper Texas Gulf Coast. The decrease in the Mont Belvieu shuttle deliveries was largely offset by a 7% increase in the average tariff per barrel attributable to a lower percentage in 1998 of contract deliveries, which generally carry lower tariffs.

     Other operating revenues decreased $2.5 million during the year ended December 31, 1998, compared with 1997, primarily due to decreased product inventory volumes sold, unfavorable product location exchange differentials incurred to position system inventory, lower amounts of butane received in the Midwest for summer storage and decreased terminaling revenues. These decreases were partially offset by $5.5 million of operating revenues from the fractionator facilities acquired on March 31, 1998.

     Costs and expenses increased $2.6 million during the year ended December 31, 1998, compared with the prior year, due to a $3.7 million increase in operating, general and administrative expenses and a $2.3 million increase in depreciation and amortization charges, partially offset by a $3.0 million decrease in operating fuel and power expense and a $0.4 million decrease in taxes -- other than income. The increase in operating, general and administrative expenses was primarily attributable to $3.4 million of expense to write down the book-value of product inventory to market-value, credits of $3.0 million recorded during 1997 for insurance recovery of past litigation costs related to the Seymour terminal, a $0.9 million increase in expenses related to Year 2000 activities, $0.6 million of expense related to the fractionator facilities acquired on March 31, 1998, and increased product measurement losses. These increases in operating, general and administrative expenses were partially offset by expenses recorded for environmental remediation at the Partnership's Seymour, Indiana, terminal in the third quarter of 1997, and lower supplies and services related to pipeline operations and maintenance. Depreciation and amortization expense increased as a result of amortization of the value assigned to the Fractionation Agreement beginning on March 31, 1998, and capital additions placed in service. Operating fuel and power expense decreased from the prior year due primarily to increased mainline pumping efficiencies, lower long-haul LPGs volumes and lower summer peak power rates in Arkansas.

     Interest expense decreased $3.9 million during the year ended December 31, 1998, compared with 1997, as a result of the repayment on January 27, 1998 of the remaining $326.5 million principal balance of the First Mortgage Notes, partially offset by interest expense on the $390.0 million principal amount of the Senior Notes issued on January 27, 1998, and interest expense on the $38.0 million term-loan used to finance the purchase of the fractionation assets on March 31, 1998. The weighted average interest rate of the $326.5 million principal amount of the First Mortgage Notes was 10.09%, compared with the weighted average interest rate of the $390.0 million principal amount of the Senior Notes of 7.02%. The interest rate on the $38.0 million term loan is 6.53%. Interest capitalized decreased $0.7 million from the prior year as a result of lower construction balances related to capital projects.

     Other income -- net increased during the year ended December 31, 1998, compared with the prior year, as a result of a $0.4 million gain on the sale of non-carrier assets in June 1998 and a $0.5 million loss on the sale of non-carrier assets in August 1997. These factors were partially offset by lower interest income earned on cash investments in 1998.

  1997 Compared to 1996

     Operating revenues for the year ended 1997 increased 3% to $222.1 million from $216.0 million for the year ended 1996. This $6.1 million increase resulted from a $8.7 million increase in refined products transportation revenues and a $1.0 million increase in revenues generated from Mont Belvieu operations, partially offset by a $0.8 million decrease in LPGs transportation revenues and a $2.7 million decrease in other operating revenues.

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

     Other operating revenues decreased $2.7 million during the year ended December 31, 1997, compared with 1996, as a result of lower volumes of product sold in 1997, lower propane imports at the Partnership's marine terminal at Providence, Rhode Island, reduced refined products storage volumes and write-downs of product inventory values as a result of higher volumes of product blends in 1997. These decreases were partially offset by increased terminaling revenues.

     Costs and expenses increased $2.0 million during the year ended December 31, 1997, compared with the prior year, due to a $2.4 million through-put related increase in operating fuel and power expense, a $1.0 million increase in taxes -- other than income taxes, and a $0.4 million increase in depreciation and amortization charges, partially offset by a $1.8 million decrease in operating, general and administrative expenses. The increase in taxes -- other than income taxes, was due primarily to higher property tax assessments in 1997 and increased sales taxes in 1997. The decrease in operating, general and administrative expenses was primarily attributable to credits of $3.0 million recorded during 1997 for insurance reimbursement of past litigation costs related to the Seymour terminal, decreased outside service costs for System maintenance and lower product measurement losses in 1997. The decrease in operating, general and administrative expenses was partially offset by increased labor and benefits expense and rental expense of the Colonial capacity lease.

     Interest expense decreased $1.2 million during the year ended December 31, 1997, compared with 1996, due to the $13.0 million principal payment on the First Mortgage Notes in March 1997. Interest capitalized increased $0.1 million over the prior year as a result of higher construction balances related to capital projects, which commenced during 1996, and were completed during 1997.

     Other income -- net decreased during the year ended December 31, 1997, compared with the prior year, due primarily to lower interest income earned on cash balances as a result of lower cash balances during 1997, and a $0.5 million loss recorded on the sale of the Partnership's Arkansas City, Arkansas, terminal.

CRUDE OIL AND NGLS TRANSPORTATION AND MARKETING SEGMENT

     Margin and volume information for the two months ended December 31, 1998 is presented below:

Margins (dollars in thousands):
  Crude oil transportation...............................  $    2,787    51%
  Crude oil marketing....................................       1,253    23%
  NGL transportation.....................................       1,062    19%
  LSI....................................................         382     7%
                                                           ----------   ----
          Total margin...................................  $    5,484   100%
                                                           ==========   ====
Barrels per day:
  Crude oil transportation...............................      90,963
  Crude oil marketing....................................     278,176
  NGL transportation.....................................      11,919
LSI volume (total gallons):..............................   1,140,000
Margin per barrel:
  Crude oil transportation...............................      $0.504
  Crude oil marketing....................................      $0.071
  NGL transportation.....................................      $1.515
LSI margin (per gallon):.................................      $0.335

  Two Months Ended December 31, 1998

     The crude oil and NGLs transportation and marketing segment was added to the Partnership's operations with the acquisition of the DETTCO assets effective November 1, 1998. The acquisition was accounted for as a purchase for accounting purposes. Accordingly, only operations from November 1, 1998 have been included in the Partnership's financial statements. Comparative pro forma financial information has not been provided as the acquisition was not considered a significant purchase business combination pursuant to Regulation S-X. Net income contributed by the crude oil transportation and marketing segment totaled $1.3 million for the two months ended December 31, 1998.

     Margin is a more meaningful measure of financial performance than operating revenues and operating expenses due to the significant fluctuations in revenues and expense caused by the level of marketing activity. Margin is calculated as revenues generated from crude oil and lube oil sales and crude oil and NGLs transportation less the cost of crude oil and lube oil purchases. During the two months ended December 31, 1998, crude oil transportation and NGL transportation contributed 51% and 19% of the margin, respectively, while crude oil marketing operations accounted for 23% of the margin. Operations of LSI contributed $0.4 million, or 7%, of the margin for the two month period ended December 31, 1998.

     Operating, general and administrative expenses of the crude oil and NGLs transportation and marketing segment totaled $3.2 million, or 58% of the margin. Depreciation and amortization expenses and taxes -- other than income totaled $1.0 million, or 18% of the margin.

FINANCIAL CONDITION AND LIQUIDITY

     Net cash from operations for the year ended December 31, 1998, totaled $93.2 million, comprised primarily of $80.3 million of income before extraordinary loss on early extinguishment of debt and charges for depreciation and amortization, and $12.9 million of cash provided from working capital changes. This compares with cash flows from operations of $83.6 million for the year ended 1997, which was comprised of $85.1 million of income before charges for depreciation and amortization, partially offset by $1.5 million used for working capital changes. The $12.9 million of cash provided by working capital changes resulted primarily from crude oil marketing activity during November and December 1998. Net cash from operations for the year ended December 31, 1996 totaled $86.1 million, which was comprised of $82.1 million of income before charges for depreciation and amortization and $4.0 million of cash provided by other working capital changes. Net cash from operations includes interest payments of $27.0 million, $33.6 million and $34.7 million for each of the years ended 1998, 1997 and 1996, respectively.

     The Partnership routinely invests excess cash in liquid investments as part of its cash management program. Investments of cash in discounted commercial paper and Eurodollar time deposits with original maturities at date of purchase of 90 days or less are included in cash and cash equivalents. Short-term investments of cash consist of investment-grade corporate notes with maturities during 1999. Long-term investments are comprised of investment-grade corporate notes with varying maturities between 2000 and 2003. Interest income earned on all investments is included in cash from operations. Cash flows from investing activities included proceeds from investments of $3.1 million, $25.0 million and $18.6 million for each of the years ended 1998, 1997 and 1996, respectively. Cash flows from investing activities also included additional investments of $0.7 million, $6.2 million and $14.4 million for each of the years ended 1998, 1997 and 1996, respectively. Cash balances related to the investment of cash and proceeds from the investment of cash were $57.2 million, $56.1 million and $65.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Capital expenditures totaled $23.4 million for the year ended December 31, 1998, compared with capital expenditures of $32.9 million for the year ended December 31, 1997. The decrease in 1998 reflects lower spending for revenue-generating projects due to higher construction costs incurred in 1997 for completion of expansion projects started in 1996. Such projects included the replacement of approximately 54 miles of an 8-inch diameter line with a 10-inch diameter line between Shreveport, Louisiana, and El Dorado, Arkansas, which was placed in service on March 31, 1997; pipeline modifications to increase mainline capacity by 50,000 barrels per day between El Dorado and Seymour, Indiana, which was completed during the first quarter of 1997; and expenditures to complete the pipeline connection to Colonial Pipeline Company's ("Colonial") pipeline at Beaumont, Texas, which was placed in service on May 1, 1997. Capital expenditures for 1996 totaled $51.3 million. The large amount of capital expenditures in 1996 related to the projects identified above. Capital expenditures for System integrity projects and for sustaining existing operations totaled $21.1 million, $18.9 million and $12.1 million for each of the years ended 1998, 1997 and 1996, respectively.

     On July 21, 1998, the Partnership announced a two-for-one split of the Partnership's outstanding Limited Partner Units. The Limited Partner Unit split entitled Unitholders of record at the close of business on August 10, 1998 to receive one additional Limited Partner Unit for each Limited Partner Unit held. All per Limited Partner Unit amounts have been adjusted to reflect the two-for-one Unit split.

     The Partnership paid cash distributions of $56.8 million ($1.75 per Limited Partner Unit), $49.0 million ($1.55 per Limited Partner Unit) and $45.2 million ($1.45 per Limited Partner Unit) for each of the years ended December 31, 1998, 1997 and 1996, respectively. On January 15, 1999, the Partnership declared a cash distribution of $0.45 per Limited Partner Unit and Class B Unit for the quarter ended December 31, 1998. The Class B Unit distribution was prorated for the 61 day period from issuance on November 1, 1998. The distribution of $16.0 million was paid on February 5, 1999, to Unitholders of record on January 29, 1999.

     On January 27, 1998, the Products OLP completed the issuance of $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028 may be redeemed at any time after January 15, 2008, at the option of the Products OLP, in whole or in part, at a premium. Net proceeds from the issuance of the Senior Notes totaled approximately $386 million and was used to repay in full the $61.0 million principal amount of the 9.60% Series A First Mortgage Notes, due 2000, and the $265.5 million principal amount of the 10.20% Series B First Mortgage Notes, due 2010. The premium for the early redemption of the First Mortgage Notes totaled $70.1 million. The repayment of the First Mortgage Notes and the issuance of the Senior Notes reduced the level of cash required for debt service until 2008. The Partnership recorded an extraordinary charge of $73.5 million during the first quarter of 1998 (including $0.7 million allocated to minority interest), which represents the redemption premium of $70.1 million and unamortized debt issue costs related to the First Mortgage Notes of $3.4 million.

     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations of the Products OLP and will rank on a parity with all other unsecured and unsubordinated indebtedness of the Products OLP. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting (i) the creation of liens securing indebtedness and (ii) sale and leaseback transactions. However, the indenture does not limit the Partnership's ability to incur additional indebtedness.

     In connection with the purchase of the fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank. Proceeds from the loan were received on April 21, 1998. The loan bears interest at a rate of 6.53%, which is payable quarterly. The principal balance of the loan is payable in full on April 21, 2001. The Products OLP is guarantor on the loan.

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

     The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership estimates that the costs of the remediation program being proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $0.8 million at December 31, 1998). In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

  Year 2000 Issues

     In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership incurred approximately $1.3 million of expense during 1997 and 1998 related to the Year 2000 issue. The Company estimates the remaining amounts required to address the Year 2000 issue will be approximately $5.0 million. A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs to address the Year 2000 issue will not be significantly greater.

     The Partnership has adopted a three-phase Year 2000 program consisting of:
Phase I -- Preliminary Assessment; Phase II -- Detailed Assessment and Remediation Planning; and Phase III -- Remediation Activities and Testing. The Products OLP has completed Phase I; Phase II is nearing completion; and Phase III is ongoing. The Crude Oil OLP is nearing completion of Phase I. Remediation Activities and Testing for systems deemed most critical are scheduled to be completed by mid-1999, with testing of all process controls and business computer systems completed during the third quarter of 1999.

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

     Despite the Partnership's efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000 and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the pipeline system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational failures. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership will complete contingency plans for its critical systems, processes and external relationships by mid-fourth quarter of 1999.

  Other

     During June 1997, the Partnership filed rate increases on selective refined products tariffs and LPGs tariffs, averaging 1.7%. These rate increases became effective July 1, 1997 without suspension or refund obligation. On July 1, 1998, general rate decreases of 0.62% for both refined products tariffs and LPGs tariffs became effective. The rate decreases were calculated pursuant to the index methodology promulgated by the FERC.

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

     In February 1999, the Partnership announced plans to construct three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The anticipated completion date is the fourth quarter of 2000. The cost of this project is expected to total approximately $72 million. Approximately $43 million is expected to be incurred in 1999, with the remainder in 2000. The Partnership expects the majority of this project will be financed through external borrowings.

     The matters discussed herein include "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that the Partnership expects or anticipates will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Partnership's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Partnership's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Partnership, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Partnership. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that actual results or developments anticipated by the Partnership will be realized or, even if realized, that they will have the expected consequences to or effect on the Partnership or its business or operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Partnership may be exposed to market risk through changes in commodity prices and interest rates as discussed below. The Partnership has no foreign exchange risks.

     The Partnership mitigates exposure to commodity price fluctuations by maintaining a balanced position between crude oil purchases and sales. As a hedging strategy to manage crude oil price fluctuations, the Partnership occasionally enters into futures contracts on the New York Mercantile Exchange, and makes limited use of other derivative instruments. It is the Partnership's policy not to acquire crude oil, futures contracts or other derivative products for the purpose of speculating on price changes. Market risks associated with commodity derivatives were not material at December 31, 1998.

     At December 31, 1998, the Partnership's had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). Additionally, the Partnership's had a $38 million bank loan outstanding from SunTrust Bank. The SunTrust loan bears interest at a fixed rate of 6.53% and is payable in full in April 2001. At December 31, 1998, the estimated fair value of the Senior Notes and the SunTrust loan was approximately $406.6 million and $39.3 million, respectively.

     On November 30, 1998, the Crude Oil OLP entered into a $30 million Revolving Credit Agreement ("Revolver") with Duke Capital Corporation ("Duke Capital"), a wholly owned subsidiary of Duke Energy. The Revolver has a six-month term and bears interest at the one month LIBOR rate plus 0.50%. At December 31, 1998, there was no outstanding balance under the Revolver.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Partnership, together with the independent auditors' report thereon of KPMG LLP, begin on page F-1 of this report.

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

     William L. Thacker, age 53, was elected a director of the General Partner in 1992 and Chairman of the Board in October 1997. Mr. Thacker was elected President and Chief Operating Officer in September 1992 and Chief Executive Officer in January 1994. Prior to joining the Company, Mr. Thacker was President of Unocal Pipeline Company from 1986 until 1992.

     Fred J. Fowler, age 53, is Vice Chairman of the Board of the General Partner and is Chairman of the Compensation Committee. He was elected a director in November 1998. Mr. Fowler is group president, energy transmission of Duke Energy. Mr. Fowler joined PanEnergy in 1985 and served in a variety of positions in marketing, transportation and exchange. He was appointed group vice president of PanEnergy in 1996.

     Richard J. Osborne, age 48, was elected a director of the General Partner in October 1998. Mr. Osborne is executive vice president and chief financial officer of Duke Energy. He previously served as vice president and chief financial officer of Duke Energy from 1991 to 1997. Mr. Osborne joined Duke Energy in 1975.

     Jim W. Mogg, age 50, was elected a director of the General Partner in October 1997. Mr. Mogg is president and chief executive officer of Duke Energy Field Services, Inc. Mr. Mogg was previously president of Centana Energy Corporation and senior vice president for Panhandle Eastern Pipe Line Company. Mr. Mogg joined Panhandle Eastern Pipe Line Company in 1973.

     Ruth G. Shaw, age 51, was elected a director of the General Partner in December 1997. Ms. Shaw is executive vice president and chief administrative officer of Duke Energy. Ms. Shaw joined Duke Power Company in 1992 as vice president of corporate communications. In April 1994, she was elected senior vice president, corporate resources and chief administrative officer. Ms. Shaw is a director of First Union Corp. and Avado Brands, Inc.

     Carl D. Clay, age 66, is a director of the General Partner and a member of the Compensation and Audit Committees. He was elected in January 1995. Mr. Clay retired from Marathon Oil Company in 1994 after 33 years during which he served as director of transportation and logistics and president of Marathon Pipe Line Company.

     Derrill Cody, age 60, is a director of the General Partner having been elected in 1989. He is the Chairman of the Audit Committee and serves on the Compensation Committee of the General Partner. Mr. Cody is presently of counsel to McKinney, Stringer & Webster, P.C., which represents Duke Energy in certain matters. He is also an advisor to Duke Energy pursuant to a personal contract. Mr. Cody served as Chief Executive Officer of Texas Eastern Gas Pipeline Company from 1987 to 1989. Mr. Cody is also a director of Barrett Resources Corporation.

     John P. DesBarres, age 59, is a director of the General Partner, having been elected in May 1995. He is a member of the Compensation and Audit Committees. Mr. DesBarres was formerly chairman, president and chief executive officer of Transco Energy Company from 1992 to 1995. He joined Transco in 1991 as president and chief executive officer. Prior to joining Transco, Mr. DesBarres served as chairman, president and chief executive officer for Santa Fe Pacific Pipelines, Inc. from 1988 to 1991.

     Milton Carroll, age 49, was elected a director of the General Partner in November 1997 and is a member of the Compensation and Audit Committees. Mr. Carroll founded and has been president and chief executive officer of Instrument Products, Inc., a manufacturer of oil field tools and other precision products, since 1977. Mr. Carroll is a director of Reliant Energy, Seagull Energy Corp., and Blue Cross Blue Shield of Texas.

     Charles H. Leonard, age 50, is Senior Vice President, Chief Financial Officer and Treasurer of the General Partner. Mr. Leonard joined the Company in 1988 as Vice President and Controller. In November 1989, he was elected Vice President and Chief Financial Officer. He was elected Senior Vice President in March 1990, and Treasurer in October 1996.

     James C. Ruth, age 51, is Vice President, General Counsel and Secretary of the General Partner, having been elected in 1991. He was elected as Secretary in 1998. Mr. Ruth was Vice President and Assistant General Counsel of the General Partner from 1989 to 1991.

     Thomas R. Harper, age 58, is Vice President, Product Transportation and Refined Products Marketing of the General Partner. Mr. Harper joined the Company in 1987 as Director of Product Transportation, and was elected to his present position in 1988.

     David L. Langley, age 51, is Vice President, Business Development and LPG Services of the General Partner. Mr. Langley has been with the Company in various managerial positions since 1975 and was elected Vice President, LPG Business Center, in 1988. He was elected to his current position in 1990.

     O. Horton Cunningham, age 50, is Vice President, Technical Services, of the General Partner, having been elected in October 1996. Mr. Cunningham served as Vice President, Operations, from 1990 until October 1996. Mr. Cunningham joined the Company in 1987 as Manager of Environmental Affairs and was promoted to Director of Safety and Environmental Affairs in 1988 and Director of Engineering and Compliance in 1989.

     Ernest P. Hagan, age 54, is Vice President, Operations, of the General Partner, having been elected in October 1996. Mr. Hagan was previously Director of Engineering and Right-of-Way from 1994 until October 1996, and from 1986 until 1994 he was Region Manager of the Southwest Region. Mr. Hagan joined the Company in 1971.

     Sharon S. Stratton, age 60, is Vice President, Human Resources of the General Partner, having been elected in January 1999. Ms. Stratton served as Director, Human Resources of the General Partner from 1992 to 1998. She previously served in a variety of human resource positions with PanEnergy. Ms. Stratton joined PanEnergy in 1976.

     J. Michael Cockrell, age 52, is Vice President of the General Partner, having been elected in January 1999. Mr. Cockrell also serves as President of TCO. He joined PanEnergy in 1987 and served in a variety of positions in supply and development, including president of Duke Energy Transport and Trading Company.

     William S. Dickey, age 41, is Vice President of the General Partner, having been elected in January 1999. Mr. Dickey also serves as Senior Vice President and Chief Financial Officer of TCO. He previously served as vice president and chief financial officer of Duke Energy Field Services from 1994 to 1998. Mr. Dickey joined PanEnergy in 1987.

     Based on information furnished to the Company and written representation that no other reports were required, to the Company's knowledge, all applicable
Section 16(a) filing requirements were complied with during the year ended December 31, 1998, except that one such report covering one transaction in Limited Partner Units was filed late by Ruth G. Shaw.

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

     Messrs. Thacker, Fowler, Mogg and Osborne and Ms. Shaw were not compensated for their services as directors, and it is not anticipated that any compensation for service as a director will be paid in the future to directors who are full-time employees of Duke Energy, the General Partner or any of their affiliates.

     The following table reflects cash compensation paid or accrued by the General Partner for the years ended December 31, 1998, 1997 and 1996, with respect to its Chief Executive Officer and the executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM COMPENSATION
                                                                           -----------------------------
                                                                              AWARDS          PAYOUTS
                                  ANNUAL COMPENSATION          OTHER       -------------   -------------
                               --------------------------      ANNUAL       SECURITIES       LTICP AND      ALL OTHER
NAME AND                                           BONUS    COMPENSATION    UNDERLYING       1994 LTIP     COMPENSATION
PRINCIPAL POSITION             YEAR   SALARY($)   ($)(1)       ($)(2)      OPTIONS(#)(3)   PAYOUTS($)(4)      ($)(5)
------------------             ----   ---------   -------   ------------   -------------   -------------   ------------
William L. Thacker...........  1998    250,000     86,400      77,114         39,000          148,858         24,666
  Chairman, President and      1997    237,708     98,200      78,551          8,800          358,168         21,529
  Chief Executive Officer      1996    224,667    107,500      79,988             --          113,447         19,723

Charles H. Leonard...........  1998    149,333     39,200      14,820         12,000           95,331         13,406
  Senior Vice President,       1997    145,750     52,000      29,985             --           25,444         12,960
  Chief Financial Officer      1996    142,958     54,800      35,691             --           16,094         12,780
  and Treasurer

James C. Ruth................  1998    138,333     36,200      38,557         12,000           41,095         15,079
  Vice President and           1997    134,333     46,000      39,276             --           27,901         14,968
  General Counsel              1996    130,417     48,600      39,994             --           20,052         13,506

O. Horton Cunningham.........  1998    134,333     35,000      36,147         12,000           42,551         14,513
  Vice President               1997    130,333     43,000      36,821             --           27,029         11,799
                               1996    126,000     45,300      37,495             --           23,597         11,052

David L. Langley.............  1998    134,333     34,800      23,134         12,000           50,516         12,968
  Vice President               1997    129,292     42,800      23,565             --           52,028         12,992
                               1996    123,750     47,800      23,997             --           20,080         12,000

Thomas R. Harper.............  1998    134,333     35,200      23,134         12,000           40,054         16,117
  Vice President               1997    129,083     43,000      23,565             --           33,533         15,243
                               1996    123,125     46,500      23,997             --           14,370         13,339

Ernest P. Hagan(6)...........  1998    126,292     27,100          --         12,000               --         12,090
  Vice President               1997    120,417     39,200          --          2,300               --         10,769
                               1996     29,375      6,525          --             --               --          2,257

---------------

(1) Amounts represent bonuses accrued during the year under the Management Incentive Compensation Plan ("MICP"). Payments under the MICP were made in the subsequent year.

(2) Amounts shown for 1998, 1997 and 1996 are for quarterly distribution equivalents under the terms of the Company's Long Term Incentive Compensation Plan ("LTICP").

(3) Amounts represent awards pursuant to the Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan ("1994 LTIP"). See "Compensation Pursuant to General Partner Plans" for further discussion of the 1994 LTIP.

(4) Amounts represent the value of redemptions under the 1996 amendment to the LTICP and credits earned to Performance Unit accounts and options exercised under the terms of 1994 LTIP. Also, for Mr. Thacker in 1997 and 1996, amounts include crediting of phantom units awarded in a prior year under the terms of the LTICP.

(5) Includes amounts contributed by the Company for the Named Executive Officers under the Employees' Savings Plan of PanEnergy ("ESP") and under the PanEnergy Key Executive Deferred Compensation Plan, an unfunded, defined contribution plan that allows eligible employees to elect deferral of base salary and bonus, and receive matching Company contributions, whenever and to the extent that their participation in the ESP is limited by provisions of the Internal Revenue Code, and the imputed value of premiums paid by the Company for insurance on the Named Executive Officers' lives.

(6) Mr. Hagan was named Vice President, Operations, effective October 1, 1996. Amounts for 1996 represent compensation for the period October 1, 1996, through December 31, 1996.

EXECUTIVE EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     On September 1, 1992, William L. Thacker, Jr. and the Company entered into an employment agreement, which set a minimum base salary of $190,000 per year. The Company may terminate the employment agreement for cause, death or disability. In addition, the Company or Mr. Thacker may terminate the agreement upon written notice. Additionally, the Company granted 16,000 phantom units with distribution equivalents to Mr. Thacker pursuant to the LTICP discussed below. Mr. Thacker participates in other Company sponsored benefit plans on the same basis as other senior executives of the Company.

     On December 1, 1998, the Company entered into employment agreements with O. Horton Cunningham, Ernest P. Hagan, Thomas R. Harper, David L. Langley, Charles
H. Leonard and James C. Ruth. The agreements may be terminated for death, disability or by the Company with or without cause. In the event one of the named executives' employment is terminated due to death or disability or by the Company for cause, such executive is entitled only to base salary earned through the date of termination. In the event of termination for any other reason, such executive is entitled to base salary earned through the date of termination plus a lump sum severance payment equal to two times such executive's base annual salary and two times the current target bonus approved under the MICP by the Compensation Committee. In the event that an executive is involuntarily terminated following a change in control, such executive is entitled to a lump sum severance payment equal to two times his base annual salary plus two times his current target bonus.

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

  Long Term Incentive Compensation Plan

     The LTICP provides key employees with an incentive award based upon the grant of phantom units. The LTICP is administered by the Committee, which has sole and absolute discretion to determine the amount of an award. The credit of phantom units under the terms of the LTICP is contingent upon all cash distributions being made to the Unitholders and the General Partner. The Committee may also establish performance targets for crediting of phantom units. The award consists of phantom units with a total market value, as of the date of the award, that may not exceed 100% of the base salary of a participant. The phantom units are credited to each participant at the rate of 10% per year beginning on the first anniversary date of the award. A final credit of 60% of the phantom units awarded will occur on the fifth anniversary date of the award. The phantom units may be redeemed by a participant at any time following credit to a participant in accordance with terms and conditions prescribed by the Committee. The redemption price of the phantom units is based on the market value of a Limited Partner Unit as of the date of redemption. In the event of a change of control, all phantom units awarded to a participant will be redeemed. Each participant also receives a quarterly distribution equivalent in cash based upon a percentage of the distributions to the General Partner for such quarter. In 1995, the LTICP was amended to require annual redemptions, effective January 1, 1996, of 20% of the phantom units previously credited to each participant. See Item 13, "Certain Relationships and Related Transactions."

  1994 Long Term Incentive Plan

     The 1994 LTIP provides key employees with an incentive award whereby a participant is granted an option to purchase Units together with a stipulated number of Performance Units. Each Performance Unit creates a credit to a participant's Performance Unit account when earnings exceed a threshold, which was $1.00, $1.25 and $1.875 per Limited Partner Unit for the awards made in 1994, 1995, and 1997, respectively. No Performance Unit awards were granted during 1996 and 1998. When earnings for a calendar year (exclusive of certain special items) exceed the threshold, the excess amount is credited to the participant's Performance Unit account. The balance in the account may be used to exercise Unit options granted in connection with the Performance Units or may be withdrawn two years after the underlying options expire, usually 10 years from the date of grant. Under the agreement for such Unit options, the options become exercisable in equal installments over periods of one, two, and three years from the date of the grant. Options may also be exercised by normal means once vesting requirements are met.

     The following table shows all grants of unit options to the Named Executive Officers in 1998. No Stock appreciation rights (SARs) were granted to any Named Executive Officer in 1998 nor were the exercise prices on unit options previously awarded amended or adjusted.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                               INDIVIDUAL GRANTS
                                     ----------------------------------------------------------------------
                                                                                                 GRANT DATE
                                       NUMBER OF       PERCENT OF                                  VALUE
                                      SECURITIES     TOTAL OPTIONS/                              ----------
                                      UNDERLYING      SARS GRANTED    EXERCISE OR                GRANT DATE
                                     OPTIONS/SARS     TO EMPLOYEES    BASE PRICE    EXPIRATION    PRESENT
                                     GRANTED(1)(#)   IN FISCAL YEAR    ($/UNIT)        DATE      VALUE(2)$
                                     -------------   --------------   -----------   ----------   ----------
Mr. Thacker........................     39,000             35           25.6875      1/18/08      $94,770
Mr. Leonard........................     12,000             11           25.6875      1/18/08      $29,160
Mr. Ruth...........................     12,000             11           25.6875      1/18/08      $29,160
Mr. Cunningham.....................     12,000             11           25.6875      1/18/08      $29,160
Mr. Langley........................     12,000             11           25.6875      1/18/08      $29,160
Mr. Harper.........................     12,000             11           25.6875      1/18/08      $29,160
Mr. Hagan..........................     12,000             11           25.6875      1/18/08      $29,160

---------------

(1) On January 16, 1998, Mr. Thacker was granted options to purchase 39,000 Limited Partner Units under the terms of the 1994 LTIP at an exercise price of $25.6875 per Limited Partner Unit, which was the fair market value of a Limited Partner Unit on the date of grant. Also on January 16, 1998, Messrs. Leonard, Ruth, Cunningham, Langley, Harper and Hagan were granted options to purchase 12,000 Limited Partner Units under the terms of the 1994 LTIP at an exercise price of $25.6875, which was the fair market value of a Limited Partner Unit on the date of grant. No Performance Units were granted in 1998.

(2) Based on the Black-Scholes option valuation model. The key input variables used in valuing the options were: risk-free interest rate based on 6-year Treasury strips -- 5.5%; dividend yield -- 7.8%; Unit price volatility -- 18%. Expected dividend yield and price volatility was based on historical Limited Partner Unit data. No adjustments for non-transferability or risk of forfeiture were made. The actual value, if any, a grantee may realize will depend on the excess of the Limited Partner Unit price over the exercise price on the date the option is exercised, so that there is no assurance the value realized will be at or near the value estimated by the Black-Scholes model.

     The following table provides information concerning the unit options exercised by each of the Named Executive Officers during 1998 and the value of unexercised unit options to the Named Executive Officers as of December 31, 1998. The value assigned to each unexercised, "in the money" option is based on the positive spread between the exercise price of such option and the fair market value of a Limited Partner Unit on December 31, 1998. The fair market value is the average of the high and low prices of a Limited Partner Unit on that date as reported in The Wall Street Journal. In assessing the value, it should be kept in mind that no matter what theoretical value is placed on an option on a particular date, its ultimate value will be dependent on the market value of the Partnership's Limited Partner Unit price at a future date. The future value will depend in part on the efforts of the Named Executive Officers to foster the future success of the Partnership for the benefit of all Unitholders.

            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                                                          VALUE OF
                                                                                        UNEXERCISED
                                                              NUMBER OF SECURITIES      IN-THE-MONEY
                                                             UNDERLYING UNEXERCISED     OPTIONS/SARS
                                   SHARES                    OPTIONS/SARS AT FY-END    AT FY-END ($)
                                 ACQUIRED ON      VALUE         (#) EXERCISABLE/        EXERCISABLE/
NAME                             EXERCISE(#)   REALIZED($)      UNEXERCISABLE(1)       UNEXERCISABLE
----                             -----------   -----------   ----------------------   ----------------
Mr. Thacker....................     5,298        $68,065         22,164/44,896        $201,790/$16,216
Mr. Leonard....................     2,800        $38,866         10,694/12,000             $113,290/$0
Mr. Ruth.......................       708         $9,472         11,592/12,000             $122,803/$0
Mr. Cunningham.................       708         $9,472         10,518/12,000             $111,425/$0
Mr. Langley....................     2,000        $26,757          6,000/12,000              $63,563/$0
Mr. Harper.....................     1,218        $16,295         10,632/12,000             $112,633/$0
Mr. Hagan......................        --             --            759/13,541           $2,087/$4,238

---------------
(1) Future exercisability of currently unexercisable options depends on the grantee remaining employed by the Company throughout the vesting period of the options, subject to provisions applicable at retirement, death, or total disability.

  1997 Employee Incentive Compensation Plan

     The General Partner has adopted the 1997 Employee Incentive Compensation Plan ("1997 EICP"), which provides an award of shadow units to all employees who are not eligible to participate in the MICP. The 1997 EICP is administered by the Committee, which maintains an incentive award account for each participant. Each participant is eligible for an annual award of up to 600 shadow units, depending on the level of earnings achieved by the Partnership each year, which generally entitles such participant to receive a credit equal to the quarterly distribution that such participant would have received had the participant been the owner of Units. The Committee may add a premium from 10% to 30% to the credit if certain safety and operational goals are attained. Payment of the credits is contingent upon the participant remaining in the employment of the General Partner during the year in which the shadow units are outstanding. Awards to participants are paid in cash following the close of each year in an amount equal to the credits in the participant's incentive award account with respect to such year.

PENSION PLAN

     The Company's employees, along with employees of other Duke Energy affiliates, are included in either of two noncontributory, qualified, defined benefit retirement plans: the Retirement Cash Balance Plan and the Retirement Income Plan. The Retirement Income Plan ceased admitting new participants after December 31, 1998. In addition, the Named Executive Officers participate in the Executive Cash Balance Plan, which is a noncontributory, non qualified, defined benefit retirement plan. A portion of the benefits earned in the Executive Cash Balance Plan is attributable to compensation in excess of the Internal Revenue Service annual compensation limit ($160,000 for 1998) and deferred compensation, as well as reductions caused by maximum benefit limitations that apply to qualified plans from the benefits that would otherwise be provided under the Retirement Cash Balance Plan and the Retirement Income Plan. Benefits under the Retirement Cash Balance Plan, the Retirement Income Plan and the Executive Cash Balance Plan are based on eligible pay, generally consisting of base pay and lump-sum merit increases. The Retirement Cash Balance Plan and the Retirement Income Plan exclude deferred compensation, other than deferrals pursuant to Sections 401(k) and 125 of the Internal Revenue Code.

     Under a new benefit accrual formula that applies in determining benefits under the Retirement Cash Balance Plan, and the Retirement Income Plan on and after January 1, 1999, an eligible employee's plan account receives a pay credit at the end of each month in which the employee remains eligible and receives eligible pay for services. The monthly pay credit is equal to a percentage of the employee's monthly eligible pay. The percentage depends on age added to completed years of services at the beginning of the year, as shown below:

                                                                MONTHLY PAY
AGE AND SERVICE                                              CREDIT PERCENTAGE
---------------                                              -----------------
34 or less..................................................        4%
35 to 49....................................................        5%
50 to 64....................................................        6%
65 or more..................................................        7%

     In addition, the employee receives a monthly allocation of 4% for any portion of eligible pay above the Social Security taxable wage base ($72,600 for 1999). However, for certain other employees of the Company, the percentage is a flat 3% of eligible pay. Employee accounts also receive monthly interest credits on their balances. The rate of the interest credit is adjusted quarterly and equals the yield on 30-year U.S. Treasury Bonds during the third week of the last month of the previous quarter, subject to a minimum rate of 4% per year and a maximum rate of 9% per year.

     Prior to application of the new benefit accrual formula, benefits for eligible employees, including benefits under the Retirement Income Plan for 1998, were determined under other formulas. To transition from a prior formula to the new formula, an eligible employee's accrued benefit earned under the prior formula is preserved as a minimum, and the employee's account under the new benefit accrual formula receives an opening balance derived from a variety of factors.

     Assuming that the Named Executive Officers continue in their present positions at their present salaries until retirement at age 65, their estimated annual pensions in a single life annuity form under the applicable plan(s) attributable to such salaries would be as follows: William L. Thacker, $238,677; Charles H. Leonard, $99,974; James C. Ruth, $179,397; O. Horton Cunningham, $95,908; David L. Langley, $168,898; Thomas R. Harper, $61,117; and Ernest P. Hagan, $125,878. Such estimates were calculated assuming interest credits at a rate of 7% per annum and using a future Social Security taxable wage base equal to $72,600.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Security Ownership of Certain Beneficial Owners

     As of March 1, 1999, Duke Energy, through its ownership of the Company and other subsidiaries, owns 2,500,000 Limited Partner Units, representing 8.62% of the Limited Partner Units outstanding; and 3,916,547 Class B Units, representing 100% of the Class B Units, or 19.49% of the two classes of Units combined.

  (b) Security Ownership of Management

     The following table sets forth certain information, as of March 1, 1999, concerning the beneficial ownership of Limited Partner Units by each director and Named Executive Officer of the General Partner and by all directors and officers of the General Partner as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or officer of the General Partner owned beneficially, as of March 1, 1999, more than 1% of the Limited Partner Units outstanding at that date.

                                                               NUMBER OF
NAME                                                           UNITS(1)
----                                                           ---------
Milton Carroll..............................................      1,000
Carl D. Clay(2).............................................      3,200
Derrill Cody................................................     13,000
John P. DesBarres...........................................     20,000
Fred J. Fowler..............................................        400
Jim W. Mogg.................................................        200
Richard J. Osborne..........................................      1,000
Ruth G. Shaw................................................        900
William L. Thacker..........................................     27,142
Charles H. Leonard..........................................      3,406
James C. Ruth...............................................      2,974
O. Horton Cunningham(3).....................................      6,888
David L. Langley............................................     20,000
Thomas R. Harper(4).........................................      4,566
Ernest P. Hagan.............................................     12,000
All directors and officers (consisting of 20 people,
  including those named above)..............................    116,876

---------------

(1) Unless otherwise indicated, the persons named above have sole voting and investment power over the Units reported.

(2) Includes 1,800 Units in wife's name.

(3) Includes 200 Units in daughter's name.

(4) Includes 2,150 Units in wife's name.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership is managed and controlled by the General Partner pursuant to the Partnership Agreements. Under the Partnership Agreements, the General Partner is reimbursed for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership. These expenses include salaries, fees and other compensation and benefit expenses of employees, officers and directors, insurance, other administrative or overhead expenses and all other expenses necessary or appropriate to conduct the Partnership's business. The costs allocated to the Partnership by the General Partner for administrative services and overhead totaled $2.7 million in 1998.

     The Partnership Agreements provide for incentive distributions payable to the General Partner out of the Partnership's Available Cash (as defined in the Partnership Agreements) in the event quarterly distributions to Unitholders exceed certain specified targets. In general, subject to certain limitations, if a quarterly distribution exceeds a target of $0.275 per Limited Partner Unit, the General Partner will receive incentive distributions equal to (i) 15% of that portion of the distribution per Limited Partner Unit which exceeds the minimum quarterly distribution amount of $0.275 but is not more than $0.325, plus (ii) 25% of that portion of the quarterly distribution per Limited Partner Unit which exceeds $0.325 but is not more than $0.45, plus (iii) 50% of that portion of the quarterly distribution per Limited Partner Unit which exceeds $0.45. During 1998, incentive distributions paid to the General Partner totaled $5.0 million.

     In connection with the formation of the Partnership in 1990, the Company received 2,500,000 Deferred Partnership Interests ("DPIs"). Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss. As of December 31, 1998, 94% of the DPIs have been converted into an equal number of Limited Partner Units, and the balance of such DPIs may be converted immediately prior to the sale of the DPIs by the Company. Pursuant to its Partnership Agreement, the Partnership has registered the resale of such Limited Partner Units with the Securities and Exchange Commission. Such Limited Partner Units may be sold from time to time on the New York Stock Exchange or otherwise at prices and terms then prevailing or in negotiated transactions. As of December 31, 1998, no such Limited Partner Units had been sold by the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

          (1) Financial Statements: See Index to Financial Statements on page F-1 of this report for financial statements filed as part of this report.

          (2) Financial Statement Schedules: None

          (3) Exhibits.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Certificate of Limited Partnership of the Partnership
                            (Filed as Exhibit 3.2 to the Registration Statement of
                            TEPPCO Partners, L.P. (Commission File No. 33-32203) and
                            incorporated herein by reference).
           3.2           -- Certificate of Formation of TEPPCO Colorado, LLC (Filed
                            as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P.
                            (Commission File No. 1-10403) for the quarter ended March
                            31, 1998 and incorporated herein by reference).
          *3.3           -- Second Amended and Restated Agreement of Limited
                            Partnership of TEPPCO Partners, L.P., dated November 30,
                            1998.
           3.4           -- Amended and Restated Agreement of Limited Partnership of
                            TE Products Pipeline Company, Limited Partnership,
                            effective July 21, 1998 (Filed as Exhibit 3.2 to Form 8-K
                            of TEPPCO Partners, L.P. (Commission File No. 1-10403)
                            dated July 21, 1998 and incorporated herein by
                            reference).
          *3.5           -- Agreement of Limited Partnership of TCTM, L.P., dated
                            November 30, 1998.
           4.1           -- Form of Certificate representing Limited Partner Units
                            (Filed as Exhibit 4.1 to the Registration Statement of
                            TEPPCO Partners, L.P. (Commission File No. 33-32203) and
                            incorporated herein by reference).
           4.2           -- Form of Indenture between TE Products Pipeline Company,
                            Limited Partnership and The Bank of New York, as Trustee,
                            dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE
                            Products Pipeline Company, Limited Partnership's
                            Registration Statement on Form S-3 (Commission File No.
                            333-38473) and incorporated herein by reference).
          *4.3           -- Form of Certificate representing Class B Units.
          10.1           -- Assignment and Assumption Agreement, dated March 24,
                            1988, between Texas Eastern Transmission Corporation and
                            the Company (Filed as Exhibit 10.8 to the Registration
                            Statement of TEPPCO Partners, L.P. (Commission File No.
                            33-32203) and incorporated herein by reference).
          10.2           -- Texas Eastern Products Pipeline Company 1997 Employee
                            Incentive Compensation Plan executed on July 14, 1997
                            (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the quarter ended
                            September 30, 1997 and incorporated herein by reference).
          10.3           -- Agreement Regarding Environmental Indemnities and Certain
                            Assets (Filed as Exhibit 10.5 to Form 10-K of TEPPCO
                            Partners, L.P. (Commission File No. 1-10403) for the year
                            ended December 31, 1990 and incorporated herein by
                            reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.4           -- Texas Eastern Products Pipeline Company Management
                            Incentive Compensation Plan executed on January 30, 1992
                            (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the quarter ended
                            March 31, 1992 and incorporated herein by reference).
          10.5           -- Texas Eastern Products Pipeline Company Long-Term
                            Incentive Compensation Plan executed on October 31, 1990
                            (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the year ended
                            December 31, 1990 and incorporated herein by reference).
          10.6           -- Form of Amendment to Texas Eastern Products Pipeline
                            Company Long-Term Incentive Compensation Plan (Filed as
                            Exhibit 10.7 to the Partnership's Form 10-K (Commission
                            File No. 1-10403) for the year ended December 31, 1995
                            and incorporated herein by reference).
          10.7           -- Employees' Savings Plan of Panhandle Eastern Corporation
                            and Participating Affiliates (Effective January 1, 1991)
                            (Filed as Exhibit 10.10 to the Partnership's Form 10-K
                            (Commission File No. 1-10403) for the year ended December
                            31, 1990 and incorporated herein by reference).
          10.8           -- Retirement Income Plan of Panhandle Eastern Corporation
                            and Participating Affiliates (Effective January 1, 1991)
                            (Filed as Exhibit 10.11 to Form 10-K of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the year ended
                            December 31, 1990 and incorporated herein by reference).
          10.9           -- Panhandle Eastern Corporation Key Executive Retirement
                            Benefit Equalization Plan, adopted December 20, 1993;
                            effective January 1, 1994 (Filed as Exhibit 10.12 to Form
                            10-K of Panhandle Eastern Corporation (Commission File
                            No. 1-8157) for the year ended December 31, 1993 and
                            incorporated herein by reference).
          10.10          -- Employment Agreement with William L. Thacker, Jr. (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P.
                            (Commission File No. 1-10403) for the quarter ended
                            September 30, 1992 and incorporated herein by reference).
          10.11          -- Texas Eastern Products Pipeline Company 1994 Long Term
                            Incentive Plan executed on March 8, 1994 (Filed as
                            Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P.
                            (Commission File No. 1-10403) for the quarter ended March
                            31, 1994 and incorporated herein by reference).
          10.12          -- Panhandle Eastern Corporation Key Executive Deferred
                            Compensation Plan established effective January 1, 1994
                            (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the quarter ended
                            March 31, 1994 and incorporated herein by reference).
          10.13          -- Asset Purchase Agreement between Duke Energy Field
                            Services, Inc. and TEPPCO Colorado, LLC, dated March 31,
                            1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO
                            Partners, L.P. (Commission File No. 1-10403) for the
                            quarter ended March 31, 1998 and incorporated herein by
                            reference).
          10.14          -- Credit Agreement between TEPPCO Colorado, LLC, SunTrust
                            Bank, Atlanta, and Certain Lenders, dated April 21, 1998
                            (Filed as Exhibit 10.15 to Form 10-Q of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the quarter ended
                            March 31, 1998 and incorporated herein by reference).
          10.15          -- First Amendment to Credit Agreement between TEPPCO
                            Colorado, LLC, SunTrust Bank, Atlanta, and Certain
                            Lenders, effective June 29, 1998 (Filed as Exhibit 10.15
                            to Form 10-Q of TEPPCO Partners, L.P. (Commission File
                            No. 1-10403) for the quarter ended June 30, 1998 and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.16          -- Contribution Agreement between Duke Energy Transport and
                            Trading Company and TEPPCO Partners, L.P., dated October
                            15, 1998.
         *10.17          -- Guaranty Agreement by Duke Energy Natural Gas Corporation
                            for the benefit of TEPPCO Partners, L.P., dated November
                            30, 1998, effective November 1, 1998.
         *10.18          -- Revolving Credit Agreement between TCTM, L.P. as Borrower and Duke Capital Corporation as Lender, dated November
                            30, 1998.
         *10.19          -- Letter Agreement regarding Payment Guarantees of Certain
                            Obligations of TCTM, L.P. between Duke Capital
                            Corporation and TCTM, L.P., dated November 30, 1998.
         *10.20          -- Form of Employment Agreement between the Company and O.
                            Horton Cunningham, Ernest P. Hagan, Thomas R. Harper,
                            David L. Langley, Charles H. Leonard and James C. Ruth,
                            dated December 1, 1998.
          22.1           -- Subsidiaries of the Partnership (Filed as Exhibit 22.1 to
                            the Registration Statement of TEPPCO Partners, L.P.
                            (Commission File No. 33-32203) and incorporated herein by
                            reference).
         *23             -- Consent of KPMG LLP.
         *24             -- Powers of Attorney.
         *27             -- Financial Data Schedule as of and for the year ended
                            December 31, 1998.

---------------

* Filed herewith.

     (b) Reports on Form 8-K filed during the quarter ended December 31, 1998:

          Report dated November 30, 1998, on Form 8-K was filed on December 11, 1998, pursuant to Item 5. and Item 7. of such form.

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

                                            By:   /s/ CHARLES H. LEONARD

                                              ----------------------------------
                                                     Charles H. Leonard,
                                                 Senior Vice President, Chief
                                                           Financial
                                                    Officer and Treasurer

DATED: March 10, 1999

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

               /s/ WILLIAM L. THACKER*                 Chairman of the Board,           March 10, 1999
-----------------------------------------------------    President and Chief
                 William L. Thacker                      Executive Officer of Texas
                                                         Eastern Products Pipeline
                                                         Company

               /s/ CHARLES H. LEONARD                  Senior Vice President, Chief     March 10, 1999
-----------------------------------------------------    Financial Officer and
                 Charles H. Leonard                      Treasurer of Texas Eastern
                                                         Products Pipeline Company
                                                         (Principal Accounting and
                                                         Financial Officer)

                 /s/ FRED J. FOWLER*                   Vice Chairman of the Board of    March 10, 1999
-----------------------------------------------------    Texas Eastern Products
                   Fred J. Fowler                        Pipeline Company

                 /s/ MILTON CARROLL*                   Director of Texas Eastern        March 10, 1999
-----------------------------------------------------    Products Pipeline Company
                   Milton Carroll

                  /s/ CARL D. CLAY*                    Director of Texas Eastern        March 10, 1999
-----------------------------------------------------    Products Pipeline Company
                    Carl D. Clay

                  /s/ DERRILL CODY*                    Director of Texas Eastern        March 10, 1999
-----------------------------------------------------    Products Pipeline Company
                    Derrill Cody

               /s/ JOHN P. DESBARRES*                  Director of Texas Eastern        March 10, 1999
-----------------------------------------------------    Products Pipeline Company
                  John P. DesBarres

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                  /s/ JIM W. MOGG*                     Director of Texas Eastern        March 10, 1999
-----------------------------------------------------    Products Pipeline Company
                     Jim W. Mogg

               /s/ RICHARD J. OSBORNE*                 Director of Texas Eastern        March 10, 1999
-----------------------------------------------------    Products Pipeline Company
                 Richard J. Osborne

                  /s/ RUTH G. SHAW*                    Director of Texas Eastern        March 10, 1999
-----------------------------------------------------    Products Pipeline Company
                    Ruth G. Shaw

* Signed on behalf of the Registrant and each of these persons:
             By: /s/ CHARLES H. LEONARD
  -------------------------------------------------
       (Charles H. Leonard, Attorney-in-Fact)

                       CONSOLIDATED FINANCIAL STATEMENTS
                            OF TEPPCO PARTNERS, L.P.

                             INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----

Independent Auditors' Report................................   F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   F-3
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996..........................   F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................   F-5
Consolidated Statements of Partners' Capital for the years
  ended December 31, 1998, 1997 and 1996....................   F-6
Notes to Consolidated Financial Statements..................   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
TEPPCO Partners, L.P.:

     We have audited the accompanying consolidated balance sheets of TEPPCO Partners, L.P. as of December 31, 1998 and 1997, and the related consolidated statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TEPPCO Partners, L.P. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                            KPMG LLP

Houston, Texas
January 15, 1999

                             TEPPCO PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                               -------------------
                                                                 1998       1997
                                                               --------   --------
Current assets:
  Cash and cash equivalents.................................   $ 47,423   $ 43,961
  Short-term investments....................................      3,269      2,105
  Accounts receivable, trade................................    113,541     19,826
  Inventories...............................................     20,434     15,191
  Other.....................................................      3,909      4,173
                                                               --------   --------
          Total current assets..............................    188,576     85,256
                                                               --------   --------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $193,858 and $170,063)...    671,611    567,681
Investments.................................................      6,490     10,010
Intangible assets...........................................     36,842         --
Other assets................................................     11,450     10,962
                                                               --------   --------
          Total assets......................................   $914,969   $673,909
                                                               ========   ========

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Current maturities, First Mortgage Notes..................   $     --   $ 17,000
  Accounts payable and accrued liabilities..................    117,933      9,615
  Accounts payable, general partner.........................      2,815      3,735
  Accrued interest..........................................     13,039     10,539
  Other accrued taxes.......................................      6,739      6,246
  Other.....................................................      7,699      6,740
                                                               --------   --------
          Total current liabilities.........................    148,225     53,875
                                                               --------   --------
First Mortgage Notes........................................         --    309,512
Senior Notes................................................    389,722         --
Other long term debt........................................     38,000         --
Other liabilities and deferred credits......................      3,407      4,462
Minority interest...........................................      3,393      3,093
Redeemable Class B Units held by related party..............    105,036         --
Partners' capital (deficit):
  General partner's interest................................       (380)     5,760
  Limited partners' interests...............................    227,566    297,207
                                                               --------   --------
          Total partners' capital...........................    227,186    302,967
                                                               --------   --------
Commitments and contingencies
          Total liabilities and partners' capital...........   $914,969   $673,909
                                                               ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Operating revenues:
  Sales of crude oil and petroleum products.................  $214,463   $     --   $     --
  Transportation -- Refined products........................   119,854    107,304     98,641
  Transportation -- LPGs....................................    60,902     79,371     80,219
  Transportation -- Crude oil and NGLs......................     3,392         --         --
  Mont Belvieu operations...................................    10,880     12,815     11,811
  Other.....................................................    20,147     22,603     25,354
                                                              --------   --------   --------
          Total operating revenues..........................   429,638    222,093    216,025
                                                              --------   --------   --------
Costs and expenses:
  Purchases of crude oil and petroleum products.............   212,371         --         --
  Operating, general and administrative.....................    73,850     66,982     68,799
  Operating fuel and power..................................    27,131     30,151     27,742
  Depreciation and amortization.............................    26,938     23,772     23,409
  Taxes -- other than income taxes..........................     9,382      9,638      8,641
                                                              --------   --------   --------
          Total costs and expenses..........................   349,672    130,543    128,591
                                                              --------   --------   --------
          Operating income..................................    79,966     91,550     87,434
Interest expense............................................   (29,784)   (33,707)   (34,922)
Interest capitalized........................................       795      1,478      1,388
Other income -- net.........................................     2,908      2,604      5,346
                                                              --------   --------   --------
          Income before minority interest and loss on debt
            extinguishment..................................    53,885     61,925     59,246
Minority interest...........................................      (544)      (625)      (598)
                                                              --------   --------   --------
          Income before loss on debt extinguishment.........    53,341     61,300     58,648
Extraordinary loss on debt extinguishment, net of minority
  interest..................................................   (72,767)        --         --
                                                              --------   --------   --------
          Net income (loss).................................  $(19,426)  $ 61,300   $ 58,648
                                                              ========   ========   ========
Basic and diluted income (loss) per Limited Partner and
  Class B Unit:
  Income before extraordinary loss on debt extinguishment...  $   1.61   $   1.95   $   1.89
  Extraordinary loss on debt extinguishment.................     (2.21)        --         --
                                                              --------   --------   --------
  Net income (loss).........................................  $  (0.60)  $   1.95   $   1.89
                                                              ========   ========   ========
Weighted average Limited Partner and Class B Units
  outstanding:..............................................    29,655     29,000     29,000

          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ (19,426)  $ 61,300   $ 58,648
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization..........................     26,938     23,772     23,409
     Extraordinary loss on early extinguishment of debt.....     72,767         --         --
     Loss (gain) on sale of property, plant and equipment...       (356)       467         --
     Equity in loss of affiliate............................        189         --         --
     Decrease (increase) in accounts receivable.............    (93,715)    (1,500)     1,705
     Decrease (increase) in inventories.....................        493     (2,180)     3,997
     Decrease (increase) in other current assets............        264       (802)      (226)
     Increase (decrease) in accounts payable and accrued
       expenses.............................................    106,350      2,322     (3,478)
     Other..................................................       (289)       225      2,066
                                                              ---------   --------   --------
          Net cash provided by operating activities.........     93,215     83,604     86,121
                                                              ---------   --------   --------
Cash flows from investing activities:
  Proceeds from cash investments............................      3,105     25,040     18,584
  Purchases of cash investments.............................       (748)    (6,180)   (14,436)
  Insurance proceeds related to damaged assets..............         --      1,046         --
  Purchase of fractionator assets and related intangible
     assets.................................................    (40,000)        --         --
  Purchase of crude oil and NGL systems.....................     (1,989)        --         --
  Restricted investments designated for property
     additions..............................................         --         --     10,553
  Proceeds from the sale of property, plant and equipment...        525      1,377         --
  Capital expenditures......................................    (23,432)   (32,931)   (51,264)
                                                              ---------   --------   --------
          Net cash used in investing activities.............    (62,539)   (11,648)   (36,563)
                                                              ---------   --------   --------
Cash flows from financing activities:
  Principal payment, First Mortgage Notes...................   (326,512)   (13,000)   (10,000)
  Prepayment premium, First Mortgage Notes..................    (70,093)        --         --
  Issuance of Senior Notes..................................    389,694         --         --
  Debt issuance cost, Senior Notes..........................     (3,651)        --         --
  Issuance of term loan.....................................     38,000         --         --
  General partner's contributions...........................      2,122         --         --
  Distributions.............................................    (56,774)   (49,042)   (45,174)
                                                              ---------   --------   --------
          Net cash used in financing activities.............    (27,214)   (62,042)   (55,174)
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........      3,462      9,914     (5,616)
Cash and cash equivalents at beginning of period............     43,961     34,047     39,663
                                                              ---------   --------   --------
Cash and cash equivalents at end of period..................  $  47,423   $ 43,961   $ 34,047
                                                              =========   ========   ========
Non cash investing and financing activities:
  Fair value of crude oil and NGL systems purchased.........  $ 109,000         --         --
  Liabilities assumed.......................................     (5,000)        --         --
  Issuance of Class B Units.................................    104,000         --         --
Supplemental disclosure of cash flows:
  Interest paid during the year (net of capitalized
     interest)..............................................  $  26,179   $ 32,084   $ 33,278

          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                               GENERAL     LIMITED
                                                              PARTNER'S   PARTNERS'
                                                              INTEREST    INTERESTS    TOTAL
                                                              ---------   ---------   --------
Partners' capital at December 31, 1995......................   $ 3,561    $272,820    $276,381
  1996 net income allocation................................     3,723      54,925      58,648
  1996 cash distributions...................................    (2,668)    (42,050)    (44,718)
                                                               -------    --------    --------
Partners' capital at December 31, 1996......................     4,616     285,695     290,311
  1997 net income allocation................................     4,740      56,560      61,300
  1997 cash distributions...................................    (3,596)    (44,951)    (48,547)
  Other.....................................................        --         (97)        (97)
                                                               -------    --------    --------
Partners' capital at December 31, 1997......................     5,760     297,207     302,967
  Capital contributions.....................................     1,051          --       1,051
  1998 net loss allocation..................................    (1,740)    (18,722)    (20,462)
  1998 cash distributions...................................    (5,451)    (50,750)    (56,201)
  Other.....................................................        --        (169)       (169)
                                                               -------    --------    --------
Partners' capital (deficit) at December 31, 1998............   $  (380)   $227,566    $227,186
                                                               =======    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PARTNERSHIP ORGANIZATION

     TEPPCO Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed in March 1990. The Partnership operates through TE Products Pipeline Company, Limited Partnership (the "Products OLP") and TCTM, L.P. (the "Crude Oil OLP"). Collectively the Products OLP and the Crude Oil OLP are referred to as "the Operating Partnerships." The Partnership owns a 99% interest as the sole limited partner interest in both the Products OLP and the Crude Oil OLP. Texas Eastern Products Pipeline Company (the "Company" or "General Partner") owns a 1% general partner interest in the Partnership and 1% general partner interest in each Operating Partnership. The Company, as general partner, performs all management and operating functions required for the Partnership pursuant to the Agreements of Limited Partnership of TEPPCO Partners, L.P. and TE Products Pipeline Company, Limited Partnership and TCTM, L.P. (the "Partnership Agreements"). The general partner is reimbursed by the Partnership for all reasonable direct and indirect expenses incurred in managing the Partnership.

     On June 18, 1997, PanEnergy Corp ("PanEnergy") and Duke Power Company completed a previously announced merger. At closing, the combined companies became Duke Energy Corporation ("Duke Energy"). The Company, previously a wholly-owned subsidiary of PanEnergy, became an indirect wholly-owned subsidiary of Duke Energy on the date of the merger.

     During 1990, the Partnership completed an initial public offering of 26,500,000 Units representing Limited Partner Interests ("Limited Partner Units") at $10 per Unit. In connection with the formation of the Partnership, the Company received 2,500,000 Deferred Participation Interests ("DPIs"). Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss. As of December 31, 1998, 94% of the DPIs have been converted into an equal number of Limited Partner Units, and the balance of such DPIs may be converted immediately prior to the sale of the DPIs by the Company. Pursuant to its Partnership Agreement, the Partnership has registered the resale of such Limited Partner Units with the Securities and Exchange Commission. Such Limited Partner Units may be sold from time to time on the New York Stock Exchange or otherwise at prices and terms then prevailing or in negotiated transactions. As of December 31, 1998, no such Limited Partner Units had been sold by the Company.

     On July 21, 1998, the Partnership announced a two-for-one split of the Partnership's outstanding Limited Partner Units. The Limited Partner Unit split entitled Unitholders of record at the close of business on August 10, 1998 to receive one additional Limited Partner Unit for each Limited Partner Unit held. All references to the number of Units and per Unit amounts in the consolidated financial statements and related notes have been restated to reflect the two-for-one split for all periods presented.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The financial statements include the accounts of the Partnership on a consolidated basis. The Company's 1% general partner interest in the Products OLP and the Crude Oil OLP, is accounted for as a minority interest. All significant intercompany items have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to current presentation.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." This standard allows a company to adopt a fair value based method of accounting for its stock-based compensation plans and addresses the timing and measurement of stock-based compensation expense. The Partnership has elected to retain the approach of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock issued to Employees," (the intrinsic value method) for recognizing stock-based expense in the consolidated financial

                             TEPPCO PARTNERS, L.P.

statements. The Partnership adopted SFAS 123 in 1997 with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of APB No. 25 (see Note 10).

     In December 1997, the Partnership adopted SFAS 128, "Earnings per Share." This statement established standards for computing and presenting net income per Unit and requires, among other things, dual presentation of basic and diluted net income per Unit on the face of the consolidated statements of income. The Partnership has restated net income per Unit for the year ended December 31, 1996 and included diluted net income per Unit.

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Partnership has not reported comprehensive income due to the absence of such items in all periods presented. In June 1998, the FASB also issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports issued to shareholders. The Partnership adopted these standards in 1998.

     In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard revises employers' disclosures about pension and other post retirement plans but does not change the measurement or recognition of those plans. The Partnership adopted this standard in 1998 (see Note 13).

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Partnership expects to adopt this standard effective January 1, 2000, and does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

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

                             TEPPCO PARTNERS, L.P.

BUSINESS SEGMENTS

     The Partnership operates in two industry segments: refined products and liquefied petroleum gases ("LPGs") transportation; and crude oil and natural gas liquids ("NGLs") transportation and marketing. The Partnership's reportable segments offer different products and services and are managed separately because each requires different business strategies.

     The crude oil and NGLs transportation segment was acquired as a unit, and the management at the time of the acquisition was retained. The refined products and LPGs transportation segment's interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission ("FERC"). Refined products, LPGs, crude oil and NGLs are referred to herein, collectively, as "petroleum products" or "products."

REVENUE RECOGNITION

     Substantially all revenues of the Products OLP are derived from interstate and intrastate transportation, storage and terminaling of petroleum products. Transportation revenues are recognized as products are delivered to customers. Storage revenues are recognized upon receipt of products into storage and upon performance of storage services. Terminaling revenues are recognized as products are out-loaded. Revenues from the sale of product inventory are recognized net of product cost when the products are sold. Fractionation revenues are recognized ratably over the contract year as products are transferred to Duke Energy Field Services, Inc. ("DEFS") (see Note 3).

     Revenues of the Crude Oil OLP are accrued at the time title to the product sold transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser, and purchases are accrued at the time title to the product purchased transfers to TEPPCO Crude Oil, LLC ("TCO"), which typically occurs upon receipt of the product by TCO. Except for crude oil purchased from time to time as inventory, TCO's policy is to purchase only crude oil for which it has a market to sell and to structure their sales contracts so that crude oil price fluctuations do not materially affect the margin which they receive. As TCO purchases crude oil, it establishes a margin by selling crude oil for physical delivery to third party users or by entering into a future delivery obligation either physically or a futures contract on the New York Mercantile Exchange ("NYMEX"). Through these transactions, TCO seeks to maintain a position that is balanced between crude oil purchases and sales and future delivery obligations. However, certain basis risks (the risk that price relationships between delivery points, classes of products or delivery periods will change) cannot be completely hedged.

INVENTORIES

     Inventories consist primarily of petroleum products and crude oil which are valued at the lower of cost (weighted average cost method) or market. The Products OLP acquires and disposes of various products under exchange agreements. Receivables and payables arising from these transactions are usually satisfied with products rather than cash. The net balances of exchange receivables and payables are valued at weighted average cost and included in inventories.

PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant and equipment, including major replacements or betterments, are recorded at cost. Replacements and renewals of minor items of property are charged to maintenance expense. Depreciation expense is computed on the straight-line method using rates based upon expected useful lives of various classes of assets (ranging from 2% to 20% per annum). Upon sale or retirement of properties regulated by the FERC, cost less salvage is normally charged to accumulated depreciation, and no gain or loss is recognized.

                             TEPPCO PARTNERS, L.P.

CAPITALIZATION OF INTEREST

     In connection with the construction of facilities regulated by the FERC, interest is capitalized in accordance with a FERC-established method. The rate used to capitalize interest on borrowed funds was 7.02%, 10.09% and 10.07% for 1998, 1997 and 1996, respectively.

INCOME TAXES

     The Partnership is a limited partnership. As a result, the Partnership's income or loss for federal income tax purposes is included in the tax return of the individual partners, and may vary substantially from income or loss reported for financial reporting purposes. Accordingly, no recognition has been given to federal income taxes for the Partnership's operations. At December 31, 1998 and 1997, the Partnership's reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $272 million and $223 million, respectively.

CASH FLOWS

     For purposes of reporting cash flows, all liquid investments with maturities at date of purchase of 90-days or less are considered cash equivalents.

NET INCOME PER UNIT

     Basic net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Limited Partner Units and Class B outstanding (a total of 29.7 million Units for 1998, and 29.0 million Units for 1997 and 1996). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each year (see Note 10). The general partner was allocated $1.7 million (representing 8.95%) of the net loss for the year ended December 31, 1998. The general partner was allocated $4.7 million and $3.7 million (representing 7.73% and 6.35%) of net income for each of the years ended 1997 and 1996, respectively.

     Diluted net income per Unit is similar to the computation of basic net income per Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For 1998, 1997 and 1996 the denominator was increased by 45,278 Units, 39,120 Units and 28,456 Units, respectively.

NOTE 3. ACQUISITIONS

     Effective March 31, 1998, TEPPCO Colorado, LLC ("TEPPCO Colorado"), a wholly owned subsidiary of the Products OLP, purchased two fractionation facilities located in Weld County, Colorado, from Duke Energy Field Services, Inc. ("DEFS"), a wholly-owned subsidiary of Duke Energy. The transaction totaled approximately $40 million and was accounted for under the purchase method of accounting.

     Effective November 1, 1998, the Crude Oil OLP, through its wholly owned subsidiary TEPPCO Crude Oil, LLC ("TCO"), acquired substantially all of the assets of Duke Energy Transport and Trading Company ("DETTCO") from Duke Energy for approximately $106 million. In consideration for such assets, Duke Energy received 3,916,547 Class B Limited Partnership Units ("Class B Units"). The Class B Units are substantially identical to the 29,000,000 Limited Partner Units, but they are not listed on the New York Stock Exchange. The Class B Units will be convertible into Limited Partner Units upon approval by the Limited Partner Unitholders. The Company intends to seek approval for conversion, however, if conversion is not approved before March 2000, the holder of the Class B Units will have the right to sell them to the Partnership at 95.5% of the market price of the Limited Partner Units at the time of sale. As a result of such option, the Class B Units were not included in partners' capital at December 31, 1998. Collectively, the Limited Partner Units and Class B Units are referred to as "Units." The transaction was accounted for under

                             TEPPCO PARTNERS, L.P.

the purchase method of accounting. Accordingly, the results of the acquisition are included in the consolidated statements of income for the period subsequent to November 1, 1998. During the two months ended December 31, 1998, the Class B Units were allocated $1.0 million of net income for such period.

     The following table presents the unaudited pro forma results of the Partnership as though the acquisitions of the fractionation facilities and the DETTCO assets occurred at the beginning of the period (in thousands, except per Unit amounts).

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Revenues....................................................  $1,412,929    $1,430,451
Operating income............................................      90,074       105,942
Income before extraordinary loss on debt extinguishment.....      62,781        73,197
Net income (loss)...........................................      (9,986)       73,197
Basic and diluted income per Unit before extraordinary
  item......................................................  $     1.71    $     2.05
Basic and diluted net income (loss) per Unit................  $    (0.28)   $     2.05

NOTE 4. RELATED PARTY TRANSACTIONS

     The Partnership has no employees and is managed by the Company. Pursuant to the Partnership Agreements, the Company is entitled to reimbursement of all direct and indirect expenses related to business activities of the Partnership (see Note 1).

     For 1998, 1997 and 1996, direct expenses incurred by the general partner in the amount of $38.8 million, $38.2 million and $36.0 million, respectively, were charged to the Partnership. Substantially all such costs related to payroll and payroll related expenses, which included $1.0 million, $1.8 million and $1.9 million of expense for incentive compensation plans for each of the years ended 1998, 1997 and 1996, respectively.

     For 1998, 1997 and 1996, expenses for administrative service and overhead allocated to the Partnership by the general partner (including Duke Energy and its affiliates) amounted to $2.7 million, $2.7 million and $2.6 million, respectively. Such costs incurred by the general partner included general and administrative costs related to business activities of the Partnership.

     Effective with the purchase of the fractionation facilities, TEPPCO Colorado and DEFS entered into a twenty-year Fractionation Agreement, under which TEPPCO Colorado receives a variable fee for all fractionated volumes delivered to DEFS. Revenues recognized from the Fractionation Agreement totaled $5.5 million from April 1, 1998 through December 31, 1998. TEPPCO Colorado and DEFS also entered into a Operation and Maintenance Agreement, whereby DEFS operates and maintains the fractionation facilities. For these services, TEPPCO Colorado pays DEFS a set volumetric rate for all fractionated volumes delivered to DEFS. Expenses related to the Operation and Maintenance Agreement totaled $0.7 million from April 1, 1998 through December 31, 1998.

     Included with the DETTCO assets purchased effective November 1, 1998 was the 90-mile long Wilcox NGL Pipeline located along the Texas Gulf Coast. The Wilcox NGL Pipeline transports NGLs for DEFS from two of their processing plants and is currently supported by demand fees that are paid by DEFS through 2005. Such fees totaled $0.2 million for the two months ended December 31, 1998.

NOTE 5. INVESTMENTS

SHORT-TERM INVESTMENTS

     The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90-days or less are considered cash and cash equivalents. All short-term investments are classified as held-to-maturity securities and are stated at

                             TEPPCO PARTNERS, L.P.

amortized cost. At December 31, 1998 and 1997, short-term investments consisted of $3.3 million and $2.1 million, respectively, of investment-grade corporate notes, with maturities at such date of less than one-year. The aggregate fair value of such securities approximates amortized cost at December 31, 1998 and 1997. Such investments at December 31, 1998 included a $0.9 million investment in Duke Power Company corporate notes.

LONG-TERM INVESTMENTS

     At December 31, 1998 and 1997, the Partnership had $6.5 million and $10.0 million, respectively, invested in investment-grade corporate notes, which have varying maturities until 2003. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at December 31, 1998 and 1997.

NOTE 6. INVENTORIES

     Inventories are valued at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Gasolines...................................................  $ 4,224   $ 3,448
Propane.....................................................    1,503     3,428
Butanes.....................................................    1,654     2,102
MTBE........................................................      641       630
Crude oil...................................................    5,517        --
Other products..............................................    3,229     1,473
Materials and supplies......................................    3,666     4,110
                                                              -------   -------
          Total.............................................  $20,434   $15,191
                                                              =======   =======

     During 1998 the Partnership recorded $3.5 million of expense to reduce the costs of product inventories to market values. The costs of inventories did not exceed market values at December 31, 1998 and 1997.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

     Major categories of property, plant and equipment were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Land and right of way.......................................  $ 53,901   $ 33,405
Line pipe and fittings......................................   520,213    443,355
Storage tanks...............................................   105,844     86,425
Buildings and improvements..................................     7,578      6,101
Machinery and equipment.....................................   151,808    140,798
Construction work in progress...............................    26,125     27,660
                                                              --------   --------
          Total property, plant and equipment...............  $865,469   $737,744
  Less accumulated depreciation and amortization............   193,858    170,063
                                                              --------   --------
          Net property, plant and equipment.................  $671,611   $567,681
                                                              ========   ========

                             TEPPCO PARTNERS, L.P.

     Depreciation and amortization expense was $25.5 million, $23.8 million and $23.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 8. LONG TERM DEBT

SENIOR NOTES

     On January 27, 1998, the Products OLP completed the issuance of $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). The 6.45% Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% Senior Notes due 2028 may be redeemed at any time after January 15, 2008, at the option of the Products OLP, in whole or in part, at a premium. Net proceeds from the issuance of the Senior Notes totaled approximately $386 million and was used to repay in full the $61.0 million principal amount of the 9.60% Series A First Mortgage Notes, due 2000, and the $265.5 million principal amount 10.20% Series B First Mortgage Notes, due 2010. The premium for the early redemption of the First Mortgage Notes totaled $70.1 million. The Partnership recorded an extraordinary charge of $73.5 million during the first quarter of 1998 (including $0.7 million allocated to minority interest), which represents the redemption premium of $70.1 million and unamortized debt issue costs related to the First Mortgage Notes of $3.4 million.

     The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Senior Notes are unsecured obligations of the Products OLP and will rank on a parity with all other unsecured and unsubordinated indebtedness of the Products OLP. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting (i) the creation of liens securing indebtedness and (ii) sale and leaseback transactions. However, the indenture does not limit the Partnership's ability to incur additional indebtedness.

     At December 31, 1998, the estimated fair value of the Senior Notes was approximately $406.6 million. Market prices for recent transactions and rates currently available to the Partnership for debt with similar terms and maturities were used to estimate fair value.

OTHER LONG TERM DEBT

     In connection with the purchase of the fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank. Proceeds from the loan were received on April 21, 1998. TEPPCO Colorado paid interest to DEFS at a per annum rate of 5.75% on the amount of the total purchase price outstanding for the period from March 31, 1998 until April 21, 1998. The SunTrust loan bears interest at a rate of 6.53%, which is payable quarterly beginning in July 1998. The principal balance of the loan is payable in full on April 21, 2001. The Products OLP is guarantor on the loan. At December 31, 1998, the estimated fair value of the loan was approximately $39.3 million. Market prices for recent transactions and rates currently available to the Partnership for debt with similar terms and maturities were used to estimate fair value.

WORKING CAPITAL FACILITIES

     In connection with the purchase of the DETTCO assets by TCO, the Crude Oil OLP entered into a $30 million Revolving Credit Agreement ("Revolver") with Duke Capital Corporation ("Duke Capital"), a wholly owned subsidiary of Duke Energy. The Revolver, dated November 30, 1998, has a six-month term and bears interest at the one month LIBOR rate plus 0.50%. The Revolver also has a commitment fee of $45,000 per annum.

                             TEPPCO PARTNERS, L.P.

     The outstanding principal balance of the Revolver is payable in full at the end of its term. The Revolver is to be used by the Crude Oil OLP and its subsidiaries for working capital and general business needs. At December 31, 1998, there was no outstanding balance under the Revolver.

     In connection with the purchase of the DETTCO assets by TCO, Duke Capital also agreed to guarantee the payment by TCO and its subsidiaries under certain commercial contracts between TCO and its subsidiaries and third parties. Duke Capital will provide up to $100 million of guarantee credit to TCO and its subsidiaries for a period of three years from November 30, 1998. Pursuant to this agreement, the Partnership has agreed to pay Duke Capital $100,000 per year.

NOTE 9. CONCENTRATIONS OF CREDIT RISK

     The Partnership's primary market areas are located in the Northeast, Midwest and Southwest regions of the United States. The Partnership has a concentration of trade receivable balances due from major integrated oil companies, independent oil companies and other pipelines and wholesalers. These concentrations of customers may affect the Partnership's overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. The Partnership's customers' historical and future credit positions are thoroughly analyzed prior to extending credit. The Partnership manages its exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments and guarantees.

NOTE 10. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     As discussed in Note 1 above, all per Limited Partner Unit references have been adjusted to reflect the two-for-one split on August 10, 1998.

     The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion or as required by the terms of the Notes. Generally, distributions are made 98% to the Unitholders pro rata and 2% to the general partner until there has been distributed with respect to each Limited Partner Unit and Class B Unit an amount equal to the Minimum Quarterly Distribution ($0.275 per Limited Partner Unit and Class B Unit) for each quarter. The Company receives incremental incentive distributions of 15%, 25% and 50% on quarterly distributions of Available Cash that exceed, $0.275, $0.325 and $0.45 per Limited Partner Unit and Class B Unit, respectively. During 1998, 1997 and 1996, incentive distributions paid to the Company totaled $5.0 million, $3.2 million and $2.3 million, respectively.

     For the year ended December 31, 1998, cash distributions totaled $56.8 million, resulting from cash distributions of $0.425 per Limited Partner Unit in February and May, and $0.45 per Limited Partner Unit in August and November. For the year ended December 31, 1997, cash distributions totaled $49.0 million, resulting from cash distributions of $0.375 per Limited Partner Unit in February and May, and $0.80 per Limited Partner Unit in August and November. For the year ended December 31, 1996, cash distributions totaled $45.2 million, resulting from cash distributions of $0.35 per Limited Partner Unit in February and May, and $0.375 per Limited Partner Unit in August and November. The distribution increases reflect the Partnership's success in improving cash flow levels.

     On February 5, 1999, the Partnership paid a cash distribution of $0.45 per Limited Partner Unit and Class B Unit for the quarter ended December 31, 1998. The Class B Unit distribution was prorated for the 61 day period from issuance on November 1, 1998.

NOTE 11. UNIT OPTION PLAN

     During 1994, the Company adopted the Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan ("1994 LTIP"). The 1994 LTIP provides key employees with an incentive award whereby a

                             TEPPCO PARTNERS, L.P.

participant is granted an option to purchase Limited Partner Units together with a stipulated number of Performance Units. Under the provisions of the 1994 LTIP, no more than one million options and two million Performance Units may be granted. Each Performance Unit creates a credit to a participant's Performance Unit account when earnings exceed a threshold, which was $1.00, $1.25 and $1.875 per Unit for the awards granted in 1994, 1995 and 1997, respectively. Performance Units grants were 80,000, 70,000 and 11,000 Performance Units during 1994, 1995 and 1997, respectively. No Performance Units were granted during 1996 and 1998. When earnings for a calendar year (exclusive of certain special items) exceed the threshold, the excess amount is credited to the participant's Performance Unit account. The balance in the account may be used to exercise Limited Partner Unit options granted in connection with the Performance Units or may be withdrawn two years after the underlying options expire, usually 10 years from the date of grant. Under the agreement for such Limited Partner Unit options, the options become exercisable in equal installments over periods of one, two, and three years from the date of the grant. Options may also be exercised by normal means once vesting requirements are met. A summary of Limited Partner Unit options granted under the terms of the 1994 LTIP is presented below:

                                                    OPTIONS       OPTIONS
                                                  OUTSTANDING   EXERCISABLE       RANGE
                                                  -----------   -----------   -------------
Outstanding at December 31, 1995................    106,878        10,210     $13.81-$14.34
  Became exercisable............................         --        35,664     $13.81-$14.34
  Exercised.....................................    (13,580)      (13,580)    $13.81-$14.34
                                                    -------       -------
Outstanding at December 31, 1996................     93,298        32,294     $13.81-$14.34
  Granted.......................................     11,100            --            $21.66
  Became exercisable............................         --        37,674     $13.81-$14.34
  Exercised.....................................    (11,870)      (11,870)    $13.81-$14.34
                                                    -------       -------
Outstanding at December 31, 1997................     92,528        58,098     $13.81-$21.66
  Granted.......................................    111,000            --            $25.69
  Became exercisable............................         --        26,993     $13.81-$21.66
  Exercised.....................................    (12,732)      (12,732)    $13.81-$14.34
                                                    -------       -------
Outstanding at December 31, 1998................    190,796        72,359     $13.81-$25.69
                                                    =======       =======

     As discussed in Note 2, SFAS 123, "Accounting for Stock-Based Compensation," allows a company to adopt a fair value based method of accounting for its stock-based compensation plans. The Partnership has elected to retain the intrinsic value method of APB No. 25 for recognizing stock-based expense. The exercise price of all options awarded under the 1994 LTIP equaled the market price of the Partnership's Units on the date of grant. Accordingly, no compensation was recognized at the date of grant. Had compensation expense been determined consistent with SFAS 123, compensation expense related to option grants would have totaled $31,158, $37,138 and $93,771 during 1996, 1997 and 1998, respectively. Under the provisions of SFAS 123, the pro forma disclosures above include only the effects of Unit options granted by the Partnership subsequent to December 31, 1994. During this initial phase-in period, the disclosures as required by SFAS 123 are not representative of the effects on reported net income for future years as options vest over several years and additional awards may be granted in subsequent years.

     For purposes of determining compensation costs using the provisions of SFAS 123, the fair value of 1997 and 1998 option grants were determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were: risk-free interest rate -- 6.3% and 5.5% for 1997 and 1998, respectively; dividend yield -- 7.2% and 7.8% for 1997 and 1998, respectively; Unit price volatility -- 18% for 1997 and 1998; expected option lives -- five years and six years for 1997 and 1998, respectively.

                             TEPPCO PARTNERS, L.P.

NOTE 12. LEASES

     The Partnership utilizes leased assets in several areas of its operations. Total rental expense during 1998, 1997 and 1996 was $4.8 million, $3.9 million and $2.5 million, respectively. The minimum rental payments under the Partnership's various operating leases for the years 1999 through 2003 are $6.0 million, $5.4 million, $4.9 million, $3.4 million and $3.3 million, respectively. Thereafter, payments aggregate $5.9 million through 2007.

     In May 1997, the Partnership completed construction to connect the pipeline system to Colonial Pipeline Company's ("Colonial") pipeline at Beaumont, Texas. The Partnership entered into a 10-year capacity lease with Colonial, whereby the Partnership guaranteed a minimum monthly through-put rate for the connection. The minimum lease payments related to this agreement are included in the amounts disclosed above.

NOTE 13. EMPLOYEE BENEFITS

RETIREMENT PLANS

     The Company's employees are included with other affiliates of Duke Energy in a noncontributory, trustee-administered pension plan. Through December 31, 1998, the plan provided retirement benefits (i) for eligible employees of certain subsidiaries, including the Company, that are generally based on an employee's years of benefit accrual service and highest average eligible earnings, and (ii) for eligible employees of certain other subsidiaries under a cash balance formula. In 1998, a significant amount of lump sum payouts were made from the plan resulting in a settlement gain of $10 million. The Company's portion of this gain was $0.6 million. Effective January 1, 1999 the benefit formula under the plan in which the Company participates, was changed to a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon a percentage of current pay, which may vary with age and years of service, and current interest credits.

     During 1998, Duke Energy adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which required the restatement of prior year data. This restatement did not change the net periodic expense or the funded status of the retirement or post retirement benefit plans. The components of net pension benefit costs for the years ended December 31, 1998, 1997 and 1996 were as follows (in thousands):

                                                           1998      1997      1996
                                                          -------   -------   -------
Service cost benefit earned during the year.............  $ 1,699   $ 1,509   $ 1,414
Interest cost on projected benefit obligation...........    2,041     2,359     2,157
Expected return on plan assets..........................   (1,555)   (1,773)   (1,641)
Amortization of prior service cost......................      (27)      (30)      (39)
Amortization of net transition asset....................       (5)       (3)       --
Settlement gain.........................................     (554)       --        --
                                                          -------   -------   -------
          Net pension benefits costs....................  $ 1,599   $ 2,062   $ 1,891
                                                          =======   =======   =======

     The assumptions affecting pension expense include:

                                                              1998    1997    1996
                                                              ----    ----    ----
Discount rate...............................................  6.75%   7.25%   7.50%
Salary increase.............................................  4.67%   4.15%   4.80%
Expected long-term rate of return on plan assets............  9.25%   9.25%   9.18%

                             TEPPCO PARTNERS, L.P.

     Duke Energy also sponsors employee savings plans which cover substantially all employees. Plan contributions on behalf of the Company of $1.4 million, $1.4 million and $1.3 million were expensed in 1998, 1997 and 1996, respectively.

OTHER POSTRETIREMENT BENEFITS

     Duke Energy and most of its subsidiaries provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments effective late 1998 and early 1999, health care benefits for future retirees were changed to limit employer contributions and medical coverage.

     Such benefit costs are accrued over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years.

     Duke Energy is using an investment account under section 401(h) of the Internal Revenue Code, a retired lives reserve (RLR) and multiple voluntary employees' beneficiary association (VEBA) trusts under section 501(c)(9) of the Internal Revenue Code to partially fund post retirement benefits. The 401(h) vehicles, which provide for tax deductions for contributions and tax-free accumulation of investment income, partially fund postretirement health care benefits. The RLR, which has tax attributes similar to 401(h) funding, partially funds postretirement life insurance obligations. Certain subsidiaries use the VEBA trusts to partially fund accrued postretirement health care benefits and fund post retirement life insurance obligations. The components of net postretirement benefits cost for the years ended December 31, 1998, 1997 and 1996 were as follows (in thousands):

                                                              1998     1997     1996
                                                             ------   ------   ------
Service cost benefit earned during the year................  $  439   $  350   $  240
Interest cost on accumulated postretirement benefit
  obligation...............................................     796      703      506
Expected return on plan assets.............................    (240)    (172)    (126)
Amortization of prior service cost.........................       3        4       --
Amortization of net transition asset.......................     202      202      201
Recognized net actuarial loss..............................     173       68        4
                                                             ------   ------   ------
          Net postretirement benefits costs................  $1,373   $1,155   $  825
                                                             ======   ======   ======

     The assumptions affecting postretirement benefits expense include:

                                                              1998     1997     1996
                                                              -----    -----    -----
Discount rate...............................................   6.75%    7.25%    7.50%
Salary increase.............................................   4.67%    4.33%    4.84%
Expected long-term rate of return on 401(h) assets..........   9.25%    9.25%    9.00%
Expected long-term rate of return on RLR assets.............   6.75%    6.75%    6.50%
Expected long-term rate of return on VEBA assets............   9.25%    9.25%    9.50%
Assumed tax rate............................................  39.60%   39.60%   39.60%

     For measurement purposes, a 5% weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 4.75% for 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The below table indicates the effect on the total service and interest costs

                             TEPPCO PARTNERS, L.P.

component and on the postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates in each future year (in thousands).

                                                                 1%         1%
                                                              INCREASE   DECREASE
                                                              --------   --------
Effect on total of service and interest cost components.....    $159      $(136)
Effect on postretirement benefit obligation.................    $404      $(378)

POSTEMPLOYMENT BENEFITS

     The Partnership accrues expense for certain benefits provided to former or inactive employees after employment but before retirement. During 1998, 1997 and 1996, the Partnership recorded $0.5 million, $0.5 million and $0.2 million, respectively, of expense for such benefits.

NOTE 14. CONTINGENCIES

     The Partnership is involved in various claims and legal proceedings incidental to its business. In the opinion of management, these claims and legal proceedings will not have a material adverse effect on the Partnership's consolidated financial position or results of operations.

     The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes its operations are in material compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the pipeline system, could result in substantial costs and liabilities to the Partnership. The Partnership does not anticipate that changes in environmental laws and regulations will have a material adverse effect on its financial position, operations or cash flows in the near term.

     The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership estimates that the costs of the remediation program being proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $0.8 million at December 31, 1998). In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

     In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership incurred approximately $1.3 million of expense during 1997 and 1998 related to the Year 2000 issue. The Company estimates the remaining amounts required to address the Year 2000 issue will be approximately $5.0 million (unaudited). A portion of such costs would have been incurred as part of normal system and application

                             TEPPCO PARTNERS, L.P.

upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs to address the Year 2000 issue will not be significantly greater.

     The Partnership has adopted a three-phase Year 2000 program consisting of:
Phase I -- Preliminary Assessment; Phase II -- Detailed Assessment and Remediation Planning; and Phase III -- Remediation Activities and Testing. The Products OLP has completed Phase I; Phase II is nearing completion; and Phase III is ongoing. The Crude Oil OLP is nearing completion of Phase I. Remediation Activities and Testing for systems deemed most critical are scheduled to be completed by mid-1999, with testing of all process controls and business computer systems completed during the third quarter of 1999.

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

     Despite the Partnership's efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000 and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the pipeline system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational failures. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership will complete contingency plans for its critical systems, processes and external relationships by mid-fourth quarter of 1999.

     Substantially all of the petroleum products transported and stored by the Products OLP are owned by its customers. At December 31, 1998, the Partnership had approximately 17.7 million barrels of products in its custody owned by customers. The Products OLP is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance it believes to be adequate to cover product losses through circumstances beyond its control.

NOTE 15. SEGMENT DATA

     The Partnership operates in two industry segments: refined products and LPGs transportation, which operates through the Products OLP; and crude oil and NGLs transportation and marketing, which operates through the Crude Oil OLP.

     Operations of the Products OLP consist of interstate transportation, storage and terminaling of petroleum products; short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas complex; sale of product inventory; fractionation of natural gas liquids and other ancillary services. The Products OLP is one of the largest pipeline common carriers of refined petroleum products and LPGs in the United States. The Partnership owns and operates an approximate 4,300-mile pipeline system extending from southeast Texas through the central and midwestern United States to the northeastern United States.

     The Crude Oil OLP gathers, stores, transports and markets crude oil principally in Oklahoma and Texas; operates two trunkline NGL pipelines in South Texas; and distributes lube oil to industrial and commercial accounts. The Crude Oil OLP's gathering, transportation and storage assets include approximately 2,200 miles of pipeline and 1.3 million barrels of storage.

                             TEPPCO PARTNERS, L.P.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies discussed above (see Note 2). The crude oil and NGLs transportation and marketing segment was added with the acquisition from DETTCO effective November 1, 1998. The acquisition was accounted for under the purchase method of accounting.

     The below table includes financial information by business segment for the year ended December 31, 1998. Data for the Crude Oil OLP includes operations for the two months ended December 31, 1998. Segment data has not been provided for the years ended December 31, 1997 and 1996, as the Partnership operated as one business segment prior to November 1, 1998.

                                                      PRODUCTS   CRUDE OIL
                                                        OLP         OLP      CONSOLIDATED
                                                      --------   ---------   ------------
                                                                (IN THOUSANDS)
Unaffiliated revenues...............................  $211,783   $217,855      $429,638
Operating expenses, including power.................   107,102    215,632       322,734
Depreciation and amortization expense...............    26,040        898        26,938
                                                      --------   --------      --------
          Operating income..........................    78,641      1,325        79,966
Interest expense....................................   (29,777)        (7)      (29,784)
Other income, net...................................     3,138         21         3,159
                                                      --------   --------      --------
          Income before extraordinary item..........    52,002      1,339        53,341
                                                      ========   ========      ========
Identifiable assets.................................  $694,636   $220,333      $914,969
Accounts receivable, trade..........................    17,740     95,801       113,541
Accounts payable and accrued liabilities............  $  8,513   $109,420      $117,933

NOTE 16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        FIRST     SECOND     THIRD     FOURTH
                                                       QUARTER    QUARTER   QUARTER   QUARTER
                                                       --------   -------   -------   --------
                                                       (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
1998(1)
--------
Operating revenues...................................  $ 50,205   $51,560   $54,229   $273,644
Operating income.....................................    19,514    18,929    19,722     21,801
Income before extraordinary item(2)..................    13,155    12,546    12,734     14,906
Net income (loss)....................................   (59,612)   12,546    12,734     14,906
Basic and diluted income per Limited Partner and
  Class B Unit, before extraordinary item(2)(3)......  $   0.41   $  0.39   $  0.39   $   0.42
Basic and diluted net income (loss) per Limited
  Partner and Class B Unit(3)........................  $  (1.87)  $  0.39   $  0.39   $   0.42
1997(1)
--------
Operating revenues...................................  $ 55,425   $52,649   $53,305   $ 60,714
Operating income.....................................    24,945    20,516    19,437     26,652
Net income...........................................    17,795    13,125    11,444     18,936
Basic and diluted net income per Limited Partner
  Unit...............................................  $   0.57   $  0.42   $  0.36   $   0.60

---------------

(1) Per Unit amounts for all periods have been adjusted to reflect the two-for-one split on August 10, 1998.

(2) Extraordinary item reflects the $73.5 million loss related to the early extinguishment of the First Mortgage Notes on January 27, 1998.

(3) Per Unit calculation includes 3,916,547 Class B Units issued for the acquisition of the crude oil and NGL assets, effective November 1, 1998.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Certificate of Limited Partnership of the Partnership
                            (Filed as Exhibit 3.2 to the Registration Statement of
                            TEPPCO Partners, L.P. (Commission File No. 33-32203) and
                            incorporated herein by reference).
           3.2           -- Certificate of Formation of TEPPCO Colorado, LLC (Filed
                            as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P.
                            (Commission File No. 1-10403) for the quarter ended March
                            31, 1998 and incorporated herein by reference).
          *3.3           -- Second Amended and Restated Agreement of Limited
                            Partnership of TEPPCO Partners, L.P., dated November 30,
                            1998.
           3.4           -- Amended and Restated Agreement of Limited Partnership of
                            TE Products Pipeline Company, Limited Partnership,
                            effective July 21, 1998 (Filed as Exhibit 3.2 to Form 8-K
                            of TEPPCO Partners, L.P. (Commission File No. 1-10403)
                            dated July 21, 1998 and incorporated herein by
                            reference).
          *3.5           -- Agreement of Limited Partnership of TCTM, L.P., dated
                            November 30, 1998.
           4.1           -- Form of Certificate representing Limited Partner Units
                            (Filed as Exhibit 4.1 to the Registration Statement of
                            TEPPCO Partners, L.P. (Commission File No. 33-32203) and
                            incorporated herein by reference).
           4.2           -- Form of Indenture between TE Products Pipeline Company,
                            Limited Partnership and The Bank of New York, as Trustee,
                            dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE
                            Products Pipeline Company, Limited Partnership's
                            Registration Statement on Form S-3 (Commission File No.
                            333-38473) and incorporated herein by reference).
          *4.3           -- Form of Certificate representing Class B Units.
          10.1           -- Assignment and Assumption Agreement, dated March 24,
                            1988, between Texas Eastern Transmission Corporation and
                            the Company (Filed as Exhibit 10.8 to the Registration
                            Statement of TEPPCO Partners, L.P. (Commission File No.
                            33-32203) and incorporated herein by reference).
          10.2           -- Texas Eastern Products Pipeline Company 1997 Employee
                            Incentive Compensation Plan executed on July 14, 1997
                            (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the quarter ended
                            September 30, 1997 and incorporated herein by reference).
          10.3           -- Agreement Regarding Environmental Indemnities and Certain
                            Assets (Filed as Exhibit 10.5 to Form 10-K of TEPPCO
                            Partners, L.P. (Commission File No. 1-10403) for the year
                            ended December 31, 1990 and incorporated herein by
                            reference).
          10.4           -- Texas Eastern Products Pipeline Company Management
                            Incentive Compensation Plan executed on January 30, 1992
                            (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the quarter ended
                            March 31, 1992 and incorporated herein by reference).
          10.5           -- Texas Eastern Products Pipeline Company Long-Term
                            Incentive Compensation Plan executed on October 31, 1990
                            (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the year ended
                            December 31, 1990 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.6           -- Form of Amendment to Texas Eastern Products Pipeline
                            Company Long-Term Incentive Compensation Plan (Filed as
                            Exhibit 10.7 to the Partnership's Form 10-K (Commission
                            File No. 1-10403) for the year ended December 31, 1995
                            and incorporated herein by reference).
          10.7           -- Employees' Savings Plan of Panhandle Eastern Corporation
                            and Participating Affiliates (Effective January 1, 1991)
                            (Filed as Exhibit 10.10 to the Partnership's Form 10-K
                            (Commission File No. 1-10403) for the year ended December
                            31, 1990 and incorporated herein by reference).
          10.8           -- Retirement Income Plan of Panhandle Eastern Corporation
                            and Participating Affiliates (Effective January 1, 1991)
                            (Filed as Exhibit 10.11 to Form 10-K of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the year ended
                            December 31, 1990 and incorporated herein by reference).
          10.9           -- Panhandle Eastern Corporation Key Executive Retirement
                            Benefit Equalization Plan, adopted December 20, 1993;
                            effective January 1, 1994 (Filed as Exhibit 10.12 to Form
                            10-K of Panhandle Eastern Corporation (Commission File
                            No. 1-8157) for the year ended December 31, 1993 and
                            incorporated herein by reference).
          10.10          -- Employment Agreement with William L. Thacker, Jr. (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P.
                            (Commission File No. 1-10403) for the quarter ended
                            September 30, 1992 and incorporated herein by reference).
          10.11          -- Texas Eastern Products Pipeline Company 1994 Long Term
                            Incentive Plan executed on March 8, 1994 (Filed as
                            Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P.
                            (Commission File No. 1-10403) for the quarter ended March
                            31, 1994 and incorporated herein by reference).
          10.12          -- Panhandle Eastern Corporation Key Executive Deferred
                            Compensation Plan established effective January 1, 1994
                            (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the quarter ended
                            March 31, 1994 and incorporated herein by reference).
          10.13          -- Asset Purchase Agreement between Duke Energy Field
                            Services, Inc. and TEPPCO Colorado, LLC, dated March 31,
                            1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO
                            Partners, L.P. (Commission File No. 1-10403) for the
                            quarter ended March 31, 1998 and incorporated herein by
                            reference).
          10.14          -- Credit Agreement between TEPPCO Colorado, LLC, SunTrust
                            Bank, Atlanta, and Certain Lenders, dated April 21, 1998
                            (Filed as Exhibit 10.15 to Form 10-Q of TEPPCO Partners,
                            L.P. (Commission File No. 1-10403) for the quarter ended
                            March 31, 1998 and incorporated herein by reference).
          10.15          -- First Amendment to Credit Agreement between TEPPCO
                            Colorado, LLC, SunTrust Bank, Atlanta, and Certain
                            Lenders, effective June 29, 1998 (Filed as Exhibit 10.15
                            to Form 10-Q of TEPPCO Partners, L.P. (Commission File
                            No. 1-10403) for the quarter ended June 30, 1998 and
                            incorporated herein by reference).
         *10.16          -- Contribution Agreement between Duke Energy Transport and
                            Trading Company and TEPPCO Partners, L.P., dated October
                            15, 1998.
         *10.17          -- Guaranty Agreement by Duke Energy Natural Gas Corporation
                            for the benefit of TEPPCO Partners, L.P., dated November
                            30, 1998, effective November 1, 1998.
         *10.18          -- Revolving Credit Agreement between TCTM, L.P. as Borrower and Duke Capital Corporation as Lender, dated November
                            30, 1998.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.19          -- Letter Agreement regarding Payment Guarantees of Certain
                            Obligations of TCTM, L.P. between Duke Capital
                            Corporation and TCTM, L.P., dated November 30, 1998.
         *10.20          -- Form of Employment Agreement between the Company and O.
                            Horton Cunningham, Ernest P. Hagan, Thomas R. Harper,
                            David L. Langley, Charles H. Leonard and James C. Ruth,
                            dated December 1, 1998.
          22.1           -- Subsidiaries of the Partnership (Filed as Exhibit 22.1 to
                            the Registration Statement of TEPPCO Partners, L.P.
                            (Commission File No. 33-32203) and incorporated herein by
                            reference).
         *23             -- Consent of KPMG LLP.
         *24             -- Powers of Attorney.
         *27             -- Financial Data Schedule as of and for the year ended
                            December 31, 1998.

---------------

* Filed herewith.