Form 10-Q
period 1999-03-31
TEPPCO PARTNERS LP
filed 1999-05-06
CIK 857644

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

FOR THE QUARTER ENDED MARCH 31, 1999


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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TEPPCO PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  MARCH 31,     DECEMBER 31,
                                                                     1999           1998
                                                                 ------------   ------------
                                                                  (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents ..................................   $     29,903   $     47,423
  Short-term investments .....................................          3,271          3,269
  Accounts receivable, trade .................................         89,473        113,541
  Inventories ................................................         22,011         20,434
  Other ......................................................          2,677          3,909
                                                                 ------------   ------------
     Total current assets ....................................        147,335        188,576
                                                                 ------------   ------------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $200,510 and $193,858) ....        678,597        671,611
Investments ..................................................          4,723          6,490
Intangible assets ............................................         36,363         36,842
Other assets .................................................         11,417         11,450
                                                                 ------------   ------------
     Total assets ............................................   $    878,435   $    914,969
                                                                 ============   ============

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities ...................   $     82,452   $    117,933
  Accounts payable, general partner ..........................          3,942          2,815
  Accrued interest ...........................................          6,180         13,039
  Other accrued taxes ........................................          5,891          6,739
  Other ......................................................          5,974          7,699
                                                                 ------------   ------------
     Total current liabilities ...............................        104,439        148,225
                                                                 ------------   ------------
Senior Notes .................................................        389,730        389,722
Other long-term debt .........................................         38,000         38,000
Other liabilities and deferred credits .......................          3,139          3,407
Minority interest ............................................          3,470          3,393
Redeemable Class B Units held by related party ...............        106,365        105,036
Partners' capital:
  General partner's interest .................................            388           (380)
  Limited partners' interests ................................        232,904        227,566
                                                                 ------------   ------------
     Total partners' capital .................................        233,292        227,186
                                                                 ------------   ------------
     Total liabilities and partners' capital .................   $    878,435   $    914,969
                                                                 ============   ============



          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                             THREE MONTHS     THREE MONTHS
                                                                                ENDED            ENDED
                                                                              MARCH 31,        MARCH 31,
                                                                                 1999             1998
                                                                             ------------     ------------
Operating revenues:
  Sale of crude oil and petroleum products ................................   $ 222,374        $      --
  Transportation - Refined products .......................................      25,596           22,462
  Transportation - LPGs ...................................................      26,595           21,815
  Transportation - Crude oil and NGLs .....................................       2,566               --
  Mont Belvieu operations .................................................       2,897            2,670
  Other -  net ............................................................       6,062            3,258
                                                                              ---------        ---------
    Total operating revenues ..............................................     286,090           50,205
                                                                              ---------        ---------
Costs and expenses:
  Purchases of crude oil and petroleum products ...........................     216,697               --
  Operating, general and administrative ...................................      21,213           15,844
  Operating fuel and power ................................................       6,893            6,190
  Depreciation and amortization ...........................................       8,139            6,080
  Taxes - other than income taxes .........................................       2,679            2,577
                                                                              ---------        ---------
    Total costs and expenses ..............................................     255,621           30,691
                                                                              ---------        ---------
    Operating income ......................................................      30,469           19,514

Interest expense ..........................................................      (7,542)          (7,156)
Interest costs capitalized ................................................         142              284
Other income - net ........................................................         541              647
                                                                              ---------        ---------
  Income before minority interest and extraordinary loss on debt
    extinguishment ........................................................      23,610           13,289
Minority interest .........................................................        (238)            (134)
                                                                              ---------        ---------
  Income before extraordinary loss on debt extinguishment .................      23,372           13,155
Extraordinary loss on debt extinguishment, net of minority interest .......          --          (72,767)
                                                                              ---------        ---------
  Net income (loss) .......................................................   $  23,372        $ (59,612)
                                                                              =========        =========
Basic and diluted income (loss) per Limited Partner and Class B Unit:

  Income before extraordinary loss on debt extinguishment .................   $    0.64        $    0.41

  Extraordinary loss on debt extinguishment ...............................          --            (2.28)
                                                                              ---------        ---------
  Net income (loss) .......................................................   $    0.64        $   (1.87)
                                                                              =========        =========
Weighted average Limited Partner and Class B Units outstanding ............      32,917           29,000


          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS    THREE MONTHS
                                                                          ENDED            ENDED
                                                                         MARCH 31,       MARCH 31,
                                                                           1999            1998
                                                                       ------------    ------------
Cash flows from operating activities:
  Net income (loss) ..................................................   $  23,372       $ (59,612)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depreciation and amortization ...................................       8,139           6,080
     Extraordinary loss on early extinguishment of debt,
       net of minority interest ......................................          --          72,767
     Equity in loss of affiliate .....................................          74              94
     Decrease in accounts receivable, trade ..........................      24,068           6,563
     Increase in inventories .........................................      (1,577)         (1,080)
     Decrease in other current assets ................................       1,232             250
     Decrease in accounts payable and accrued expenses ...............     (43,786)        (11,087)
     Other ...........................................................        (715)             71
                                                                         ---------       ---------
       Net cash provided by operating activities .....................      10,807          14,046
                                                                         ---------       ---------

Cash flows from investing activities:
  Proceeds from cash investments .....................................       3,000              --
  Purchases of cash investments ......................................      (1,235)             --
  Purchase of fractionators and related intangible assets,
        net of noncash portion .......................................          --          (2,000)
  Purchase of crude oil system .......................................      (2,250)             --
  Capital expenditures ...............................................     (11,851)         (4,949)
                                                                         ---------       ---------
      Net cash used in investing activities ..........................     (12,336)         (6,949)
                                                                         ---------       ---------

Cash flows from financing activities:
  Principal payment, First Mortgage Notes ............................          --        (326,512)
  Prepayment premium, First Mortgage Notes ...........................          --         (70,093)
  Issuance of Senior Notes ...........................................          --         389,694
  Debt issuance costs, Senior Notes ..................................          --          (3,641)
  Distributions ......................................................     (15,991)        (13,710)
                                                                         ---------       ---------
      Net cash used in financing activities ..........................     (15,991)        (24,262)
                                                                         ---------       ---------

Net decrease in cash and cash equivalents ............................     (17,520)        (17,165)

Cash and cash equivalents at beginning of period .....................      47,423          43,961
                                                                         ---------       ---------
Cash and cash equivalents at end of period ...........................   $  29,903       $  26,796
                                                                         =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest) ........   $  14,182       $  12,525
                                                                         =========       =========


          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

         TEPPCO Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed in March 1990. The Partnership operates through TE Products Pipeline Company, Limited Partnership (the "Products OLP") and TCTM, L.P. (the "Crude Oil OLP"). Collectively the Products OLP and the Crude Oil OLP are referred to as "the Operating Partnerships." The Partnership owns a 99% interest as the sole limited partner interest in both the Products OLP and the Crude Oil OLP. Texas Eastern Products Pipeline Company (the "Company" or "General Partner"), an indirect wholly-owned subsidiary of Duke Energy Corporation ("Duke Energy"), owns a 1% general partner interest in the Partnership and 1% general partner interest in each Operating Partnership. The Company, as general partner, performs all management and operating functions required for the Partnership pursuant to the Agreements of Limited Partnership of TEPPCO Partners, L.P. and TE Products Pipeline Company, Limited Partnership and TCTM, L.P. (the "Partnership Agreements"). The general partner is reimbursed by the Partnership for all reasonable direct and indirect expenses incurred in managing the Partnership.

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of March 31, 1999, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of results of operations for the full year 1999. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts from the prior year have been reclassified to conform to current presentation.

         The Partnership operates in two industry segments: refined products and liquefied petroleum gases ("LPGs") transportation, and crude oil and natural gas liquids ("NGLs") transportation and marketing. The Partnership's reportable segments offer different products and services and are managed separately because each requires different business strategies. The crude oil and NGLs transportation segment was acquired as a unit, and the management at the time of the acquisition was retained. The refined products and LPGs transportation segment's interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission ("FERC"). Refined products, LPGs, crude oil and NGLs are referred to herein, collectively, as "petroleum products" or "products."

         Basic net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Limited Partner and Class B Units outstanding (a total of 32,916,547 Units and 29,000,000 Units as of March 31, 1999 and 1998, respectively). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 7. Cash Distributions). The general partner was allocated $2.4 million (10.18%) of the net income for the three months ended March 31, 1999, and $5.3 million (8.87%) of the net loss for the three months ended March 31, 1998.

         Diluted net income per Unit is similar to the computation of basic net income per Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For the quarters ended March 31, 1999 and 1998, the denominator was increased by 28,572 Units and 46,338 Units, respectively.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. This statement

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)

is effective for fiscal years beginning after June 15, 1999. The Partnership expects to adopt this standard effective January 1, 2000, and does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

NOTE 3. RELATED PARTY TRANSACTIONS

         As of March 31, 1998, TEPPCO Colorado, LLC ("TEPPCO Colorado"), a wholly owned subsidiary of the Products OLP, purchased two fractionation facilities located in Weld County, Colorado, from Duke Energy Field Services, Inc. ("DEFS"), a wholly-owned subsidiary of Duke Energy. TEPPCO Colorado and DEFS entered into a twenty year Fractionation Agreement, whereby TEPPCO Colorado will receive a variable fee for all fractionated volumes delivered to DEFS. The purchase price of these transactions was $40 million. Intangible assets include $38 million of value assigned to the Fractionation Agreement, which will be amortized on a straight-line method over the term of the Fractionation Agreement. The remaining purchase price of $2.0 million was allocated to the fractionator facilities purchased. TEPPCO Colorado and DEFS also entered into a Operations and Management Agreement, whereby DEFS will operate and maintain the fractionation facilities. TEPPCO Colorado will pay DEFS a set volumetric rate for all fractionated volumes delivered to DEFS. As the transactions occurred as of March 31, 1998, no effect of these transactions was included in the Partnership's consolidated statements of income for the quarter ended March 31, 1998.

         Effective November 1, 1998, the Crude Oil OLP, through its wholly owned subsidiary TEPPCO Crude Oil, LLC ("TCO"), acquired substantially all of the assets of Duke Energy Transport and Trading Company ("DETTCO") from Duke Energy for approximately $106 million. In consideration for such assets, Duke Energy received 3,916,547 Class B Limited Partnership Units ("Class B Units"). The Class B Units are substantially identical to the 29,000,000 Limited Partner Units, but they are not listed on the New York Stock Exchange. The Class B Units will be convertible into Limited Partner Units upon approval by the Limited Partner Unitholders. The Company intends to seek approval for conversion, however, if conversion is not approved before March 2000, the holder of the Class B Units will have the right to sell them to the Partnership at 95.5% of the market price of the Limited Partner Units at the time of sale. As a result of such option, the Class B Units were not included in partners' capital at March 31, 1999. Collectively, the Limited Partner Units and Class B Units are referred to as "Units." The transaction was accounted for under the purchase method of accounting. Accordingly, the results of the acquisition are included in the consolidated statements of income for the period subsequent to November 1, 1998.

NOTE 4.  INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash equivalents. At March 31, 1999, short-term investments included $3.3 million of investment-grade corporate notes, which mature within one year. Such investments at March 31, 1999 included a $0.9 million investment in Duke Power Company corporate notes. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at March 31, 1999.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


LONG-TERM INVESTMENTS

         At March 31, 1999, the Partnership had $4.7 million invested in investment-grade corporate notes, which have varying maturities through 2004. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at March 31, 1999.

NOTE 5.  INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                 MARCH 31,   DECEMBER 31,
                                   1999          1998
                                 ---------   ------------
   Gasolines .................   $ 3,901       $ 4,224
   Propane ...................       881         1,503
   Butanes ...................     1,573         1,654
   MTBE ......................       596           641
   Crude oil .................     7,837         5,517
   Other products ............     3,612         3,229
   Materials and supplies ....     3,611         3,666
                                 -------       -------
        Total ................   $22,011       $20,434
                                 =======       =======


         The costs of inventories were lower than market at March 31, 1999, and December 31, 1998.

NOTE 6.  LONG TERM DEBT

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

         The outstanding principal balance of the Revolver is payable in full at the end of its term. The Revolver is to be used by the Crude Oil OLP and its subsidiaries for working capital and general business needs.
At March 31, 1999, there was no outstanding balance under the Revolver.

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

         On February 5, 1999, the Partnership paid a cash distribution of $0.45 per Limited Partner Unit and Class B Unit for the quarter ended December 31, 1998. The Class B Unit distribution was prorated for the 61 day period from issuance on November 1, 1998. Additionally, on April 16, 1999, the Partnership declared a cash distribution of $0.45 per Limited Partner Unit and Class B Unit for the quarter ended March 31, 1999. The distribution will be paid on May 7, 1999, to Unitholders of record on April 30, 1999.

         The Company receives incremental incentive distributions of 15%, 25% and 50% of the amount by which quarterly distributions of Available Cash exceed $0.275, $0.325 and $0.45 per Limited Partner Unit and Class B Unit, respectively. During the three months ended March 31, 1999 and 1998, incentive distributions paid to the Company totaled $1.5 million and $1.1 million, respectively.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


NOTE 8. SEGMENT DATA

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

         The Crude Oil OLP gathers, stores, transports and markets crude oil, principally in Oklahoma and Texas; operates two trunkline NGL pipelines in South Texas; and distributes lube oil to industrial and commercial accounts. The Crude Oil OLP's gathering, transportation and storage assets include approximately 2,200 miles of pipeline and 1.3 million barrels of storage. The crude oil and NGLs transportation and marketing segment was added with the acquisition from DETTCO effective November 1, 1998.

         The below table includes interim financial information by business segment as of and for the quarter ended March 31, 1999. Comparative data has not been included as the Partnership operated as one business segment prior to November 1, 1998.

                                                 PRODUCTS    CRUDE OIL
                                                   OLP          OLP      CONSOLIDATED
(in thousands):                                 ---------    ---------   ------------
Unaffiliated revenues .......................   $  61,150    $ 224,940    $ 286,090
Operating expenses, including power .........      26,189      221,293      247,482
Depreciation and amortization expense .......       6,763        1,376        8,139
                                                ---------    ---------    ---------
      Operating income ......................      28,198        2,271       30,469
Interest expense ............................      (7,536)          (6)      (7,542)
Other income, net ...........................         329          116          445
                                                ---------    ---------    ---------
      Net income ............................      20,991        2,381       23,372
                                                =========    =========    =========

Identifiable assets .........................   $ 690,819    $ 187,616    $ 878,435

Accounts receivable, trade ..................      18,686       70,787       89,473

Accounts payable and accrued liabilities ....   $   5,702    $  76,750    $  82,452

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership estimates that the costs of the remediation program being proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $0.7 million at March 31, 1999). In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all critical known or discovered non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership has incurred approximately $1.8 million of costs related to the Year 2000 issue. The Company estimates the remaining amounts required to address the Year 2000 issue will be as much as approximately $4.5 million. A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs related to the Year 2000 issue will not be significantly greater.

         The Partnership has adopted a three-phase Year 2000 program consisting of: Phase I - Preliminary Assessment; Phase II - Detailed Assessment and Remediation Planning; and Phase III - Remediation Activities and Testing. The Products OLP has completed Phase I; Phase II is 94% complete; and Phase III is 63% complete. The Crude Oil OLP has completed 88% of Phase I; Phase II is 69% complete; and Phase III is 20% complete. Remediation Activities and Testing of all process controls and business computer systems are scheduled to be completed before the end of the fourth quarter of 1999.

         With respect to its third-party relationships, the Partnership has contacted its primary vendors, suppliers and service providers to assess their software and hardware products previously sold to the Partnership and other aspects of their state of Year 2000 readiness. Information continues to be updated regularly, thus the Partnership anticipates receiving additional information in the near future that will assist in determining the extent to which the Partnership may be vulnerable to those third parties' failure to identify and remediate their Year 2000 issues. However, there can be no assurance that the systems or products of other companies, on which the Partnership's systems rely, will be timely converted, or converted in a manner that is compatible with the Partnership's systems, or that any such failures by other companies would not have a material adverse effect on the Partnership.

         Despite the Partnership's determined efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000 and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the products pipeline system and crude oil system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational system shutdowns. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership will prepare contingency plans for its critical systems, processes and external relationships by the end of the fourth quarter of 1999.

         In February 1999, the Partnership announced plans to construct three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The anticipated completion date is the fourth quarter of 2000. The Partnership has entered into an agreement for turnkey construction of the pipelines and related facilities and has separately entered into agreements for guaranteed throughput commitments. The cost of this project is expected to total approximately $74 million. Approximately $7.1 million of spending was included in capital expenditures during the first quarter of 1999, with a total of approximately $44 million expected to be incurred in 1999, and the remainder in 2000. The Partnership expects to obtain external financing during the second quarter of 1999 for this project.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At March 31, 1999, the Partnership had approximately 11.6 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following information is provided to facilitate increased understanding of the 1999 and 1998 interim consolidated financial statements and accompanying notes presented in Item 1. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial position. Discussion included in "Other Matters" addresses key trends, future plans and contingencies. Throughout these discussions, management addresses items that are reasonably likely to materially affect future liquidity or earnings.

         Through its ownership of the Products OLP and the Crude Oil OLP, the Partnership operates in two industry segments - refined products and LPGs transportation; and crude oil and NGLs transportation and marketing. The Partnership's reportable segments offer different products and services and are managed separately because each requires different business strategies.

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

RESULTS OF OPERATIONS

     Summarized below is financial data by business segment (in thousands):

                                                         QUARTER ENDED MARCH 31,
                                                         -----------------------
                                                             1999       1998
                                                           --------   --------
Operating revenues:
    Refined Products and LPGs Transportation ...........   $ 61,150   $ 50,205
    Crude Oil and NGLs Transportation and Marketing ....    224,940         --
                                                           --------   --------
       Total operating revenues ........................    286,090     50,205
                                                           --------   --------
Operating income:
   Refined Products and LPGs Transportation ............     28,198     19,514
   Crude Oil and NGLs Transportation and Marketing .....      2,271         --
                                                           --------   --------
       Total operating income ..........................     30,469     19,514
                                                           --------   --------
Income before extraordinary item:
    Refined Products and LPGs Transportation ...........     20,991     13,155
    Crude Oil and NGLs Transportation and Marketing ....      2,381         --
                                                           --------   --------
      Total income before extraordinary item ...........   $ 23,372   $ 13,155
                                                           --------   --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (CONTINUED)


         For the quarter ended March 31, 1999, the Partnership reported net income of $23.4 million, compared with income before an extraordinary loss of $13.2 million for the first quarter of 1998. The extraordinary loss in 1998 resulted from a $72.8 million charge for early extinguishment of debt, net of $0.7 million allocated to minority interest. The $10.2 million increase in income before the loss on debt extinguishment resulted primarily from a $10.9 million increase in operating revenues of the refined products and LPGs transportation segment and $8.2 million of margin contributed by the crude oil and NGLs transportation and marketing segment. These increases were partially offset by a $5.4 million increase in operating, general and administrative expenses, a $0.7 million increase in operating fuel and power expense, and a $2.1 million increase in depreciation expense. See discussion below of factors affecting net income for the comparative periods by business segment.

REFINED PRODUCTS AND LPGS TRANSPORTATION SEGMENT

   Volume and average tariff information for 1999 and 1998 is presented below:

                                                  QUARTER ENDED
                                                    MARCH 31,      PERCENTAGE
                                                -----------------   INCREASE
                                                  1999     1998    (DECREASE)
                                                -------   -------  ---------
VOLUMES DELIVERED
(in thousands of barrels)
    Refined products .....................       28,155    24,511        15%
    LPGs .................................       13,172    10,151        30%
    Mont Belvieu operations ..............        6,885     5,944        16%
                                                -------   -------   -------
      Total ..............................       48,212    40,606        19%
                                                =======   =======   =======
AVERAGE TARIFF PER BARREL
   Refined products ......................      $  0.91   $  0.92        (1%)
   LPGs ..................................         2.02      2.15        (6%)
   Mont Belvieu operations ...............         0.16      0.16        --
      Average system tariff per barrel ...      $  1.11   $  1.11        --
                                                =======   =======   =======

         Refined products transportation revenues increased $3.1 million for the quarter ended March 31, 1999, compared with the prior-year quarter, as a result of favorable differentials caused by reduced refinery production during maintenance turnarounds at Midwest area refineries and continued strong demand due to economic growth. Additionally, jet fuel deliveries increased as a result of new military supply agreements that became effective in the fourth quarter of 1998. These increases were partially offset by decreased feed stock and blend stock deliveries in the Midwest as a result of the lower refinery production in the region.

         LPGs transportation revenues increased $4.8 million for the quarter ended March 31, 1999, compared with the first quarter of 1998, due to a $5.3 million increase in propane revenue, partially offset by a $0.5 million decrease in butane revenue. Increased propane revenue resulted primarily from increased weather-related demand in the Midwest and Northeast, coupled with lower amounts of competing local supply. Additionally, short-haul propane transportation deliveries on the Texas Gulf Coast increased as a result of an extended turnaround at a petrochemical facility served by the Partnership during the first quarter of 1998. These short-haul propane deliveries resulted in the 6% decrease in the LPGs transportation average tariff per barrel. Butane revenues decreased during the first quarter of 1999, compared with the prior year first quarter, as a result of lower gasoline blending demand and unfavorable economics versus competing Canadian supply.

         Other operating revenues increased $2.8 million during the quarter ended March 31, 1999, as compared to the same period in 1998, due primarily to $1.8 million of revenue recognized related to the fractionation assets

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (CONTINUED)


acquired effective March 31, 1998, higher propane imports received at the Partnership's marine import facility at Providence, Rhode Island, and increased refined products terminaling and storage revenues.

         Costs and expenses increased $2.3 million for the quarter ended March 31, 1999, compared with the first quarter of 1998, due primarily to a $1.3 million increase in operating, general and administrative expenses, a $0.7 million increase in depreciation and amortization expense, and a $0.4 million through-put related increase in operating fuel and power expense. The increase in operating, general and administrative expenses was primarily due to a $0.5 million increase in expenses associated with Year 2000 activities, a $0.4 million increase in rental fees from higher volume through the connection from Colonial Pipeline at Beaumont, Texas, increased pipeline maintenance activity and $0.2 million of expense related to the fractionator facilities acquired on March 31, 1998. These increases in operating, general and administrative expenses were partially offset by lower insurance expenses during the first quarter of 1999. Depreciation and amortization expense increased as a result of amortization of the value assigned to the Fractionation Agreement beginning on March 31, 1998, and capital additions placed in service.

         Interest expense increased $0.4 million during the first quarter of 1999, compared with the first quarter of 1998, due to interest expense on the $38.0 million term-loan used to finance the purchase of the fractionation assets on March 31, 1998, partially offset by lower interest expense resulting from the refinancing of the First Mortgage Notes with the Senior Notes, which occurred on January 27, 1998.

         Other income - net decreased during the first quarter of 1999, compared with the prior year, as a result of lower interest income earned on cash investments in 1999.

CRUDE OIL AND NGLS TRANSPORTATION AND MARKETING SEGMENT

         Margin and volume information for the three months ended March 31, 1999 is presented below:

Margins (dollars in thousands):
   Crude oil transportation .........   $    3,803           46%
   Crude oil marketing ..............        2,491           30%
   NGL transportation ...............        1,406           17%
   LSI ..............................          543            7%
                                        ----------   ----------
        Total margin ................   $    8,243          100%
                                        ==========   ==========

Barrels per day:
   Crude oil transportation .........       88,396
   Crude oil marketing ..............      235,478
   NGL transportation ...............       10,814

LSI volume (total gallons): .........    1,950,234

Margin per barrel:
   Crude oil transportation .........   $    0.478
   Crude oil marketing ..............   $    0.118
   NGL transportation ...............   $    1.444

LSI margin (per gallon): ............   $    0.279

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (CONTINUED)

         The crude oil and NGLs transportation and marketing segment was added to the Partnership's operations with the acquisition of the DETTCO assets effective November 1, 1998. The acquisition was accounted for as a purchase for accounting purposes. Net income contributed by the crude oil transportation and marketing segment totaled $2.4 million for the quarter ended March 31, 1999.

         Margin is a more meaningful measure of financial performance than operating revenues and operating expenses due to the significant fluctuations in revenues and expense caused by the level of marketing activity. Margin is calculated as revenues generated from crude oil and lube oil sales and crude oil and NGLs transportation less the cost of crude oil and lube oil purchases. During the three months ended March 31, 1999, crude oil transportation and NGL transportation contributed 46% and 17% of the margin, respectively, while crude oil marketing operations accounted for 30% of the margin. Operations of LSI contributed $0.5 million, or 7%, of the margin for the three month period ended March 31, 1999.

         Operating, general and administrative expenses, including operating fuel and power, of the crude oil and NGLs transportation and marketing segment totaled $4.4 million, or 54% of the margin. Depreciation and amortization expenses and taxes - other than income totaled $1.5 million, or 19% of the margin.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the quarter ended March 31, 1999, totaled $10.8 million, comprised of $31.5 million of income before charges for depreciation and amortization, partially offset by $20.7 million used for working capital changes. This compares with cash flows from operations of $14.0 million for the first quarter of 1998, which was comprised of $19.2 million of income before charges for the extraordinary loss on early extinguishment of debt and for depreciation and amortization, partially offset by $5.2 million used for working capital changes. The increase in cash used for working capital changes during the first quarter of 1999, as compared with the first quarter of 1998, resulted primarily from timing of payments related to crude oil marketing activity. Net cash from operations for the quarter ended March 31, 1999 included interest payments related to the Senior Notes and the term loan of $14.3 million. Net cash from operations for the quarter ended March 31, 1998 included interest payments related to the First Mortgage Notes of $12.8 million in connection with repayment of the outstanding balance of the First Mortgage Notes.

         Cash flows used in investing activities during the first quarter of 1999 included $11.9 million of capital expenditures, $2.3 million for the purchase of a 125-mile crude oil system in Southeast Texas, and $1.2 million of additional cash investments. These decreases of cash were partially offset by $3.0 million of proceeds from maturities of cash investments. Cash flows used in investing activities during the first quarter of 1998 included $4.9 million of capital expenditures and $2.0 million as the initial cash payment of the purchase price of the fractionation assets and related intangible assets.

         In February 1999, the Partnership announced plans to construct three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The anticipated completion date is the fourth quarter of 2000. The Partnership has entered into an agreement for turnkey construction of the pipelines and related facilities and has separately entered into agreements for guaranteed throughput commitments. The cost of this project is expected to total approximately $74 million. Approximately $7.1 million of spending was included in capital expenditures during the first quarter of 1999, with a total of approximately $44 million expected to be incurred in 1999, and the remainder in 2000. The Partnership expects to obtain external financing during the second quarter of 1999 for this project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY - (CONTINUED)

         Exclusive of the pipeline construction between Mont Belvieu and Port Arthur, the Partnership estimates that capital expenditures for 1999 will total approximately $37 million. Approximately $21 million is expected to be used for the Products OLP and $16 million is expected to be used for the Crude Oil OLP. Substantially all expenditures related to the Products OLP are expected to be used for life-cycle replacements and to upgrade current facilities. Approximately $10 million of planned expenditures of the Crude Oil OLP are expected to be used in revenue-generating and cost-reduction projects, with the remainder to be used to maintain existing operations. The Partnership revises capital spending estimates periodically in response to changes in cash flows and operations.

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

         The Senior Notes do not have sinking fund requirements. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, commencing July 15, 1998. The Senior Notes are unsecured obligations of the Products OLP and rank on a parity with all other unsecured and unsubordinated indebtedness of the Products OLP. The indenture governing the Senior Notes contains covenants, including, but not limited to, covenants limiting (i) the creation of liens securing indebtedness and (ii) sale and leaseback transactions. However, the indenture does not limit the Partnership's ability to incur additional indebtedness.

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

         The Partnership paid the fourth quarter 1998 cash distribution of $16.0 million ($0.45 per Limited Partner Unit and Class B Unit) on February 5, 1999. The Class B Unit distribution was prorated for the 61 day period from issuance on November 1, 1998. Additionally, on April 16, 1999, the Partnership declared a cash distribution of $0.45 per Limited Partner Unit and Class B Unit for the three months ended March 31, 1999. The distribution will be paid on May 7, 1999 to Unitholders of record on April 30, 1999.

OTHER MATTERS

         The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes the operations of the Pipeline System are in material compliance with applicable environmental regulations, risks of significant costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover,it is possible that other developments, such as increasingly strict environmental laws and regulations and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership estimates that the costs of the remediation program being proposed by the Partnership for the Seymour terminal will not exceed the amount accrued therefore (approximately $0.7 million at March 31, 1999). In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all critical known or discovered non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership has incurred approximately $1.8 million of costs related to the Year 2000 issue. The Company estimates the remaining amounts required to address the Year 2000 issue will be as much as approximately $4.5 million. A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs related to the Year 2000 issue will not be significantly greater.

         The Partnership has adopted a three-phase Year 2000 program consisting of: Phase I - Preliminary Assessment; Phase II - Detailed Assessment and Remediation Planning; and Phase III - Remediation Activities and Testing. The Products OLP has completed Phase I; Phase II is 94% complete; and Phase III is 63% complete. The Crude Oil OLP has completed 88% of Phase I; Phase II is 69% complete; and Phase III is 20% complete. Remediation Activities and Testing of all process controls and business computer systems are scheduled to be completed before the end of the fourth quarter of 1999.

         With respect to its third-party relationships, the Partnership has contacted its primary vendors, suppliers and service providers to assess their software and hardware products previously sold to the Partnership and other aspects of their state of Year 2000 readiness. Information continues to be updated regularly, thus the Partnership anticipates receiving additional information in the near future that will assist in determining the extent to which the Partnership may be vulnerable to those third parties' failure to identify and remediate their Year 2000 issues. However, there can be no assurance that the systems or products of other companies, on which the Partnership's systems rely, will be timely converted, or converted in a manner that is compatible with the Partnership's systems, or that any such failures by other companies would not have a material adverse effect on the Partnership.

         Despite the Partnership's determined efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER MATTERS - (CONTINUED)


January 1, 2000 and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the products pipeline system and crude oil system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational system shutdowns. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership will prepare contingency plans for its critical systems, processes and external relationships by the end of the fourth quarter of 1999.

         The matters discussed herein include "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that the Partnership expects or anticipates will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Partnership's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Partnership's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Partnership, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Partnership. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that actual results or developments anticipated by the Partnership will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Partnership or its business or operations. For additional discussion of such risks and uncertainties, see TEPPCO Partners, L.P.'s 1998 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership may be exposed to market risk through changes in commodity prices and interest rates as discussed below. The Partnership has no foreign exchange risks.

         The Partnership mitigates exposure to commodity price fluctuations by maintaining a balanced position between crude oil purchases and sales. As a hedging strategy to manage crude oil price fluctuations, the Partnership occasionally enters into futures contracts on the New York Mercantile Exchange, and makes limited use of other derivative instruments. It is the Partnership's policy not to acquire crude oil, futures contracts or other derivative products for the purpose of speculating on price changes. Market risks associated with commodity derivatives were not material at March 31, 1999.

         At March 31, 1999, the Partnership had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). Additionally, the Partnership had a $38 million bank loan outstanding from SunTrust Bank. The SunTrust loan bears interest at a fixed rate of 6.53% and is payable in full in April 2001. At March 31, 1999, the estimated fair value of the Senior Notes and the SunTrust loan was approximately $394.7 million and $37.8 million, respectively.

         On November 30, 1998, the Crude Oil OLP entered into a $30 million Revolving Credit Agreement ("Revolver") with Duke Capital Corporation ("Duke Capital"), a wholly owned subsidiary of Duke Energy. The Revolver has a six-month term and bears interest at the one month LIBOR rate plus 0.50%. At March 31, 1999, there was no outstanding balance under the Revolver.

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

         3.3 Second Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated November 30, 1998 (Filed as
                  Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission
                  File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

         3.4      Amended and Restated Agreement of Limited Partnership of TE
                  Products Pipeline Company, Limited Partnership, effective July
                  21, 1998 (Filed as Exhibit 3.2 to Form 8-K of TEPPCO Partners,
                  L.P. (Commission File No. 1-10403) dated July 21, 1998 and incorporated herein by reference).

         3.5      Agreement of Limited Partnership of TCTM, L.P., dated November
                  30, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO
                  Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

         4.1 Form of Certificate representing Limited Partner Units (Filed as Exhibit 4.1 to the Registration Statement of TEPPCO
                  Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

         4.2      Form of Indenture between TE Products Pipeline Company,
                  Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE
                  Products Pipeline Company, Limited Partnership's Registration
                  Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

         4.3      Form of Certificate representing Class B Units (Filed as
                  Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission
                  File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

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

         10.15    First Amendment to Credit Agreement between TEPPCO Colorado,
                  LLC, SunTrust Bank, Atlanta, and Certain Lenders, effective
                  June 29, 1998.

         10.16    Contribution Agreement between Duke Energy Transport and
                  Trading Company and TEPPCO Partners, L.P., dated October 15,
                  1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners,
                  L.P. (Commission File No. 1-10403) for the year ended December
                  31, 1998 and incorporated herein by reference).

         10.17 Guaranty Agreement by Duke Energy Natural Gas Corporation for the benefit of TEPPCO Partners, L.P., dated November 30, 1998, effective November 1, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

         10.18    Revolving Credit Agreement between TCTM, L.P. as Borrower and
                  Duke Capital Corporation as Lender, dated November 30, 1998
                  (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P.
                  (Commission File No. 1-10403) for the year ended December 31,
                  1998 and incorporated herein by reference).

         10.19    Letter Agreement regarding Payment Guarantees of Certain
                  Obligations of TCTM, L.P. between Duke Capital Corporation and
                  TCTM, L.P., dated November 30, 1998 (Filed as Exhibit 3.3 to
                  Form 10-K of TEPPCO Partners, L.P. (Commission File No.
                  1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

         10.20    Form of Employment Agreement between the Company and O. Horton
                  Cunningham, Ernest P. Hagan, Thomas R. Harper, David L.
                  Langley, Charles H. Leonard and James C. Ruth, dated December
                  1, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners,
                  L.P. (Commission File No. 1-10403) for the year ended December
                  31, 1998 and incorporated herein by reference).

         *10.21   Agreement Between Owner and Contractor between TE Products
                  Pipeline Company, Limited Partnership and Eagleton Engineering
                  Company, dated February 4, 1999.

         *10.22   Services and Transportation Agreement between TE Products
                  Pipeline Company, Limited Partnership and Fina Oil and
                  Chemical Company, BASF Corporation and BASF Fina Petrochemical
                  Limited Partnership, dated February 9, 1999.

         *10.23   Call Option Agreement, dated February 9, 1999.

         *10.24   Texas Eastern Products Pipeline Company Retention Incentive
                  Compensation Plan, effective January 1, 1999.

         22.1     Subsidiaries of the Partnership (Filed as Exhibit 22.1 to the
                  Registration Statement of TEPPCO Partners, L.P. (Commission
                  File No. 33-32203) and incorporated herein by reference).

         *27      Financial Data Schedule as of and for the three months ended
                  March 31, 1999.
-----------------

          *  Filed herewith.

   (b) Reports on Form 8-K filed during the quarter ended March 31, 1999:  None.


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


Date:  May 6, 1999

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

         3.3 Second Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated November 30, 1998 (Filed as
                  Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission
                  File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

         3.4      Amended and Restated Agreement of Limited Partnership of TE
                  Products Pipeline Company, Limited Partnership, effective July
                  21, 1998 (Filed as Exhibit 3.2 to Form 8-K of TEPPCO Partners,
                  L.P. (Commission File No. 1-10403) dated July 21, 1998 and incorporated herein by reference).

         3.5      Agreement of Limited Partnership of TCTM, L.P., dated November
                  30, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO
                  Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

         4.1 Form of Certificate representing Limited Partner Units (Filed as Exhibit 4.1 to the Registration Statement of TEPPCO
                  Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

         4.2      Form of Indenture between TE Products Pipeline Company,
                  Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE
                  Products Pipeline Company, Limited Partnership's Registration
                  Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

         4.3      Form of Certificate representing Class B Units (Filed as
                  Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission
                  File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

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

         10.15    First Amendment to Credit Agreement between TEPPCO Colorado,
                  LLC, SunTrust Bank, Atlanta, and Certain Lenders, effective
                  June 29, 1998.

         10.16    Contribution Agreement between Duke Energy Transport and
                  Trading Company and TEPPCO Partners, L.P., dated October 15,
                  1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners,
                  L.P. (Commission File No. 1-10403) for the year ended December
                  31, 1998 and incorporated herein by reference).

         10.17 Guaranty Agreement by Duke Energy Natural Gas Corporation for the benefit of TEPPCO Partners, L.P., dated November 30, 1998, effective November 1, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

         10.18    Revolving Credit Agreement between TCTM, L.P. as Borrower and
                  Duke Capital Corporation as Lender, dated November 30, 1998
                  (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P.
                  (Commission File No. 1-10403) for the year ended December 31,
                  1998 and incorporated herein by reference).

         10.19    Letter Agreement regarding Payment Guarantees of Certain
                  Obligations of TCTM, L.P. between Duke Capital Corporation and
                  TCTM, L.P., dated November 30, 1998 (Filed as Exhibit 3.3 to
                  Form 10-K of TEPPCO Partners, L.P. (Commission File No.
                  1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

         10.20    Form of Employment Agreement between the Company and O. Horton
                  Cunningham, Ernest P. Hagan, Thomas R. Harper, David L.
                  Langley, Charles H. Leonard and James C. Ruth, dated December
                  1, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners,
                  L.P. (Commission File No. 1-10403) for the year ended December
                  31, 1998 and incorporated herein by reference).

         *10.21   Agreement Between Owner and Contractor between TE Products
                  Pipeline Company, Limited Partnership and Eagleton Engineering
                  Company, dated February 4, 1999.

         *10.22   Services and Transportation Agreement between TE Products
                  Pipeline Company, Limited Partnership and Fina Oil and
                  Chemical Company, BASF Corporation and BASF Fina Petrochemical
                  Limited Partnership, dated February 9, 1999.

         *10.23   Call Option Agreement, dated February 9, 1999.

         *10.24   Texas Eastern Products Pipeline Company Retention Incentive
                  Compensation Plan, effective January 1, 1999.

         22.1     Subsidiaries of the Partnership (Filed as Exhibit 22.1 to the
                  Registration Statement of TEPPCO Partners, L.P. (Commission
                  File No. 33-32203) and incorporated herein by reference).

         *27      Financial Data Schedule as of and for the three months ended
                  March 31, 1999.
-----------------

          *  Filed herewith.