Form 10-Q
period 1999-06-30
TEPPCO PARTNERS LP
filed 1999-08-09
CIK 857644

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

             FOR THE QUARTER ENDED JUNE 30, 1999


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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TEPPCO PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JUNE 30,     DECEMBER 31,
                                                                  1999          1998
                                                               ----------    ------------
                                                               (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents .................................  $   49,200    $   47,423
  Short-term investments ....................................       3,909         3,269
  Accounts receivable, trade ................................     153,349       113,541
  Inventories ...............................................      21,517        20,434
  Other .....................................................       3,958         3,909
                                                               ----------    ----------
     Total current assets ...................................     231,933       188,576
                                                               ----------    ----------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $207,761 and $193,858) ...     699,446       671,611
Investments .................................................       4,246         6,490
Intangible assets ...........................................      35,884        36,842
Other assets ................................................      12,008        11,450
                                                               ----------    ----------
     Total assets ...........................................  $  983,517    $  914,969
                                                               ==========    ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued liabilities ..................  $  146,687    $  117,933
  Accounts payable, general partner .........................       5,549         2,815
  Accrued interest ..........................................      13,226        13,039
  Other accrued taxes .......................................       7,309         6,739
  Other .....................................................       9,016         7,699
                                                               ----------    ----------
     Total current liabilities ..............................     181,787       148,225
                                                               ----------    ----------
Senior Notes ................................................     389,737       389,722
Other long-term debt ........................................      68,000        38,000
Other liabilities and deferred credits ......................       3,352         3,407
Minority interest ...........................................       3,445         3,393
Redeemable Class B Units held by related party ..............     106,102       105,036
Partners' capital:
General partner's interest ..................................         137          (380)
Limited partners' interests .................................     230,957       227,566
                                                               ----------    ----------
     Total partners' capital ................................     231,094       227,186
                                                               ----------    ----------
     Total liabilities and partners' capital ................  $  983,517    $  914,969
                                                               ==========    ==========


          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                         THREE MONTHS   THREE MONTHS    SIX MONTHS    SIX MONTHS
                                                                            ENDED          ENDED          ENDED          ENDED
                                                                           JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                                                             1999           1998           1999          1998
                                                                          ----------     ----------     ----------     ----------
Operating revenues:
  Sales of crude oil and petroleum products ............................  $  398,156     $       --     $  620,530     $       --
  Transportation - Refined products ....................................      33,353         32,755         58,949         55,217
  Transportation - LPGs ................................................      10,094          9,762         36,689         31,577
  Transportation - Crude oil and NGLs ..................................       2,970             --          5,536             --
  Mont Belvieu operations ..............................................       3,358          2,418          6,255          5,088
  Other - Net ..........................................................       7,420          6,625         13,482          9,883
                                                                          ----------     ----------     ----------     ----------
    Total operating revenues ...........................................     455,351         51,560        741,441        101,765
                                                                          ----------     ----------     ----------     ----------

Costs and expenses:
  Purchases of crude oil and petroleum products ........................     391,333             --        608,030             --
  Operating, general and administrative ................................      24,090         16,972         45,303         32,816
  Operating fuel and power .............................................       8,094          6,575         14,987         12,765
  Depreciation and amortization ........................................       8,154          6,625         16,293         12,705
  Taxes - other than income taxes ......................................       2,664          2,459          5,343          5,036
                                                                          ----------     ----------     ----------     ----------
    Total costs and expenses ...........................................     434,335         32,631        689,956         63,322
                                                                          ----------     ----------     ----------     ----------

    Operating income ...................................................      21,016         18,929         51,485         38,443

  Interest expense .....................................................      (7,780)        (7,521)       (15,322)       (14,677)
  Interest capitalized .................................................         347            233            489            517
  Other income - net ...................................................         590          1,033          1,131          1,680
                                                                          ----------     ----------     ----------     ----------
    Income before minority interest and extraordinary loss on debt
     extinguishment ....................................................      14,173         12,674         37,783         25,963
Minority interest ......................................................        (144)          (128)          (382)          (262)
                                                                          ----------     ----------     ----------     ----------
    Income before extraordinary loss on debt extinguishment ............      14,029         12,546         37,401         25,701
                                                                          ----------     ----------     ----------     ----------
Extraordinary loss on debt extinguishment, net of minority interest ....          --             --             --        (72,767)
                                                                          ----------     ----------     ----------     ----------

    Net income (loss) ..................................................  $   14,029     $   12,546     $   37,401     $  (47,066)
                                                                          ==========     ==========     ==========     ==========

Basic and diluted income (loss) per Limited Partner and Class B Unit:
    Income before extraordinary loss ...................................  $     0.38     $     0.39     $     1.02     $     0.80
    Extraordinary loss on debt extinguishment ..........................          --             --             --          (2.28)
                                                                          ----------     ----------     ----------     ----------
    Net income (loss) ..................................................  $     0.38     $     0.39     $     1.02     $    (1.48)
                                                                          ==========     ==========     ==========     ==========

Weighted average Limited Partner and Class B Units outstanding .........      32,917         29,000         32,917         29,000



          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                SIX MONTHS       SIX MONTHS
                                                                                  ENDED            ENDED
                                                                                 JUNE 30,         JUNE 30,
                                                                                   1999             1998
                                                                                ----------       ----------
Cash flows from operating activities:
 Net income (loss) ..........................................................   $   37,401       $  (47,066)
 Adjustments to reconcile net income (loss) to cash provided by operating activities:
  Extraordinary loss on early extinguishment of debt, net of
    minority interest .......................................................           --           72,767
  Depreciation and amortization .............................................       16,293           12,705
  Gain on sale of property, plant and equipment .............................           --             (356)
  Equity in loss of affiliate ...............................................          149               94
  Decrease (increase) in accounts receivable, trade .........................      (39,808)           5,993
  Increase in inventories ...................................................       (1,083)          (1,052)
  Decrease (increase) in other current assets ...............................          (49)             984
  Increase (decrease) in accounts payable and accrued expenses ..............       33,562             (874)
  Other .....................................................................       (1,081)            (519)
                                                                                ----------       ----------
    Net cash provided by operating activities ...............................       45,384           42,676
                                                                                ----------       ----------

Cash flows from investing activities:
  Proceeds from cash investments ............................................        3,840            2,105
  Purchases of cash investments .............................................       (2,235)              --
  Purchase of fractionator assets and related intangible assets .............           --          (40,000)
  Proceeds from the sale of property, plant and equipment ...................           --              525
  Purchase of crude oil system ..............................................       (2,250)              --
  Capital expenditures ......................................................      (40,313)          (9,530)
                                                                                ----------       ----------
    Net cash used in investing activities ...................................      (40,958)         (46,900)
                                                                                ----------       ----------

Cash flows from financing activities:
  Principal payment, First Mortgage Notes ...................................           --         (326,512)
  Prepayment premium, First Mortgage Notes ..................................           --          (70,093)
  Issuance of Senior Notes ..................................................           --          389,694
  Debt issuance costs, Senior Notes .........................................           --           (3,651)
  Proceeds from term loan ...................................................       25,000           38,000
  Proceeds from revolving credit agreement ..................................        5,000               --
  Distributions .............................................................      (32,649)         (27,420)
                                                                                ----------       ----------
    Net cash provided by (used in) financing activities .....................       (2,649)              18
                                                                                ----------       ----------

Net increase (decrease) in cash and cash equivalents ........................        1,777           (4,206)

Cash and cash equivalents at beginning of period ............................       47,423           43,961
                                                                                ----------       ----------
Cash and cash equivalents at end of period ..................................   $   49,200       $   39,755
                                                                                ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest) ...............   $   14,455       $   12,292
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

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of June 30, 1999, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of results of operations for the full year 1999. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts from the prior year have been reclassified to conform to current presentation.

         The Partnership operates in two industry segments: refined products and liquefied petroleum gases ("LPGs") transportation, and crude oil and natural gas liquids ("NGLs") transportation and marketing. The Partnership's reportable segments offer different products and services and are managed separately because each requires different business strategies. The crude oil and NGLs transportation segment was acquired as a unit, and the management at the time of the acquisition was retained. The interstate transportation operations of both segments, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission ("FERC"). Refined products, LPGs, crude oil and NGLs are referred to herein, collectively, as "petroleum products" or "products."

         Basic net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Limited Partner and Class B Units outstanding (a total of 32,916,547 Units and 29,000,000 Units as of June 30, 1999 and 1998, respectively). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 7. Cash Distributions). The general partner was allocated $3.8 million (10.18%) of the net income for the six months ended June 30, 1999, and $4.1 million (8.78%) of the net loss for the six months ended June 30, 1998.

         Diluted net income per Unit is similar to the computation of basic net income per Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For the quarters ended June 30, 1999 and 1998, the denominator was increased by 27,963 Units and 50,896 Units, respectively. For the six months ended June 30, 1999 and 1998, the denominator was increased by 25,242 Units and 48,732 Units, respectively.

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)





NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137 to delay the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Partnership expects to adopt this standard effective January 1, 2001, and does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

NOTE 3. RELATED PARTY TRANSACTIONS

         As of March 31, 1998, TEPPCO Colorado, LLC ("TEPPCO Colorado"), a wholly-owned subsidiary of the Products OLP, purchased two fractionation facilities located in Weld County, Colorado, from Duke Energy Field Services, Inc. ("DEFS"), a wholly-owned subsidiary of Duke Energy. TEPPCO Colorado and DEFS entered into a twenty year Fractionation Agreement, whereby TEPPCO Colorado will receive a variable fee for all fractionated volumes delivered to DEFS. The purchase price of these transactions was $40 million. Intangible assets include $38 million of value assigned to the Fractionation Agreement, which will be amortized on a straight-line method over the term of the Fractionation Agreement. The remaining purchase price of $2.0 million was allocated to the fractionator facilities purchased. TEPPCO Colorado and DEFS also entered into a Operations and Management Agreement, whereby DEFS will operate and maintain the fractionation facilities. TEPPCO Colorado will pay DEFS a set volumetric rate for all fractionated volumes delivered to DEFS.

         Effective November 1, 1998, the Crude Oil OLP, through its wholly-owned subsidiary TEPPCO Crude Oil, LLC ("TCO"), acquired substantially all of the assets of Duke Energy Transport and Trading Company ("DETTCO") from Duke Energy for approximately $106 million. In consideration for such assets, Duke Energy received 3,916,547 Class B Limited Partnership Units ("Class B Units"). The Class B Units are substantially identical to the 29,000,000 Limited Partner Units, except they are not listed on the New York Stock Exchange. The Class B Units will be convertible into Limited Partner Units upon approval by the Limited Partner Unitholders. The Company intends to seek approval for conversion, however, if conversion is not approved before March 2000, the holder of the Class B Units will have the right to sell them to the Partnership at 95.5% of the market price of the Limited Partner Units at the time of sale. As a result of such option, the Class B Units were not included in partners' capital at June 30, 1999. Collectively, the Limited Partner Units and Class B Units are referred to as "Units." The transaction was accounted for under the purchase method of accounting. Accordingly, the results of the acquisition are included in the consolidated statements of income for periods from November 1, 1998.

NOTE 4.  INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash equivalents. At June 30, 1999, short-term investments included $3.9 million of investment-grade corporate notes, which mature within one year. Such investments at June 30, 1999 included a $0.9 million investment in Duke Power Company corporate notes. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at June 30, 1999.

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)


LONG-TERM INVESTMENTS

         At June 30, 1999, the Partnership had $4.2 million invested in investment-grade corporate notes, which have varying maturities through 2004. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at June 30, 1999.

NOTE 5.  INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                    JUNE 30,   DECEMBER 31,
                                     1999          1998
                                  ----------    ----------
     Gasolines .................  $    1,677    $    4,224
     Propane ...................         655         1,503
     Butanes ...................       2,333         1,654
     Fuel oil ..................         579           564
     Crude oil .................       8,762         5,517
     Other products ............       3,633         3,306
     Materials and supplies ....       3,878         3,666
                                  ----------    ----------
               Total ...........  $   21,517    $   20,434
                                  ==========    ==========


         The costs of inventories were lower than market at June 30, 1999, and December 31, 1998.

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

         On May 17, 1999, the Products OLP entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The term loan agreement has a term of five years. SunTrust Bank is the administrator of the loan. Approximately $28.0 million of construction cost was included in capital expenditures during the first six months of 1999, with a total of approximately $44.5 million expected to be incurred in 1999, and the remainder in 2000. At June 30, 1999, $25 million has been borrowed under the term loan agreement. Principal will be paid quarterly as follows, with the remaining principal balance payable on May 17, 2004.

                    QUARTERLY PERIODS ENDING                  PAYMENT AMOUNT
                    ------------------------                  --------------
                  June 2001 through March 2002                $2.50 million
                  June 2002 through March 2003                $3.75 million
                  June 2003 through March 2004                $5.00 million

         The interest rate for the $75 million term loan is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Interest is payable quarterly from the time of borrowing. The current interest rate for amounts outstanding under the term loan is 6.33%. Commitment fees for the term loan totaled approximately $15,000 for the quarter ended June 30, 1999.

WORKING CAPITAL FACILITIES

         On May 17, 1999, the Products OLP entered into a $25 million revolving credit agreement and TCO entered into a $30 million revolving credit agreement. SunTrust Bank is the administrative agent on both revolving credit agreements. The $25 million revolving credit agreement has a five year term and the $30 million revolving credit agreement has a three year term. The interest rate on both agreements is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Products OLP has not made any borrowings under this revolving credit facility. TCO borrowed $5 million under its revolving credit agreement on June 30, 1999. Such amount was repaid in July 1999. Commitment fees for the revolving credit agreement totaled approximately $17,000 for the quarter ended June 30, 1999.

         In connection with the purchase of the DETTCO assets by TCO, Duke Capital also agreed to guarantee the payment by TCO and its subsidiaries under certain commercial contracts between TCO and its subsidiaries and third parties. Duke Capital will provide up to $100 million of guarantee credit to TCO and its subsidiaries for a period of three years from November 30, 1998. Pursuant to this agreement, the Partnership has agreed to pay Duke Capital a commitment fee of $100,000 per year.

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)



NOTE 7. CASH DISTRIBUTIONS

         The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion.

         On May 7, 1999, the Partnership paid the first quarter cash distribution of $0.45 per Limited Partner Unit and Class B Unit to Unitholders of record on April 30, 1998. Additionally, on July 19, 1999, the Partnership declared a cash distribution of $0.475 per Limited Partner Unit and Class B Unit for the quarter ended June 30, 1999, which represents an annualized increase of $0.10 per Unit. The distribution was paid on August 6, 1999, to Unitholders of record on July 30, 1999.

         The Company receives incremental incentive distributions of 15%, 25% and 50% of the amount by which quarterly distributions of Available Cash exceed $0.275, $0.325 and $0.45 per Limited Partner Unit and Class B Unit, respectively. During the six months ended June 30, 1999 and 1998, incentive distributions paid to the Company totaled $3.0 million and $2.3 million, respectively.

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

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)


         The below table includes interim financial information by business segment for the quarter and six months ended June 30, 1999. Comparative data has not been included as the Partnership operated as one business segment prior to November 1, 1998.

                                                PRODUCTS        CRUDE OIL
(in thousands):                                   OLP              OLP          CONSOLIDATED
                                               ----------       ----------      ------------
Three Months Ended June 30, 1999:
Unaffiliated revenues .......................  $   54,225       $  401,126       $  455,351
Operating expenses, including power .........      28,854          397,327          426,181
Depreciation and amortization expense .......       6,770            1,384            8,154
                                               ----------       ----------       ----------
      Operating income ......................      18,601            2,415           21,016
Interest expense, net .......................      (7,417)             (16)          (7,433)
Other income, net ...........................         386               60              446
                                               ----------       ----------       ----------
      Net income ............................  $   11,570       $    2,459       $   14,029
                                               ==========       ==========       ==========

Six Months Ended June 30, 1999:
Unaffiliated revenues .......................  $  115,375       $  626,066       $  741,441
Operating expenses, including power .........      55,043          618,620          673,663
Depreciation and amortization expense .......      13,533            2,760           16,293
                                               ----------       ----------       ----------
      Operating income ......................      46,799            4,686           51,485
Interest expense, net .......................     (14,811)             (22)         (14,833)
Other income, net ...........................         574              175              749
                                               ----------       ----------       ----------
      Net income ............................  $   32,562       $    4,839       $   37,401
                                               ==========       ==========       ==========

As of June 30, 1999:
Identifiable assets .........................  $  721,373       $  262,144       $  983,517

Accounts receivable, trade ..................      16,783          136,566          153,349

Accounts payable and accrued liabilities ....  $    6,740       $  139,947       $  146,687

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study,

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)



which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership will evaluate the conditions of the Record of Decision and make adjustments to the program as required. The amount accrued for the program was approximately $0.5 million at June 30, 1999. In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all critical known or discovered non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership has incurred approximately $2.8 million of costs related to the Year 2000 issue. The Company estimates the remaining amounts required to address the Year 2000 issue will be as much as approximately $3.4 million. A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs related to the Year 2000 issue will not be significantly greater.

         The Partnership has adopted a three-phase Year 2000 program consisting of: Phase I - Preliminary Assessment; Phase II - Detailed Assessment and Remediation Planning; and Phase III - Remediation Activities and Testing. The Products OLP has completed Phase I; Phase II is 99% complete; and Phase III is 84% complete. The Crude Oil OLP has completed 95% of Phase I; Phase II is 83% complete; and Phase III is 60% complete. Remediation Activities and Testing of all process controls and business computer systems are scheduled to be completed by mid-fourth quarter of 1999.

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

         Despite the Partnership's determined efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000, and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the products pipeline system and crude oil system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational system shutdowns. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership will prepare contingency plans for its critical systems, processes and external relationships by mid-fourth quarter of 1999.

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)


         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At June 30, 1999, the Partnership had approximately 15.6 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

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

RESULTS OF OPERATIONS

         Summarized below is financial data by business segment (in thousands):

                                                           QUARTER ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                          -------------------------     -------------------------
                                                             1999           1998           1999           1998
                                                          ----------     ----------     ----------     ----------
Operating revenues:
    Refined Products and LPGs Transportation ..........   $   54,225     $   51,560     $  115,375     $  101,765
    Crude Oil and NGLs Transportation and Marketing ...      401,126             --        626,066             --
                                                          ----------     ----------     ----------     ----------
       Total operating revenues .......................      455,351         51,560        741,441        101,765
                                                          ----------     ----------     ----------     ----------

Operating income:
   Refined Products and LPGs Transportation ...........       18,601         18,929         46,799         38,443
   Crude Oil and NGLs Transportation and Marketing ....        2,415             --          4,686             --
                                                          ----------     ----------     ----------     ----------
       Total operating income .........................       21,016         18,929         51,485         38,443
                                                          ----------     ----------     ----------     ----------

Income before extraordinary item:
    Refined Products and LPGs Transportation ..........       11,570         12,546         32,562         25,701
    Crude Oil and NGLs Transportation and Marketing ...        2,459             --          4,839             --
                                                          ----------     ----------     ----------     ----------
      Total income before extraordinary item ..........   $   14,029     $   12,546     $   37,401     $   25,701
                                                          ----------     ----------     ----------     ----------

         Net income for the quarter ended June 30, 1999 was $14.0 million, compared with net income of $12.5 million for the 1998 second quarter. The increase in net income resulted primarily from $2.5 million of net income contributed by the crude oil and NGLs transportation and marketing segment, which was acquired effective November 1, 1998, partially offset by $1.0 million decrease of net income by the refined products and LPGs transportation segment. The decrease in net income of the refined products and LPGs transportation segment was primarily due to a $3.0 million increase in costs and expenses and a $0.5 million decrease in other income - net, partially offset by a $2.7 million increase in operating revenues.

         For the six months ended June 30, 1999, the Partnership reported net income of $37.4 million, compared with a net loss of $47.1 million for the first six months of 1998. The net loss in 1998 included an extraordinary charge of $72.8 million for early extinguishment of debt, net of $0.7 million allocated to minority interest. Excluding the extraordinary loss, net income would have been $25.7 million for the first six months of 1998. The $11.7 million increase in income before the loss on debt extinguishment resulted from a $6.9 million increase of net income by the refined products and LPGs transportation segment and $4.8 million of net income contributed by the crude oil and NGLs transportation and marketing segment, which was acquired effective November 1, 1998. The increase in net income of the refined products and LPGs transportation segment resulted primarily from a $13.6 million increase in operating revenues, partially offset by a $5.3 million increase in costs and expenses, a $0.6 million increase in interest expense and a $0.8 million decrease in other income - net. See discussion below of factors affecting net income for the comparative periods by business segment.

REFINED PRODUCTS AND LPGS TRANSPORTATION SEGMENT

         See volume and average tariff information below:

                                                QUARTER ENDED                             SIX MONTHS ENDED
                                                  JUNE 30,             PERCENTAGE             JUNE 30,           PERCENTAGE
                                         -------------------------      INCREASE      ------------------------    INCREASE
                                            1999           1998        (DECREASE)        1999          1998      (DECREASE)
                                         ----------     ----------     ----------     ----------    ----------   ----------
VOLUMES DELIVERED
(in thousands of barrels)
      Refined products                       35,818         35,183              2%        63,973        59,694            7%
      LPGs                                    6,367          5,660             12%        19,539        15,811           24%
      Mont Belvieu operations                 5,882          5,518              7%        12,767        11,462           11%
                                         ----------     ----------     ----------     ----------    ----------   ----------
          Total                              48,067         46,361              4%        96,279        86,967           11%
                                         ==========     ==========     ==========     ==========    ==========   ==========

AVERAGE TARIFF PER BARREL
      Refined products                   $     0.93     $     0.93             --     $     0.92    $     0.93           (1%)
      LPGs                                     1.59           1.72             (8%)         1.88          2.00           (6%)
      Mont Belvieu operations                  0.15           0.15             --           0.16          0.16           --
          Average system tariff          $     0.92     $     0.94             (2%)   $     1.01    $     1.02           (1%)
                                         ==========     ==========     ==========     ==========    ==========   ==========


         Refined products transportation revenues increased $0.6 million for the quarter ended June 30, 1999, compared with the prior-year quarter, due to a 2% increase in total refined products volumes delivered. Deliveries of jet fuel and distillates in the Indianapolis, Chicago and Ohio markets served by the Partnership increased as a result of strong demand and favorable price differentials. Partially offsetting these increases were lower deliveries of motor fuel as a result of reduced refinery production received into the Ark-La-Tex system and decreased gasoline blending demand for methyl tertiary butyl ether ("MTBE").

         LPGs transportation revenues increased $0.3 million for the quarter ended June 30, 1999, compared with the second quarter of 1998, due primarily to increased feed stock deliveries of isobutane to a Midwest refinery that was on a turnaround during the second quarter of 1998 and increased propane demand from petrochemical facilities along the upper Texas Gulf Coast and in the Midwest market areas. These increases were partially offset by lower propane demand in the Northeast due to unfavorable price differentials. The decrease in the average tariff per barrel resulted from the increased percentage of short-haul deliveries in the Midwest and Gulf Coast market areas in 1999.

         For the six months ended June 30, 1999, refined products transportation revenues increased $3.7 million, or 7%, compared with the corresponding period in 1998. Lower refinery production and strong economic demand for motor fuel, distillates and jet fuel resulted in increased volumes delivered in the Midwest market areas. Offsetting these increases was decreased demand for gasoline blend stocks, primarily MTBE, and gasoline feed stocks, primarily natural gasoline. Additionally, jet fuel deliveries increased as a result of new military supply agreements that became effective in the fourth quarter of 1998.

         LPGs transportation revenues increased $5.1 million, or 16%, during the six months ended June 30, 1999, compared with the same period in 1998, due to a 24% increase in volumes delivered, partially offset by a 6% decrease in the average tariff per barrel. Propane deliveries in the Northeast and upper Midwest increased from higher weather-related demand in the first quarter of 1999. Additionally, increased petrochemical demand throughout the first and second quarters resulted in increased propane deliveries along the upper Texas Gulf Coast and the Midwest market areas. The 6% decrease in the average tariff per barrel resulted from the increased percentage of short-haul deliveries in the Midwest and Gulf Coast market areas in 1999.

         Revenues generated from Mont Belvieu operations increased during both the quarter and six months ended June 30, 1999, compared with the corresponding periods in 1998, due primarily to increased storage revenue and increased petrochemical demand for shuttle deliveries.

         Other operating revenues increased $0.8 million during the second quarter of 1999, as compared with the second quarter of 1998, due primarily to a $1.2 million increase in gains on the sale of product inventory attributable to favorable market prices, partially offset by lower refined products rental revenue and lower amounts of butane received for summer storage.

         During the six months ended June 30, 1999, other operating revenues increased $3.6 million, as compared to the same period in 1998, due primarily to a $1.8 million increase in operating revenues from the fractionator facilities acquired on March 31, 1998, a $1.1 million increase due to higher product inventory volumes sold and a $0.3 million increase due to higher propane imports received at the marine terminal at Providence, Rhode Island.

         Costs and expenses increased $3.0 million for the quarter ended June 30, 1999, compared with the second quarter of 1998, primarily due to a $1.6 million increase in operating, general and administrative expenses and a $1.2 million increase in operating fuel and power expense. The increase in operating, general and administrative expenses was primarily attributable to a $0.6 million increase in expenses associated with Year 2000 activities, a $0.5 million increase in rental fees from higher volume through the connection from Colonial Pipeline at Beaumont, increased operating supplies and expenses and insurance reimbursement of past litigation costs related to the Partnership's Seymour, Indiana, terminal received in June 1998. These increases were partially offset by the $0.5 million of expense to write down the book-value of product inventory to market-value at June 30, 1998. The increase in operating fuel and power expense reflects the increased refined products and LPGs volumes delivered in the second quarter of 1999, compared to the prior year second quarter.

         Costs and expenses increased $5.3 million for the six-months ended June 30, 1999, compared with the same period in 1998, due to a $2.9 million increase in operating, general and administrative expenses, a $1.6 million volume-related increase in operating fuel and power expense and a $0.8 million increase in depreciation and amortization expense. The increase in operating, general and administrative expenses was primarily attributable to a $1.1 million increase in expenses associated with Year 2000 activities, a $0.9 million increase in rental fees from higher volume through the connection from Colonial Pipeline at Beaumont, increased product measurement losses, higher labor costs in 1999, six months of fractionation fees in 1999 related to the facilities acquired on March 31, 1998 and the factors occurring in the second quarter noted previously. Depreciation and amortization expense increased as a result of the completion of capital projects, coupled with six-months of expense in 1999 for amortization of the value assigned to the Fractionation Agreement.

         Other income decreased during both the quarter and six-months ended June 30, 1999, compared with the corresponding periods in 1998, due primarily to a $0.4 million gain on the disposition of non-carrier assets in June 1998, and lower interest income earned on cash investments in 1999.

         Interest expense increased during the six-months ended June 30, 1999, compared with the prior year period, due primarily to six months of interest expense in 1999 on the $38 million term-loan used to finance the purchase of the fractionation assets on March 31, 1998.

CRUDE OIL AND NGLS TRANSPORTATION AND MARKETING SEGMENT

         Margin and volume information is presented below:

                                                                            SIX MONTHS
                                                       QUARTER ENDED           ENDED
                                                       JUNE 30, 1999       JUNE 30, 1999
                                                       -------------       -------------
               Margins (dollars in thousands):
                  Crude oil transportation .......      $    4,653          $    8,950
                  Crude oil marketing ............           2,993               4,989
                  NGL transportation .............           1,556               2,962
                  LSI ............................             591               1,135
                                                        ----------          ----------
                       Total margin ..............      $    9,793          $   18,036
                                                        ==========          ==========

               Barrels per day:
                  Crude oil transportation .......          94,397              92,508
                  Crude oil marketing ............         253,213             246,229
                  NGL transportation .............          13,205              12,054

               LSI volume (total gallons): .......       2,150,415           4,109,331

               Margin per barrel:
                  Crude oil transportation .......      $    0.542          $    0.535
                  Crude oil marketing ............      $    0.130          $    0.112
                  NGL transportation .............      $    1.295          $    1.358

               LSI margin (per gallon): ..........      $    0.275          $    0.276

         The crude oil and NGLs transportation and marketing segment was added to the Partnership's operations with the acquisition of the DETTCO assets effective November 1, 1998. The acquisition was accounted for as a purchase for accounting purposes. Net income contributed by the crude oil transportation and marketing segment for the quarter and six-month periods ended June 30, 1999 totaled $2.5 million and $4.8 million, respectively.

         Margin is a more meaningful measure of financial performance than operating revenues and operating expenses due to the significant fluctuations in revenues and expense that may occur with changes in the level of marketing activity. Margin is calculated as revenues generated from crude oil and lube oil sales and crude oil and NGLs transportation less the cost of crude oil and lube oil purchases. During the three months ended June 30, 1999, crude oil transportation and NGL transportation contributed 47% and 16% of the margin, respectively, while crude oil marketing operations accounted for 31% of the margin. Operations of LSI contributed $0.6 million, or 6%, of the margin for the three month period ended June 30, 1999. During the six months ended June 30, 1999, crude oil transportation and NGL transportation contributed 50% and 16% of the margin, respectively, while crude oil marketing operations accounted for 28% of the margin. Operations of LSI contributed $1.1 million, or 6%, of the margin for the six month period ended June 30, 1999.

       For the quarter ended June 30, 1999, operating, general and administrative expenses, including operating fuel and power, of the crude oil and NGLs transportation and marketing segment totaled $5.8 million, or 59% of the margin. Depreciation and amortization expenses and taxes - other than income totaled $1.6 million, or 16% of the margin for the second quarter. For the six months ended June 30, 1999, operating, general and administrative expenses, including operating fuel and power, of the crude oil and NGLs transportation and marketing segment totaled $10.2 million, or 57% of the margin. Depreciation and amortization expenses and taxes - other than income totaled $3.1 million, or 17% of the margin during the six months ended June 30, 1999.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the six-month period ended June 30, 1999, totaled $45.4 million, comprised of $53.7 million of income before charges for depreciation and amortization, partially offset by $8.3 million of cash used for working capital changes. This compares with cash flows from operations of $42.7 million for the corresponding period in 1998, comprised of $38.4 million of income before extraordinary loss on early extinguishment of debt and charges for depreciation and amortization and $4.3 million provided by working capital changes. The increase in cash used for working capital changes during the six month period ended June 30, 1999, as compared with the same period in 1998, resulted primarily from timing of payments related to crude oil marketing activity. Net cash from operations for the six months ended June 30, 1999 included interest payments related to the Senior Notes and the term loan of $14.9 million. Net cash from operations for the six months ended June 30, 1998 included interest payments related to the First Mortgage Notes of $12.8 million paid on January 27, 1998 in connection with repayment of the outstanding balance of the First Mortgage Notes.

         Cash flows used in investing activities during the first six months of 1999 included $40.3 million of capital expenditures, $2.3 million for the purchase of a 125-mile crude oil system in Southeast Texas, and $2.2 million of additional cash investments. These decreases of cash were offset by $3.8 million from investment maturities. Cash flows used in investing activities during the first six months of 1998 included $40.0 million for the purchase price of the fractionation assets and related intangible assets and $9.5 million of capital expenditures, partially offset by $2.1 million from investment maturities and $0.5 million received from the sale of non-carrier assets.

         In February 1999, the Partnership announced plans to construct three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The anticipated completion date is the fourth quarter of 2000. The Partnership has entered into an agreement for turnkey construction of the pipelines and related facilities and has separately entered into agreements for guaranteed throughput commitments. The cost of this project is expected to total approximately $74.5 million. Approximately $28.0 million of construction cost was included in capital expenditures during the six month period ended June 30, 1999, with a total of approximately $44.5 million expected to be incurred in 1999, and the remainder in 2000.

         Exclusive of the pipeline construction between Mont Belvieu and Port Arthur, the Partnership estimates that capital expenditures for 1999 will total approximately $42 million. Approximately $22 million is expected to be used for the Products OLP and $20 million is expected to be used for the Crude Oil OLP. Approximately $20 million of planned expenditures of the Products OLP are expected to be used for life-cycle replacements and to upgrade current facilities, with the remaining $2 million expected to be used for revenue-generating projects. Approximately $14 million of planned expenditures of the Crude Oil OLP are expected to be used in revenue-generating and cost-reduction projects, with the remainder to be used to maintain existing operations. The Partnership revises capital spending estimates periodically in response to changes in cash flows and operations.

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

         On May 17, 1999, the Products OLP entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The term loan agreement has a term of five years. SunTrust Bank is the administrator of the loan. At June 30, 1999, $25 million has been borrowed under the term loan agreement. Principal will be paid quarterly beginning in 2001. The interest rate for the $75 million term loan is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Interest is payable quarterly from the time of borrowing. The current interest rate for amounts outstanding under the term loan is 6.33%. Commitment fees for the term loan agreement totaled approximately $15,000 for the quarter ended June 30, 1999.

         On May 17, 1999, the Products OLP entered into a $25 million revolving credit agreement and TCO entered into a $30 million revolving credit agreement. SunTrust Bank is the administrative agent on both revolving credit agreements. The $25 million revolving credit agreement has a five year term and the $30 million revolving credit agreement has a three year term. The interest rate on both agreements is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Products OLP has not borrowed any amounts under the revolving credit facility. TCO borrowed $5 million under its revolving credit agreement on June 30, 1999. Such amount was repaid in July 1999. Commitment fees for the revolving credit agreement totaled approximately $17,000 for the quarter ended June 30, 1999.

         In connection with the purchase of the DETTCO assets by TCO, Duke Capital also agreed to guarantee the payment by TCO and its subsidiaries under certain commercial contracts between TCO and its subsidiaries and third parties. Duke Capital will provide up to $100 million of guarantee credit to TCO and its subsidiaries for a period of three years from November 30, 1998. Pursuant to this agreement, the Partnership has agreed to pay Duke Capital a commitment fee of $100,000 per year.

         The Partnership paid cash distributions of $32.6 million during the six months ended June 30, 1999. Additionally, on July 19, 1999, the Partnership declared a cash distribution of $0.475 per Limited partner and Class B Unit. This distribution increases the annualized distribution to $1.90 per Unit from $1.80 per Unit. The second quarter cash distribution was paid on August 6, 1999 to Unitholders of record on July 30, 1999.

OTHER MATTERS

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership will evaluate the conditions of the Record of Decision and make adjustments to the program as required. The amount accrued for the program was approximately $0.5 million at June 30, 1999. In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

     Year 2000 Issues

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all critical known or discovered non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership has incurred approximately $2.8 million of costs related to the Year 2000 issue. The Company estimates the remaining amounts required to address the Year 2000 issue will be as much as approximately $3.4 million. A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs related to the Year 2000 issue will not be significantly greater.

         The Partnership has adopted a three-phase Year 2000 program consisting of: Phase I - Preliminary Assessment; Phase II - Detailed Assessment and Remediation Planning; and Phase III - Remediation Activities and Testing. The Products OLP has completed Phase I; Phase II is 99% complete; and Phase III is 84% complete. The Crude Oil OLP has completed 95% of Phase I; Phase II is 83% complete; and Phase III is 60% complete.

Remediation Activities and Testing of all process controls and business computer systems are scheduled to be completed by mid-fourth quarter of 1999.

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

         Despite the Partnership's determined efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000, and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the products pipeline system and crude oil system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational system shutdowns. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership will prepare contingency plans for its critical systems, processes and external relationships by mid-fourth quarter of 1999.

      Market and Regulatory Environment

         In July 1999, the Partnership announced plans to build a new 360-mile pipeline from Beaumont, Texas, to Little Rock, Arkansas. The new pipeline will parallel the Partnership's two existing pipelines and will increase delivery capability of refined petroleum products by 100,000 barrels per day. The expansion will also include construction of additional storage tanks, connections to other pipelines to increase volumes entering the pipeline system and increased delivery capability in the Partnership's Midwest market areas. The expansion is scheduled to be completed in 18 to 24 months. The Partnership currently anticipates finalizing the cost and size of the pipeline by the end of the third quarter of 1999.

         Rates of interstate oil pipeline companies, like the Products OLP, are currently regulated by the FERC, primarily through an index methodology, whereby a pipeline company is allowed to change its rates based on the change from year-to-year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates").

         In May 1999, the Products OLP filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. On June 30, 1999, the FERC approved a previously filed request of the Products OLP waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. In July 1999, certain shippers filed protests with the FERC on the Products OLP's application for Market Based Rates in certain origin and destination markets. If all or any portion of the Market Based Rates application is denied by the FERC, the Products OLP has agreed to refund, with interest, all amounts collected under the tariff rates in excess of the PPI Index with respect to those markets the FERC does not find competitive.

         Effective July 1, 1999, the Products OLP established Settlement Rates with all shippers that utilize certain LPGs transportation tariff rates, whereby such rates in effect on June 30, 1999, would not be adjusted for a period of either two or three years. Other LPGs transportation tariff rates under which such agreements could not be reached with all shippers were reduced pursuant to the PPI Index effective July 1, 1999. Effective July 1, 1999, the Products OLP canceled its tariff for deliveries of MTBE into the Chicago market area reflecting reduced demand for transportation of MTBE into such area.

     Other

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137 to delay the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Partnership expects to adopt this standard effective January 1, 2001, and does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

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

         The Partnership mitigates exposure to commodity price fluctuations by maintaining a balanced position between crude oil purchases and sales. As a hedging strategy to manage crude oil price fluctuations, the Partnership occasionally enters into futures contracts on the New York Mercantile Exchange, and makes limited use of other derivative instruments. It is the Partnership's policy not to acquire crude oil, futures contracts or other derivative products for the purpose of speculating on price changes. Market risks associated with commodity derivatives were not material at June 30, 1999.

         At June 30, 1999, the Products OLP had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). Additionally, the Products OLP had a $38 million bank loan outstanding from SunTrust Bank. The SunTrust loan bears interest at a fixed rate of 6.53% and is payable in full in April 2001. At June 30, 1999, the estimated fair value of the Senior Notes and the SunTrust loan was approximately $372.1 million and $37.8 million, respectively.

         At June 30, 1999, the Products OLP had $25 million outstanding under a variable interest rate term loan and the Crude Oil OLP had $5 million outstanding under its revolving credit agreement. The interest rates for these credit facilities are based on the borrower's option of either SunTrust
Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Utilizing the balances of variable interest rate debt outstanding at June 30, 1999, and assuming market interest rates increase 1%, the potential annual increase in interest expense is approximately $0.3 million.

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

                  *10.12 Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995.

                  10.13 Panhandle Eastern Corporation Key Executive Deferred Compensation Plan established effective January 1, 1994 (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

                  10.14 Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

                  10.15 Credit Agreement between TEPPCO Colorado, LLC, SunTrust Bank, Atlanta, and Certain Lenders, dated April 21, 1998 (Filed as Exhibit 10.15 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

                  10.16 First Amendment to Credit Agreement between TEPPCO Colorado, LLC, SunTrust Bank, Atlanta, and Certain Lenders, effective June 29, 1998 (Filed as Exhibit
                           10.15 to Form 10-Q of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the quarter ended June 30, 1998 and incorporated herein by reference).

                  10.17 Contribution Agreement between Duke Energy Transport and Trading Company and TEPPCO Partners, L.P., dated October 15, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.18 Guaranty Agreement by Duke Energy Natural Gas Corporation for the benefit of TEPPCO Partners, L.P., dated November 30, 1998, effective November 1, 1998 (Filed as

                           Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.19 Revolving Credit Agreement between TCTM, L.P. as Borrower and Duke Capital Corporation as Lender, dated November 30, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.20 Letter Agreement regarding Payment Guarantees of Certain Obligations of TCTM, L.P. between Duke Capital Corporation and TCTM, L.P., dated November 30, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.21    Form of Employment Agreement between the Company and
                           O. Horton Cunningham, Ernest P. Hagan, Thomas R. Harper, David L. Langley, Charles H. Leonard and James C. Ruth, dated December 1, 1998 (Filed as
                           Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.22 Agreement Between Owner and Contractor between TE Products Pipeline Company, Limited Partnership and Eagleton Engineering Company, dated February 4, 1999. (Filed as Exhibit 10.21 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.23 Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999. (Filed as Exhibit 10.22 to
                           Form 10-Q of TEPPCO Partners, L.P. (Commission
                           File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).


                  10.24 Call Option Agreement, dated February 9, 1999. (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).


                  10.25 Texas Eastern Products Pipeline Company Retention Incentive Compensation Plan, effective January 1, 1999. (Filed as Exhibit 10.24 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).


                  *10.26 Credit Agreement between TE Products Pipeline Company, Limited Partnership, SunTrust Bank, Atlanta, and Certain Lenders, dated May 17, 1999.

                  *10.27 Credit Agreement between TEPPCO Crude Oil, LLC, SunTrust Bank, Atlanta, and Certain Lenders, dated May 17, 1999.

                  *10.28 Second Amendment to Credit Agreement between TEPPCO Colorado, LLC, SunTrust Bank, Atlanta, and Certain Lenders, effective May 17, 1999.

                  22.1     Subsidiaries of the Partnership (Filed as Exhibit
                           22.1 to the Registration Statement of TEPPCO
                           Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                  *27 Financial Data Schedule as of and for the six months ended June 30, 1999.

                  -------------------
                    *  Filed herewith.

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


                               TEPPCO Partners, L.P.
                               (Registrant)

                               By: Texas Eastern Products Pipeline Company, General Partner



                                            \S\  CHARLES H. LEONARD
                                 ----------------------------------------------
                                                 Charles H. Leonard
                                 Senior Vice President, Chief Financial Officer
                                                    and Treasurer










Date:  August 9, 1999

                               INDEX TO EXHIBITS

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

                  *10.12   Texas Eastern Products Pipeline Company 1994 Long
                           Term Incentive Plan, Amendment 1, effective January
                           16, 1995.

                  10.13    Panhandle Eastern Corporation Key Executive Deferred
                           Compensation Plan established effective January 1,
                           1994 (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO
                           Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

                  10.14    Asset Purchase Agreement between Duke Energy Field
                           Services, Inc. and TEPPCO Colorado, LLC, dated March
                           31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of
                           TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

                  10.15    Credit Agreement between TEPPCO Colorado, LLC,
                           SunTrust Bank, Atlanta, and Certain Lenders, dated
                           April 21, 1998 (Filed as Exhibit 10.15 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
                           1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

                  10.16    First Amendment to Credit Agreement between TEPPCO
                           Colorado, LLC, SunTrust Bank, Atlanta, and Certain
                           Lenders, effective June 29, 1998 (Filed as Exhibit
                           10.15 to Form 10-Q of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the quarter ended
                           June 30, 1998 and incorporated herein by reference).

                  10.17 Contribution Agreement between Duke Energy Transport and Trading Company and TEPPCO Partners, L.P., dated
                           October 15, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No.
                           1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.18    Guaranty Agreement by Duke Energy Natural Gas
                           Corporation for the benefit of TEPPCO Partners, L.P., dated November 30, 1998, effective November 1,
                           1998 (Filed as

                           Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the year ended
                           December 31, 1998 and incorporated herein by reference).

                  10.19    Revolving Credit Agreement between TCTM, L.P. as
                           Borrower and Duke Capital Corporation as Lender, dated November 30, 1998 (Filed as Exhibit 3.3 to
                           Form 10-K of TEPPCO Partners, L.P. (Commission File
                           No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.20    Letter Agreement regarding Payment Guarantees of
                           Certain Obligations of TCTM, L.P. between Duke
                           Capital Corporation and TCTM, L.P., dated November
                           30, 1998 (Filed as Exhibit 3.3 to Form 10-K of
                           TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.21    Form of Employment Agreement between the Company and
                           O. Horton Cunningham, Ernest P. Hagan, Thomas R.
                           Harper, David L. Langley, Charles H. Leonard and
                           James C. Ruth, dated December 1, 1998 (Filed as
                           Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the year ended
                           December 31, 1998 and incorporated herein by reference).

                  10.22    Agreement Between Owner and Contractor between TE
                           Products Pipeline Company, Limited Partnership and
                           Eagleton Engineering Company, dated February 4,
                           1999 (Filed as Exhibit 10.21 to Form 10-Q of TEPPCO
                           Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.23    Services and Transportation Agreement between TE
                           Products Pipeline Company, Limited Partnership and
                           Fina Oil and Chemical Company, BASF Corporation and
                           BASF Fina Petrochemical Limited Partnership, dated
                           February 9, 1999 (Filed as Exhibit 10.22 to
                           Form 10-Q of TEPPCO Partners, L.P. (Commission File
                           No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.24 Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners,
                           L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.25    Texas Eastern Products Pipeline Company Retention
                           Incentive Compensation Plan, effective January 1,
                           1999 (Filed as Exhibit 10.24 to Form 10-Q of TEPPCO
                           Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  *10.26   Credit Agreement between TE Products Pipeline
                           Company, Limited Partnership, SunTrust Bank,
                           Atlanta, and Certain Lenders, dated May 17, 1999.

                  *10.27   Credit Agreement between TEPPCO Crude Oil, LLC,
                           SunTrust Bank, Atlanta, and Certain Lenders, dated
                           May 17, 1999.

                  *10.28   Second Amendment to Credit Agreement between TEPPCO
                           Colorado, LLC, SunTrust Bank, Atlanta, and Certain
                           Lenders, effective May 17, 1999.

                  22.1     Subsidiaries of the Partnership (Filed as Exhibit
                           22.1 to the Registration Statement of TEPPCO
                           Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                  *27 Financial Data Schedule as of and for the six months ended June 30, 1999.

                  -------------------
                    *  Filed herewith.