Form 10-Q
period 1999-09-30
TEPPCO PARTNERS LP
filed 1999-11-09
CIK 857644

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

             For the Quarter Ended September 30, 1999


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              TEPPCO PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       September 30,    December 31,
                                                           1999             1998
                                                       ------------     ------------
                                                       (Unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents ......................     $     31,529     $     47,423
  Short-term investments .........................            3,910            3,269
  Accounts receivable, trade .....................          182,424          113,541
  Inventories ....................................           18,535           17,803
  Other ..........................................            4,429            3,909
                                                       ------------     ------------
     Total current assets ........................          240,827          185,945
                                                       ------------     ------------
Property, plant and equipment, at cost
  (Net of accumulated depreciation and
  amortization of $212,924 and $193,858) .........          711,868          671,611
Investments ......................................            5,244            6,490
Intangible assets ................................           35,405           36,842
Other assets .....................................           16,932           16,031
                                                       ------------     ------------
     Total assets ................................     $  1,010,276     $    916,919
                                                       ============     ============

                          LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued liabilities .......     $    179,351     $    117,933
  Accounts payable, general partner ..............            4,275            2,815
  Accrued interest ...............................            6,408           13,039
  Other accrued taxes ............................            8,541            6,739
  Other ..........................................           16,587            9,649
                                                       ------------     ------------
     Total current liabilities ...................          215,162          150,175
                                                       ------------     ------------
Senior Notes .....................................          389,745          389,722
Other long-term debt .............................           66,000           38,000
Other liabilities and deferred credits ...........            3,574            3,407
Minority interest ................................            3,396            3,393
Redeemable Class B Units held by related party ...          105,507          105,036
Partners' capital:
General partner's interest .......................              390             (380)
Limited partners' interests ......................          226,502          227,566
                                                       ------------     ------------
     Total partners' capital .....................          226,892          227,186
                                                       ------------     ------------
     Total liabilities and partners' capital .....     $  1,010,276     $    916,919
                                                       ============     ============


          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                            THREE MONTHS      THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                                ENDED             ENDED             ENDED             ENDED
                                                            SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                1999              1998              1999              1998
                                                            ------------      ------------      ------------      ------------
Operating revenues:
  Sales of crude oil and petroleum products ...........     $    497,758      $         --      $  1,118,288      $         --
  Transportation - Refined products ...................           33,448            35,316            92,397            90,533
  Transportation - LPGs ...............................            9,484            10,625            46,173            42,202
  Transportation - Crude oil and NGLs .................            2,963                --             8,499                --
  Mont Belvieu operations .............................            3,329             2,848             9,584             7,936
  Other - net .........................................            7,386             5,440            20,868            15,323
                                                            ------------      ------------      ------------      ------------
    Total operating revenues ..........................          554,368            54,229         1,295,809           155,994
                                                            ------------      ------------      ------------      ------------

Costs and expenses:
  Purchases of crude oil and petroleum products .......          490,604                --         1,098,634                --
  Operating, general and administrative ...............           24,358            18,366            69,661            51,182
  Operating fuel and power ............................            8,238             7,550            23,225            20,315
  Depreciation and amortization .......................            8,163             6,651            24,456            19,356
  Taxes - other than income taxes .....................            2,599             1,940             7,942             6,976
                                                            ------------      ------------      ------------      ------------
    Total costs and expenses ..........................          533,962            34,507         1,223,918            97,829
                                                            ------------      ------------      ------------      ------------

    Operating income ..................................           20,406            19,722            71,891            58,165

Interest expense ......................................           (8,085)           (7,550)          (23,407)          (22,227)
Interest capitalized ..................................              705               121             1,194               638
Other income - net ....................................              481               571             1,612             2,251
                                                            ------------      ------------      ------------      ------------
    Income before minority interest and
       extraordinary loss on debt extinguishment ......           13,507            12,864            51,290            38,827
Minority interest .....................................             (137)             (130)             (519)             (392)
                                                            ------------      ------------      ------------      ------------
    Income before extraordinary loss
     on debt extinguishment ...........................           13,370            12,734            50,771            38,435
                                                            ------------      ------------      ------------      ------------
Extraordinary loss on debt extinguishment,
     net of minority interest .........................               --                --                --           (72,767)
                                                            ------------      ------------      ------------      ------------

    Net income (loss) .................................     $     13,370      $     12,734      $     50,771      $    (34,332)
                                                            ============      ============      ============      ============

Basic and diluted income (loss) per Limited Partner
  and Class B Unit:
    Income before extraordinary loss ..................     $       0.32      $       0.39      $       1.34      $       1.19
    Extraordinary loss on debt extinguishment .........               --                --                --             (2.26)
                                                            ------------      ------------      ------------      ------------
    Net income (loss) .................................     $       0.32      $       0.39      $       1.34      $      (1.07)
                                                            ============      ============      ============      ============
Weighted average Limited Partner and Class B Units
   outstanding ........................................           32,917            29,000            32,917            29,000



          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  NINE MONTHS       NINE MONTHS
                                                                                     ENDED             ENDED
                                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                                      1999              1998
                                                                                  ------------      ------------
Cash flows from operating activities:
 Net income (loss) ..........................................................     $     50,771      $    (34,332)
 Adjustments to reconcile net income (loss) to cash provided by operating activities:
  Depreciation and amortization .............................................           24,456            19,356
  Extraordinary loss on early extinguishment of debt, net
     of minority interest ...................................................               --            72,767
  Gain on sale of property, plant and equipment .............................               --              (356)
  Equity in loss of affiliate ...............................................              339               182
  Decrease (increase) in accounts receivable, trade .........................          (68,883)            3,788
  Increase in inventories ...................................................             (732)             (795)
  Decrease (increase) in other current assets ...............................             (520)            1,818
  Increase (decrease) in accounts payable and accrued expenses ..............           64,987            (5,427)
  Other .....................................................................           (1,286)           (1,615)
                                                                                  ------------      ------------
    Net cash provided by operating activities ...............................           69,132            55,386
                                                                                  ------------      ------------

Cash flows from investing activities:
  Proceeds from cash investments ............................................            3,840             2,105
  Purchases of cash investments .............................................           (3,235)               --
  Purchase of fractionator assets and related intangible assets .............               --           (40,000)
  Proceeds from the sale of property, plant and equipment ...................               --               525
  Purchase of crude oil system ..............................................           (2,250)               --
  Capital expenditures ......................................................          (60,427)          (15,200)
                                                                                  ------------      ------------
    Net cash used in investing activities ...................................          (62,072)          (52,570)
                                                                                  ------------      ------------

Cash flows from financing activities:
  Principal payment, First Mortgage Notes ...................................               --          (326,512)
  Prepayment premium, First Mortgage Notes ..................................               --           (70,093)
  Issuance of Senior Notes ..................................................               --           389,694
  Debt issuance costs, Senior Notes .........................................               --            (3,651)
  Proceeds from term loan ...................................................           25,000            38,000
  Proceeds from revolving credit agreement ..................................            8,000                --
  Repayments on revolving credit agreement ..................................           (5,000)               --
  Distributions .............................................................          (50,954)          (42,097)
                                                                                  ------------      ------------
    Net cash used in financing activities ...................................          (22,954)          (14,659)
                                                                                  ------------      ------------

Net decrease in cash and cash equivalents ...................................          (15,894)          (11,843)

Cash and cash equivalents at beginning of period ............................           47,423            43,961
                                                                                  ------------      ------------
Cash and cash equivalents at end of period ..................................     $     31,529      $     32,118
                                                                                  ============      ============

Supplemental disclosure of cash flows:
Interest paid during the period (net of capitalized interest) ...............     $     28,501      $     26,210
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



          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

         TEPPCO Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed in March 1990. The Partnership operates through TE Products Pipeline Company, Limited Partnership (the "Products OLP") and TCTM, L.P. (the "Crude Oil OLP"). Collectively the Products OLP and the Crude Oil OLP are referred to as "the Operating Partnerships." The Partnership owns a 99% interest as the sole limited partner interest in both the Products OLP and the Crude Oil OLP. Texas Eastern Products Pipeline Company (the "Company" or "General Partner"), an indirect wholly-owned subsidiary of Duke Energy Corporation ("Duke Energy"), owns a 1% general partner interest in the Partnership and 1% general partner interest in each Operating Partnership. The Company, as general partner, performs all management and operating functions required for the Partnership pursuant to the Agreements of Limited Partnership of the Partnership, the Products OLP and the Crude Oil OLP (the "Partnership Agreements"). The general partner is reimbursed by the Partnership for all reasonable direct and indirect expenses incurred in managing the Partnership.

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of September 30, 1999, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of results of operations for the full year 1999. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts from the prior year have been reclassified to conform to current presentation.

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

         Basic net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Limited Partner and Class B Units outstanding (a total of 32,916,547 Units and 29,000,000 Units as of September 30, 1999 and 1998, respectively). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 7. Cash Distributions). The general partner was allocated $6.5 million (12.89%) of the net income for the nine months ended September 30, 1999, and $3.2 million (9.38%) of the net loss for the nine months ended September 30, 1998.

         Diluted net income per Unit is similar to the computation of basic net income per Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For the quarters ended September 30, 1999 and 1998, the denominator was increased by 26,142 Units and 41,884 Units, respectively. For the nine months ended September 30, 1999 and 1998, the denominator was increased by 19,595 Units and 46,468 Units, respectively.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137 to delay the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Partnership expects to adopt this standard effective January 1, 2001. The Partnership has not determined the impact of this statement on its financial condition and results of operations.

NOTE 3. RELATED PARTY TRANSACTIONS

         As of March 31, 1998, TEPPCO Colorado, LLC ("TEPPCO Colorado"), a wholly-owned subsidiary of the Products OLP, purchased two fractionation facilities located in Weld County, Colorado, from Duke Energy Field Services, Inc. ("DEFS"), a wholly-owned subsidiary of Duke Energy. TEPPCO Colorado and DEFS entered into a twenty year Fractionation Agreement, whereby TEPPCO Colorado will receive a variable fee for all fractionated volumes delivered to DEFS. The purchase price of these transactions was $40 million. Intangible assets include $38 million of value assigned to the Fractionation Agreement, which will be amortized on a straight-line method over the term of the Fractionation Agreement. The remaining purchase price of $2.0 million was allocated to the fractionator facilities purchased. TEPPCO Colorado and DEFS also entered into an Operations and Management Agreement, whereby DEFS will operate and maintain the fractionation facilities. TEPPCO Colorado pays DEFS a set volumetric rate for all fractionated volumes delivered to DEFS.

         Effective November 1, 1998, the Crude Oil OLP, through its wholly-owned subsidiary TEPPCO Crude Oil, LLC ("TCO"), acquired substantially all of the assets of Duke Energy Transport and Trading Company ("DETTCO") from Duke Energy for approximately $106 million. In consideration for such assets, Duke Energy received 3,916,547 Class B Limited Partnership Units ("Class B Units"). The Class B Units are substantially identical to the 29,000,000 Limited Partner Units, except they are not listed on the New York Stock Exchange. The Class B Units may be convertible into Limited Partner Units upon approval by the Limited Partner Unitholders. The Company does not currently anticipate seeking approval for the conversion of the Class B Units prior to March 2000. After March 2000, the holder of the Class B Units will have the right to sell them to the Partnership at 95.5% of the market price of the Limited Partner Units at the time of sale. As a result of such option, the Class B Units were not included in partners' capital at September 30, 1999. Collectively, the Limited Partner Units and Class B Units are referred to as "Units." The transaction was accounted for under the purchase method of accounting. Accordingly, the results of the acquisition are included in the consolidated statements of income for periods from November 1, 1998.

NOTE 4. INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash equivalents. At September 30, 1999, short-term investments included $3.9 million of investment-grade corporate notes, which mature within one year. Such investments at September 30, 1999 included a $0.9 million investment in Duke Power Company corporate notes. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at September 30, 1999.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


LONG-TERM INVESTMENTS

         At September 30, 1999, the Partnership had $5.2 million invested in investment-grade corporate notes, which have varying maturities through 2004. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at September 30, 1999.

NOTE 5. INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                            SEPTEMBER 30,   DECEMBER 31,
                                                1999           1998
                                             ----------     ----------
Gasolines ..............................     $      924     $    4,224
Propane ................................            576          1,503
Butanes ................................          2,392          1,654
Fuel oil ...............................            524            564
Crude oil ..............................          7,787          2,886
Other products .........................          2,541          3,306
Materials and supplies .................          3,791          3,666
                                             ----------     ----------
          Total ........................     $   18,535     $   17,803
                                             ==========     ==========


         The costs of inventories were lower than market at September 30, 1999, and December 31, 1998.

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

         On May 17, 1999, the Products OLP entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The loan agreement has a term of five years. SunTrust Bank is the administrator of the loan. Approximately $39.7 million of construction cost was included in capital expenditures during the first nine months of 1999, with a total of approximately $44.6 million expected to be incurred in 1999, and the remainder in 2000. At September 30, 1999, $25 million was outstanding under the term loan agreement. Principal will be paid quarterly as follows, with the remaining principal balance payable on May 17, 2004.

                QUARTERLY PERIODS ENDING                PAYMENT AMOUNT
                ------------------------                --------------
            June 2001 through March 2002                $2.50 million
            June 2002 through March 2003                $3.75 million
            June 2003 through March 2004                $5.00 million

         The interest rate for the $75 million term loan is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Interest is payable quarterly from the time of borrowing. The current interest rate for amounts outstanding under the term loan is 6.33%. Commitment fees for the term loan totaled approximately $47,000 for the period from May 17, 1999 through September 30, 1999.

WORKING CAPITAL FACILITIES

         On May 17, 1999, the Products OLP entered into a $25 million revolving credit agreement and TCO entered into a $30 million revolving credit agreement. SunTrust Bank is the administrative agent on both revolving credit agreements. The $25 million revolving credit agreement has a five year term and the $30 million revolving credit agreement has a three year term. The interest rate on both agreements is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Products OLP has not made any borrowings under this revolving credit facility. TCO had $3 million principal amount outstanding under its revolving credit agreement as of September 30, 1999. Commitment fees for the revolving credit agreements totaled approximately $50,000 for the period from May 17, 1999 through September 30, 1999.

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

         On August 6, 1999, the Partnership paid the second quarter cash distribution of $0.475 per Limited Partner Unit and Class B Unit to Unitholders of record on July 30, 1999. Additionally, on October 18, 1999, the Partnership declared a cash distribution of $0.475 per Limited Partner Unit and Class B Unit for the quarter ended September 30, 1999. The distribution was paid on November 5, 1999, to Unitholders of record on October 29, 1999.

         The Company receives incremental incentive distributions of 15%, 25% and 50% of the amount by which quarterly distributions of Available Cash exceed $0.275, $0.325 and $0.45 per Limited Partner Unit and Class B Unit, respectively. During the nine months ended September 30, 1999 and 1998, incentive distributions paid to the Company totaled $5.4 million and $3.6 million, respectively.

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

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)



         The below table includes interim financial information by business segment for the quarter and nine months ended September 30, 1999. Comparative data has not been included as the Partnership operated as one business segment prior to November 1, 1998.

(in thousands):                                     Products         Crude Oil
                                                       OLP               OLP          Consolidated
                                                  ------------      ------------      ------------
Three Months Ended September 30, 1999:
 Unaffiliated revenues ......................     $     53,647      $    500,721      $    554,368
 Operating expenses, including power ........           29,670           496,129           525,799
 Depreciation and amortization expense ......            6,774             1,389             8,163
                                                  ------------      ------------      ------------
      Operating income ......................           17,203             3,203            20,406
 Interest expense, net ......................           (7,287)              (93)           (7,380)
 Other income, net ..........................              243               101               344
                                                  ------------      ------------      ------------
      Net income ............................     $     10,159      $      3,211      $     13,370
                                                  ============      ============      ============

 Nine Months Ended September 30, 1999:
 Unaffiliated revenues ......................     $    169,022      $  1,126,787      $  1,295,809
 Operating expenses, including power ........           84,713         1,114,749         1,199,462
 Depreciation and amortization expense ......           20,307             4,149            24,456
                                                  ------------      ------------      ------------
      Operating income ......................           64,002             7,889            71,891
 Interest expense, net ......................          (22,098)             (115)          (22,213)
 Other income, net ..........................              817               276             1,093
                                                  ------------      ------------      ------------
      Net income ............................     $     42,721      $      8,050      $     50,771
                                                  ============      ============      ============

As of September 30, 1999:
 Identifiable assets ........................     $    711,527      $    298,749      $  1,010,276
 Accounts receivable, trade .................           15,606           166,818           182,424
 Accounts payable and accrued liabilities ...     $      5,794      $    173,557      $    179,351


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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study,

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership will evaluate the conditions of the Record of Decision and make adjustments to the program as required. The amount accrued for the program was approximately $0.4 million at September 30, 1999. In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all critical known or discovered non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership has incurred approximately $4.5 million of costs related to the Year 2000 issue. The Company estimates the remaining amounts required to address the Year 2000 issue will be as much as approximately $1.7 million. A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs related to the Year 2000 issue will not be significantly greater.

         The Partnership has adopted a three-phase Year 2000 program consisting of: Phase I - Preliminary Assessment; Phase II - Detailed Assessment and Remediation Planning; and Phase III - Remediation Activities and Testing. The Products OLP has completed Phase I and Phase II; and Phase III is approximately 95% complete. The Crude Oil OLP has completed Phase I; Phase II is approximately 93% complete; and Phase III is approximately 85% complete. Remediation Activities and Testing of all major process controls and computer systems have been completed. Remediation Activities and Testing of other software applications and hardware will be complete by mid-December 1999.

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

         Despite the Partnership's determined efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000, and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the products pipeline system and crude oil system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational system shutdowns. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


potential disruptions, the Partnership will prepare contingency plans for its critical systems, processes and external relationships by December 1, 1999.

         Tariff rates of interstate oil pipeline companies are currently regulated by the FERC, primarily through an index methodology, whereby a pipeline company is allowed to change its rates based on the change from year-to-year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates").


         In May 1999, the Products OLP filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. The FERC approved a request of the Products OLP waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Products OLP has agreed to refund, with interest, such amounts collected under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At September 30, 1999, the amount for accrued rate refunds totaled approximately $0.4 million.


         In July 1999, certain shippers filed protests with the FERC on the Products OLP's application for Market Based Rates in four destination markets. The Partnership believes it will prevail in competitive market determination in those destination markets under protest.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At September 30, 1999, the Partnership had approximately 17.9 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance it believes to be adequate to cover product losses through circumstances beyond its control.

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

         The Crude Oil OLP segment is involved in the transportation and marketing of crude oil and NGLs. Revenues are earned from the gathering, storage, transportation and marketing of crude oil, NGLs and lube oils principally in Oklahoma and Texas. Marketing operations consist primarily of purchasing crude oil along its gathering and pipeline systems to facilitate the aggregation and transportation and ultimate sale of crude oil to local refineries or transportation to major oil hubs. Operations of this segment are included from November 1, 1998, upon the acquisition from Duke Energy.

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

RESULTS OF OPERATIONS

         Summarized below is financial data by business segment (in thousands):

                                                                   QUARTER ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                            -----------------------------     -----------------------------
                                                                1999             1998             1999             1998
                                                            ------------     ------------     ------------     ------------
Operating revenues:
    Refined Products and LPGs Transportation ..........     $     53,647     $     54,229     $    169,022     $    155,994
    Crude Oil and NGLs Transportation and Marketing ...          500,721               --        1,126,787               --
                                                            ------------     ------------     ------------     ------------
       Total ..........................................          554,368           54,229        1,295,809          155,994
                                                            ------------     ------------     ------------     ------------

Operating income:
   Refined Products and LPGs Transportation ...........           17,203           19,722           64,002           58,165
   Crude Oil and NGLs Transportation and Marketing ....            3,203               --            7,889               --
                                                            ------------     ------------     ------------     ------------
       Total ..........................................           20,406           19,722           71,891           58,165
                                                            ------------     ------------     ------------     ------------

Income before extraordinary item:
    Refined Products and LPGs Transportation ..........           10,159           12,734           42,721           38,435
    Crude Oil and NGLs Transportation and Marketing ...            3,211               --            8,050               --
                                                            ------------     ------------     ------------     ------------
      Total ...........................................     $     13,370     $     12,734     $     50,771     $     38,435
                                                            ------------     ------------     ------------     ------------

         Net income for the quarter ended September 30, 1999 was $13.4 million, compared with net income of $12.7 million for the 1998 third quarter. The increase in net income resulted primarily from $3.2 million of net income contributed by the crude oil and NGLs transportation and marketing segment, which was acquired effective November 1, 1998, partially offset by a $2.6 million decrease of net income by the refined products and LPGs transportation segment. The decrease in net income of the refined products and LPGs transportation segment was primarily due to a $1.9 million increase in costs and expenses and a $0.6 million decrease in operating revenues.

         For the nine months ended September 30, 1999, the Partnership reported net income of $50.8 million, compared with a net loss of $34.3 million for the first nine months of 1998. The net loss in 1998 included an extraordinary charge of $72.8 million for early extinguishment of debt, net of $0.7 million allocated to minority interest. Excluding the extraordinary loss, net income would have been $38.4 million for the first nine months of 1998. The $12.3 million increase in income before the loss on debt extinguishment resulted from $8.1 million of net income contributed by the crude oil and NGLs transportation and marketing segment, which was acquired effective November 1, 1998, and a $4.3 million increase of net income by the refined products and LPGs transportation segment. The increase in net income of the refined products and LPGs transportation segment resulted primarily from a $13.0 million increase in operating revenues and a $0.6 million increase in interest capitalized, partially offset by a $7.2 million increase in costs and expenses, a $1.1 million increase in interest expense and a $1.0 million decrease in other income - net. See discussion below of factors affecting net income for the comparative periods by business segment.

REFINED PRODUCTS AND LPGS TRANSPORTATION SEGMENT

         See volume and average tariff information below:

                                               QUARTER ENDED                             NINE MONTHS ENDED
                                               SEPTEMBER 30,          PERCENTAGE            SEPTEMBER 30,           PERCENTAGE
                                      -----------------------------    INCREASE     -----------------------------    INCREASE
                                          1999             1998       (DECREASE)        1999            1998        (DECREASE)
                                      ------------     ------------   ----------    ------------     ------------   ----------
VOLUMES DELIVERED
(in thousands of barrels)
      Refined products                      35,883           37,103        (3)%           99,856           96,797         3%
      LPGs                                   6,404            6,845        (6)%           25,943           22,656        15%
      Mont Belvieu operations                8,000            6,890        16%            20,767           18,352        13%
                                      ------------     ------------     -----       ------------     ------------     -----
          Total                             50,287           50,838        (1)%          146,566          137,805         6%
                                      ============     ============     =====       ============     ============     =====

AVERAGE TARIFF PER BARREL
      Refined products                $       0.93     $       0.95        (2)%     $       0.93     $       0.94        (1)%
      LPGs                                    1.48             1.55        (5)%             1.78             1.86        (4)%
      Mont Belvieu operations                 0.15             0.14         7%              0.16             0.15         7%
          Average system tariff       $       0.88     $       0.92        (4)%     $       0.97     $       0.98        (1)%
                                      ============     ============     =====       ============     ============     =====

         Refined products transportation revenues decreased $1.9 million for the quarter ended September 30, 1999, compared with the prior-year quarter, due to a 3% decrease in total refined products volumes delivered and a 2% decrease in the refined products average tariff per barrel. Motor fuel volumes delivered decreased 2.4 million barrels as a result of unfavorable price differentials in the Midwest and reduced refinery production received into the Ark-La-Tex system. Additionally, methyl tertiary butyl ether ("MTBE") volumes delivered decreased
0.4 million barrels as a result of the Partnership canceling its tariffs to Midwest destinations, effective July 1, 1999. This action was taken with the consent of MTBE shippers as a result of lower demand for MTBE transportation caused by changing blending economics, and resulted in increased pipeline capacity and tankage available for other products. Decreases in motor fuel and MTBE were partially offset by a 1.1 million barrel increase in jet fuel volumes delivered and a 1.0 million barrel increase in distillate volumes delivered attributable to strong economic demand in the Midwest market areas. Jet fuel volumes delivered also benefited as a result of new military supply agreements that became effective in the fourth quarter of 1998. The decrease in the average tariff per barrel was primarily attributable to the 1.83% general tariff reduction pursuant to the Producer Price Index for finished goods less 1% ("PPI Index"), effective July 1, 1999. The Partnership has deferred recognition of approximately $0.4 million of revenue with respect to potential refund obligations for rates charged in excess of the PPI index while its application for Market Based Rates is under review by FERC. See further discussion regarding Market Based Rates included in "Other Matters - Market and Regulatory Environment."

         LPGs transportation revenues decreased $1.1 million for the quarter ended September 30, 1999, compared with the third quarter of 1998, as a result of a 6% decrease in total LPGs volumes delivered and a 5% decrease in the LPGs average tariff per barrel. The decrease was primarily attributable to a 0.2 million barrel decrease in long-haul propane volumes delivered in the Northeast market area attributable to unfavorable price differentials versus competing Canadian product. Additionally, short-haul propane volumes delivered decreased
0.5 million barrels as a result of lower deliveries along the upper Texas Gulf Coast. These decreases were partially offset by a 0.2 million barrel increase in propane volumes delivered in the Midwest market area primarily attributable to higher demand from a petrochemical facility served by the Partnership. The decrease in the LPGs average tariff per barrel resulted from the decrease in long-haul volumes delivered in the Northeast market area in 1999 and tariff rate reductions under the PPI Index, effective July 1, 1999.

         For the nine months ended September 30, 1999, refined products transportation revenues increased $1.9 million, compared with the corresponding period in 1998, as a result of a 3% increase in total refined products volumes delivered, partially offset by a 1% decrease in the average tariff per barrel. Strong economic demand coupled with lower refinery production resulted in a 2.6 million barrel increase in distillate volumes delivered and a 2.6 million barrel increase in jet fuel volumes delivered. These increases were partially offset by a 0.8 million barrel decrease in MTBE volumes delivered as a result of lower blending demand in the Chicago market area, a 0.7 million barrel decrease in natural gasoline volumes delivered attributable to lower feed stock and blending demand, and a 0.4 million barrel decrease in motor fuel volumes delivered due to unfavorable Midwest price differentials. The decrease in the average tariff per barrel resulted primarily from the general tariff reduction under the PPI Index, effective July 1, 1999.

         LPGs transportation revenues increased $4.0 million, during the nine months ended September 30, 1999, compared with the same period in 1998, due to a 15% increase in total LPGs volumes delivered, partially offset by a 4% decrease in the LPGs average tariff per barrel. Propane deliveries in the Northeast market area increased 1.2 million barrels from higher weather-related demand in the first quarter of 1999, partially offset by unfavorable price differentials during the second and third quarters of 1999. Propane deliveries in the Midwest market area and the upper Texas Gulf Coast increased 1.2 million barrels and 0.9 million barrels, respectively, from the prior year due primarily to increased petrochemical feed stock demand. Butane volumes delivered were relatively unchanged from the prior year due to lower refinery feed stock demand in the Northeast, partially offset by increased demand from Midwest area refineries. The 4% decrease in the average tariff per barrel resulted from the larger percentage of short-haul barrels during 1999, coupled with the reduction in tariffs rates pursuant to the PPI Index, effective July 1, 1999.

         Revenues generated from Mont Belvieu operations increased during both the quarter and nine months ended September 30, 1999, compared with the corresponding periods in 1998, due primarily to increased storage revenue and increased demand for shuttle deliveries of propane and butane.

         Other operating revenues increased $1.9 million during the third quarter of 1999, as compared with the third quarter of 1998, due primarily to a $1.7 million increase in gains on the sale of product inventory attributable to favorable market prices and increased revenue earned on contracts for butane storage during the summer months.

         During the nine months ended September 30, 1999, other operating revenues increased $5.5 million, as compared to the same period in 1998, due primarily to a $2.8 million increase in gains on the sale of product inventory, a $1.8 million increase in operating revenues from the fractionator facilities acquired on March 31, 1998, lower exchange losses incurred to position product in the Midwest market area, and higher propane imports received at the marine terminal at Providence, Rhode Island.

         Costs and expenses increased $1.9 million for the quarter ended September 30, 1999, compared with the third quarter of 1998, primarily due to a $1.1 million increase in operating, general and administrative expenses, a $0.3 million increase in operating fuel and power expense, and a $0.5 million increase in taxes - other than income. The increase in operating, general and administrative expenses was primarily attributable to a $0.7 million increase in expenses associated with Year 2000 activities, a $0.5 million increase in rental fees from higher volume through the connection from Colonial Pipeline at Beaumont, and increased general and administrative supplies and services. These increases were partially offset by a $0.5 million decrease in product measurement losses. The increase in operating fuel and power expense was primarily attributable to a heavier mix of products transported during the third quarter of 1999. The increase in taxes - other than income was primarily due to credits recorded during the third quarter of 1998 for the over accrual of previous years' property taxes.

         Costs and expenses increased $7.2 million for the nine-months ended September 30, 1999, compared with the same period in 1998, due to a $4.0 million increase in operating, general and administrative expenses, a $1.8 million volume-related increase in operating fuel and power expense, a $1.0 million increase in depreciation and amortization expense and a $0.4 million increase in taxes - other than income. The increase in operating, general and administrative expenses was primarily attributable to a $1.8 million increase in expenses associated with Year 2000 activities; a $1.5 million increase in rental fees from higher volume through the connection from Colonial Pipeline at Beaumont; a $0.3 million insurance reimbursement received in June 1998 for past litigation costs related to the Seymour, Indiana, terminal; nine months of fractionation fees in 1999 related to the facilities acquired on March 31, 1998; and higher general and administrative supplies and services. Depreciation and amortization expense increased as a result of the completion of capital projects, coupled with nine months of expense in 1999 for amortization of the value assigned to the Fractionation Agreement. The increase in taxes - other than income increased due to factor noted above during the third quarter of 1998.

         Interest expense increased $1.1 million during the nine-months ended September 30, 1999, compared with the prior year period. Approximately $0.6 million of the increase was attributable to nine months of interest expense in 1999 on the $38 million term-loan used to finance the purchase of the fractionation assets on March 31, 1998. The remaining increase resulted from $25 million of borrowings during the second quarter of 1999 against the term loan to finance construction of the pipelines between Mont Belvieu and Port Arthur, Texas. Capitalized interest increased during both the quarter ended and nine months ended September 30, 1999, compared with the corresponding periods in 1998, as a result of higher balances associated with construction-in-progress of the new pipelines between Mont Belvieu and Port Arthur.

         Other income decreased during both the quarter and nine-months ended September 30, 1999, compared with the corresponding periods in 1998, due primarily to lower interest income earned on cash investments in 1999, and a $0.4 million gain on the disposition of non-carrier assets in June 1998.

CRUDE OIL AND NGLS TRANSPORTATION AND MARKETING SEGMENT

         Margin and volume information is presented below:

                                                              NINE MONTHS
                                             QUARTER ENDED        ENDED
                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                 1999             1999
                                             ------------     ------------
Margins (dollars in thousands):
   Crude oil transportation ............     $      4,456     $     13,406
   Crude oil marketing .................            3,461            8,450
   NGL transportation ..................            1,592            4,554
   LSI .................................              607            1,742
                                             ------------     ------------
        Total margin ...................     $     10,116     $     28,152
                                             ============     ============

Barrels per day:
   Crude oil transportation ............           90,779           92,145
   Crude oil marketing .................          253,261          250,082
   NGL transportation ..................           14,347           12,827

LSI volume (total gallons): ............        2,290,440        6,423,375

Margin per barrel:
   Crude oil transportation ............     $      0.534     $      0.533
   Crude oil marketing .................     $      0.149     $      0.124
   NGL transportation ..................     $      1.206     $      1.301

LSI margin (per gallon): ...............     $      0.265     $      0.271

         The crude oil and NGLs transportation and marketing segment was added to the Partnership's operations with the acquisition of the DETTCO assets effective November 1, 1998. The acquisition was accounted for as a purchase for accounting purposes. Net income contributed by the crude oil transportation and marketing segment for the quarter and nine-month periods ended September 30, 1999 totaled $3.2 million and $8.1 million, respectively.

         Margin is a more meaningful measure of financial performance than operating revenues and operating expenses due to the significant fluctuations in revenues and expense that may occur with changes in the level of marketing activity. Margin is calculated as revenues generated from crude oil and lube oil sales and crude oil and NGLs transportation less the cost of crude oil and lube oil purchases. During the three months ended September 30, 1999, crude oil transportation and NGL transportation contributed 44% and 16% of the margin, respectively, while crude oil marketing operations accounted for 34% of the margin. Operations of LSI contributed $0.6 million, or 6%, of the margin for the three month period ended September 30, 1999. During the nine months ended September 30, 1999, crude oil transportation and NGL transportation contributed 48% and 16% of the margin, respectively, while crude oil marketing operations accounted for 30% of the margin. Operations of LSI contributed $1.7 million, or 6%, of the margin for the nine month period ended September 30, 1999.

       For the quarter ended September 30, 1999, operating, general and administrative expenses, including operating fuel and power, of the crude oil and NGLs transportation and marketing segment totaled $5.3 million, or 53% of the margin. Depreciation and amortization expenses and taxes - other than income totaled $1.6 million, or 16% of the margin for the third quarter. For the nine months ended September 30, 1999, operating, general and administrative expenses, including operating fuel and power, of the crude oil and NGLs transportation and marketing segment totaled $15.6 million, or 55% of the margin. Depreciation and amortization expenses and taxes - other than income totaled $4.7 million, or 17% of the margin during the nine months ended September 30, 1999.

FINANCIAL CONDITION AND LIQUIDITY


         Net cash from operations for the nine-month period ended September 30, 1999, totaled $69.1 million, comprised of $75.2 million of income before charges for depreciation and amortization, partially offset by $6.1 million of cash used for working capital changes. This compares with cash flows from operations of $55.4 million for the corresponding period in 1998, comprised of $57.8 million of income before extraordinary loss on early extinguishment of debt and charges for depreciation and amortization, partially offset by $2.4 million of cash used for working capital changes. Net cash from operations for the nine months ended September 30, 1999 and 1998, included interest payments of $29.7 million and $26.8 million, respectively.

         Cash flows used in investing activities during the first nine months of 1999 included $60.4 million of capital expenditures, $2.3 million for the purchase of a 125-mile crude oil system in Southeast Texas, and $3.2 million of additional cash investments. These decreases of cash were offset by $3.8 million from investment maturities. Cash flows used in investing activities during the first nine months of 1998 included $40.0 million for the purchase price of the fractionation assets and related intangible assets and $15.2 million of capital expenditures, partially offset by $2.1 million from investment maturities and $0.5 million received from the sale of non-carrier assets.

         In February 1999, the Partnership announced plans to construct three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The anticipated completion date is the fourth quarter of 2000. The Partnership has entered into an agreement for turnkey construction of the pipelines and related facilities and has separately entered into agreements for guaranteed throughput commitments. The cost of this project is expected to total approximately $74.5 million. Approximately $39.7 million of construction cost was included in capital expenditures during the nine month period ended September 30, 1999, with a total of approximately $44.6 million expected to be incurred in 1999, and the remainder in 2000.

         Exclusive of the pipeline construction between Mont Belvieu and Port Arthur, the Partnership estimates that capital expenditures for 1999 will total approximately $38 million. Approximately $25 million is expected to be used for the Products OLP and $13 million is expected to be used for the Crude Oil OLP. Approximately $23 million of planned expenditures of the Products OLP are expected to be used for life-cycle replacements and to upgrade current facilities, with the remaining $2 million expected to be used for revenue-generating projects. Approximately $9 million of planned expenditures of the Crude Oil OLP are expected to be used in revenue-generating and cost-reduction projects, with the remainder to be used to maintain existing operations. The Partnership revises capital spending estimates periodically in response to changes in cash flows and operations.

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

         On May 17, 1999, the Products OLP entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The loan agreement has a term of five years. SunTrust Bank is the administrator of the loan. At September 30, 1999, $25 million has been borrowed under the term loan agreement. Principal will be paid quarterly beginning in 2001. The interest rate for the $75 million term loan is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Interest is payable quarterly from the time of borrowing. The current interest rate for amounts outstanding under the term loan is 6.33%. Commitment fees for the term loan agreement totaled approximately $47,000 for the period from May 17, 1999 through September 30, 1999.

         On May 17, 1999, the Products OLP entered into a $25 million revolving credit agreement and TCO entered into a $30 million revolving credit agreement. SunTrust Bank is the administrative agent on both revolving credit agreements. The $25 million revolving credit agreement has a five year term and the $30 million revolving credit agreement has a three year term. The interest rate on both agreements is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Products OLP has not borrowed any amounts under the revolving credit facility. TCO had $3 million principal amount outstanding under its revolving credit agreement as of September 30, 1999. Commitment fees for the revolving credit agreements totaled approximately $50,000 for the period from May 17, 1999 through September 30, 1999.

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

         The Partnership paid cash distributions of $51.0 million during the nine months ended September 30, 1999. Additionally, on October 18, 1999, the Partnership declared a cash distribution of $0.475 per Limited Partner and Class B Unit. The third quarter cash distribution was paid on November 5, 1999 to Unitholders of record on October 29, 1999.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM will issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership will evaluate the conditions of the Record of Decision and make adjustments to the program as required. The amount accrued for the program was approximately $0.4 million at September 30, 1999. In the opinion of the Company, the completion of the remediation program being proposed by the Partnership, if such program is approved by IDEM, will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

     Year 2000 Issues

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership is utilizing both internal and external resources to identify, test, remediate or replace all critical known or discovered non-compliant computerized systems and applications. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership has incurred approximately $4.5 million of costs related to the Year 2000 issue. The Company estimates the remaining amounts required to address the Year 2000 issue will be as much as approximately $1.7 million. A portion of such costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of expenditures has been accelerated due to the Year 2000 issue. Although the Company believes this estimate to be reasonable, due to the complexities of the Year 2000 issue, there can be no assurance that the actual costs related to the Year 2000 issue will not be significantly greater.

         The Partnership has adopted a three-phase Year 2000 program consisting of: Phase I - Preliminary Assessment; Phase II - Detailed Assessment and Remediation Planning; and Phase III - Remediation Activities and Testing. The Products OLP has completed Phase I and Phase II; and Phase III is approximately 95% complete. The Crude Oil OLP has completed Phase I; Phase II is approximately 93% complete; and Phase III is approximately 85% complete. Remediation Activities and Testing of all major process controls and computer systems have been completed. Remediation Activities and Testing of other software applications and hardware will be complete by mid-December 1999.

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

         Despite the Partnership's determined efforts to address and remediate its Year 2000 issue, there can be no assurance that all process controls and business computer systems will continue without interruption through January 1, 2000, and beyond. The complexity of identifying and testing all embedded microprocessors that are installed in hardware throughout the products pipeline system and crude oil system used for process or flow control, transportation, security, communication and other systems may result in unforeseen operational system shutdowns. Although the amount of potential liability and lost revenue cannot be estimated, failures that result in substantial disruptions of business activities could have a material adverse effect on the Partnership. In order to mitigate potential disruptions, the Partnership will prepare contingency plans for its critical systems, processes and external relationships by December 1, 1999.

      Market and Regulatory Environment

         In July 1999, the Partnership announced plans to build a new 360-mile pipeline from Beaumont, Texas, to Little Rock, Arkansas. The new pipeline will parallel the Partnership's two existing pipelines and will increase delivery capability of refined petroleum products by 100,000 barrels per day. The expansion will also include construction of additional storage tanks, connections to other pipelines to increase volumes entering the pipeline system and increased delivery capability in the Partnership's Midwest market areas. The expansion is scheduled to be completed in 18 to 24 months. The Partnership currently anticipates finalizing its evaluation of various construction alternatives of the capacity expansion during the fourth quarter of 1999.

         Tariff rates of interstate oil pipeline companies are currently regulated by the FERC, primarily through an index methodology, whereby a pipeline company is allowed to change its rates based on the change from year-to-year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates").


         In May 1999, the Products OLP filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. The FERC approved a request of the Products OLP waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Products OLP has agreed to refund, with interest, such amounts collected under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At September 30, 1999, the amount for accrued rate refunds totaled approximately $0.4 million.

         In July 1999, certain shippers filed protests with the FERC on the Products OLP's application for Market Based Rates in four destination markets. The Partnership believes it will prevail in competitive market determination in those destination markets under protest.

         Effective July 1, 1999, the Products OLP established Settlement Rates with all shippers that utilize certain LPGs transportation tariff rates, whereby such rates in effect on June 30, 1999, would not be adjusted for a period of either two or three years. Other LPGs transportation tariff rates under which such agreements could not be reached with all shippers were reduced pursuant to the PPI Index (approximately 1.83%), effective July 1, 1999. Effective July 1, 1999, the Products OLP canceled its tariff for deliveries of MTBE into the Chicago market area reflecting reduced demand for transportation of MTBE into such area. The MTBE tariffs were canceled with the consent of MTBE shippers and resulted in increased pipeline capacity and tankage available for other products.

     Other

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137 to delay the effective date of SFAS No. 133 until fiscal years beginning after

June 15, 2000. The Partnership expects to adopt this standard effective January 1, 2001. The Partnership has not determined the impact of this statement on its financial condition and results of operations.

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

         The Partnership mitigates exposure to commodity price fluctuations by maintaining a balanced position between crude oil purchases and sales. As a hedging strategy to manage crude oil price fluctuations, the Partnership enters into futures contracts on the New York Mercantile Exchange, and makes limited use of other derivative instruments. It is the Partnership's general policy not to acquire crude oil, futures contracts or other derivative products for the purpose of speculating on price changes, however, the Partnership may take limited speculative positions to capitalize on crude oil price fluctuations. Any contracts held for trading purposes or speculative positions are accounted for using the mark-to-market method. Under this methodology, contracts are adjusted to market value, and the gains and losses are recognized in current period income. Comprehensive risk management policies have been established by the Risk Management Committee to monitor and control these market risks. The Risk Management Committee is comprised of senior executives of the Partnership. Market risks associated with commodity derivatives were not material at September 30, 1999.

         At September 30, 1999, the Products OLP had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). Additionally, the Products OLP had a $38 million bank loan outstanding from SunTrust Bank. The SunTrust loan bears interest at a fixed rate of 6.53% and is payable in full in April 2001. At September 30, 1999, the estimated fair value of the Senior Notes and the SunTrust loan was approximately $361.2 million and $37.8 million, respectively.

         At September 30, 1999, the Products OLP had $25 million outstanding under a variable interest rate term loan and the Crude Oil OLP had $3 million outstanding under its revolving credit agreement. The interest rates for these credit facilities are based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Utilizing the balances of variable interest rate debt outstanding at September 30, 1999, and assuming market interest rates increase 1%, the potential annual increase in interest expense is approximately $0.3 million.

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

         10.12 Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

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

         10.26 Credit Agreement between TE Products Pipeline Company, Limited Partnership, SunTrust Bank, Atlanta, and Certain Lenders, dated May 17, 1999 (Filed as Exhibit 10.26 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

         10.27 Credit Agreement between TEPPCO Crude Oil, LLC, SunTrust Bank, Atlanta, and Certain Lenders, dated May 17, 1999 (Filed as
                  Exhibit 10.27 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

         10.28 Second Amendment to Credit Agreement between TEPPCO Colorado, LLC, SunTrust Bank, Atlanta, and Certain Lenders, effective May 17, 1999 (Filed as Exhibit 10.28 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

         *10.29 Form of Employment and Non-Compete Agreement between the Company and Samuel N. Brown, J. Michael Cockrell and William
                  S. Dickey, effective January 1, 1999.

         *10.30 Texas Eastern Products Pipeline Company Nonemployee Directors Unit Accumulation Plan, effective April 1, 1999.

         *10.31 Texas Eastern Products Pipeline Company Nonemployee Directors Deferred Compensation Plan, effective November 1, 1999.

         *10.32 Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999.

          21.1 Subsidiaries of the Partnership (Filed as Exhibit 22.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

         *27 Financial Data Schedule as of and for the nine months ended September 30, 1999.

         -----------------
          * Filed herewith.

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


                             TEPPCO Partners, L.P.
                             (Registrant)

                             By: Texas Eastern Products Pipeline Company,
                                 General Partner



                                         /s/  CHARLES H. LEONARD
                             --------------------------------------------------
                                             Charles H. Leonard
                               Senior Vice President, Chief Financial Officer
                                               and Treasurer



Date:  November 9, 1999

                                 EXHIBIT INDEX



         Exhibit
         Number                   Description
         -------                  -----------

         *10.29 Form of Employment and Non-Compete Agreement between the Company and Samuel N. Brown, J. Michael Cockrell and William
                  S. Dickey, effective January 1, 1999.

         *10.30 Texas Eastern Products Pipeline Company Nonemployee Directors Unit Accumulation Plan, effective April 1, 1999.

         *10.31 Texas Eastern Products Pipeline Company Nonemployee Directors Deferred Compensation Plan, effective November 1, 1999.

         *10.32 Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999.

         *27 Financial Data Schedule as of and for the nine months ended September 30, 1999.

         -----------------
          * Filed herewith.