Form 10-K
period 1999-12-31
TEPPCO PARTNERS LP
filed 2000-03-10
CIK 857644

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                     WHICH REGISTERED
            -------------------                     ----------------
 Limited Partner Units representing Limited     New York Stock Exchange
            Partner Interests

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          At March 6, 2000 the aggregate market value of the registrant's Limited Partner Units held by non-affiliates was $611,739,230, which was computed using the average of the high and low sales prices of the Limited Partner Units on March 6, 2000.

         Limited Partner Units outstanding as of March 6, 2000: 29,000,000.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

ITEMS  1.      Business and Properties.......................................................................1
   AND  2.
ITEM    3.     Legal Proceedings............................................................................12
ITEM    4.     Submission of Matters to a Vote of Security Holders..........................................13

                                     PART II

ITEM    5.     Market for Registrant's Units and Related Unitholder Matters.................................13
ITEM    6.     Selected Financial Data......................................................................15
ITEM    7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........16
ITEM   7A.     Quantitative and Qualitative Disclosures About Market Risks..................................26
ITEM    8.     Financial Statements and Supplementary Data..................................................27
ITEM    9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........27

                                    PART III

ITEM   10.     Directors and Executive Officers of the Registrant...........................................27
ITEM   11.     Executive Compensation.......................................................................29
ITEM   12.     Security Ownership of Certain Beneficial Owners and Management...............................35
ITEM   13.     Certain Relationships and Related Transactions...............................................35

                                     PART IV

ITEM   14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................36

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

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

         The Partnership operates in two industry segments - refined products and liquefied petroleum gases ("LPGs") transportation; and crude oil and natural gas liquids ("NGLs") transportation and marketing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 of the Notes to Consolidated Financial Statements contained elsewhere herein for additional segment information.

         In June 1997, Duke Energy Corporation ("Duke Energy") was formed through a merger between PanEnergy Corp ("PanEnergy") and Duke Power Company. The Company, previously a wholly-owned subsidiary of PanEnergy, became an indirect wholly-owned subsidiary of Duke Energy on the date of the merger.

         At December 31, 1999, the Partnership had outstanding 29,000,000 Limited Partnership Units and 3,916,547 Class B Limited Partnership Units ("Class B Units"). All of the Class B Units were issued to Duke Energy in connection with an acquisition of assets in 1998. The Class B Units are substantially identical to the 29,000,000 Limited Partner Units, but they are not listed on the New York Stock Exchange. The Class B Units may be converted into Limited Partner Units upon approval by the Limited Partner Unitholders. The Company has the option to seek approval for the conversion of the Class B Units into Limited Partnership Units; however, if such conversion is denied, the holder of the Class B Units will have the right to sell them to the Partnership at 95.5% of the market price of the Limited Partner Units at the time of sale. As a result of such option, the Class B Units were not included in partners' capital at December 31, 1999. Collectively, the Limited Partner Units and Class B Units are referred to as "Units." The acquisition of assets was accounted for under the purchase method of accounting. Accordingly, the results of the acquisition are included in the consolidated statements of income for periods from November 1, 1998.

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

         The Pipeline System includes 30 storage facilities with an aggregate storage capacity of 13 million barrels of refined petroleum products and 38 million barrels of LPGs, including storage capacity leased to outside parties. The Pipeline System makes deliveries to customers at 53 locations including 18 Partnership owned truck racks, rail car facilities and marine facilities. Deliveries to other pipelines occur at various facilities owned by the Partnership or by third parties.

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

     Major Business Sector Markets

         The Pipeline System's major operations are the transportation, storage and terminaling of refined petroleum products and LPGs along its mainline system, and the storage and short-haul transportation of LPGs associated with its Mont Belvieu operations. Product deliveries, in millions of barrels (MMBbls) on a regional basis, over the last three years were as follows:

                                                                          PRODUCT DELIVERIES (MMBBLS)
                                                                           YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                       1999          1998          1997
                                                                     ---------     ---------     ---------
Refined Products Transportation:
      Central (1)..................................................       67.7          71.5          69.4
      Midwest (2)..................................................       37.9          34.8          29.9
      Ohio and Kentucky............................................       27.0          24.2          20.7
                                                                     ---------     ---------     ---------
          Subtotal.................................................      132.6         130.5         120.0
                                                                     ---------     ---------     ---------
LPGs Mainline Transportation:
      Central, Midwest and Kentucky (1)(2).........................       22.9          18.5          23.8
      Ohio and Northeast (3).......................................       14.7          13.5          18.2
                                                                     ---------     ---------     ---------
          Subtotal.................................................       37.6          32.0          42.0
                                                                     ---------     ---------     ---------
Mont Belvieu Operations:
      LPGs.........................................................       28.5          25.1          27.8
                                                                     ---------     ---------     ---------
          Total Product Deliveries.................................      198.7         187.6         189.8
                                                                     =========     =========     =========

---------------------

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

         Refined products and LPGs deliveries over the last three years were as follows:


                                                PRODUCT DELIVERIES (MMBbls)
                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
Refined Products Transportation:
      Gasoline.......................            71.6         74.0         66.8
      Jet Fuels......................            26.9         23.8         22.4
      Middle Distillates (1).........            28.4         26.1         24.0
      MTBE/Toluene...................             5.7          6.6          6.8
                                           ----------   ----------   ----------
          Subtotal...................           132.6        130.5        120.0
                                           ----------   ----------   ----------
LPGs Mainline Transportation:
      Propane........................            30.8         25.5         34.7
      Butanes........................             6.8          6.5          7.3
                                           ----------   ----------   ----------
          Subtotal...................            37.6         32.0         42.0
                                           ----------   ----------   ----------
Mont Belvieu Operations:
      LPGs...........................            28.5         25.1         27.8
                                           ----------   ----------   ----------
          Total Product Deliveries...           198.7        187.6        189.8
                                           ==========   ==========   ==========

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

         Effective January 1, 1996, the Clean Air Act Amendments of 1990 mandated the use of reformulated gasolines in nine metropolitan areas of the United States, including the Houston and Chicago areas served by the System. A portion of the reformulated and oxygenated gasolines includes methyl tertiary butyl ether ("MTBE") as a major blending component. Effective July 1, 1999, the Products OLP canceled its tariff for deliveries of MTBE into the Chicago market area due to reduced demand for transportation of MTBE into such area. The MTBE tariffs were canceled with the consent of MTBE shippers and resulted in increased pipeline capacity and tankage available for other products. The Partnership continues to transport MTBE to its marine terminal near Beaumont, Texas.

     LPGs Mainline Transportation

         The Pipeline System transports LPGs from the upper Texas Gulf Coast to the Central, Midwest and Northeast regions of the United States. The Pipeline System east of Todhunter, Ohio, is devoted solely to the transportation of LPGs. Since LPGs demand is generally stronger in the winter months, the Pipeline System often operates at or near capacity during such time. Propane deliveries are generally sensitive to the weather and meaningful year-to-year variations have occurred and will likely continue to occur.

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

     Mont Belvieu LPGs Storage and Pipeline Shuttle

         A key aspect of the Pipeline System's LPGs business is its storage and pipeline asset base in the Mont Belvieu, Texas, complex serving the fractionation, refining and petrochemical industries. The complex is the largest of its kind in the United States and provides substantial capacity and flexibility in the transportation, terminaling and storage of natural gas liquids, LPGs, petrochemicals and olefins.

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

     Product Sales and Other

         The Products OLP also derives revenue from the sale of product inventory, terminaling activities and other ancillary services associated with the transportation and storage of refined petroleum products and LPGs. Since March 31, 1998, operations also include fractionation of NGLs.

     Customers

         The Pipeline System's customers for the transportation of refined petroleum products include major integrated oil companies, independent oil companies and wholesalers. End markets for these deliveries are primarily (i) retail service stations, (ii) truck stops, (iii) agricultural enterprises, (iv) refineries, and (v) military and commercial jet fuel users.

         Propane shippers include wholesalers and retailers who, in turn, sell to commercial, industrial, agricultural and residential heating customers, as well as utilities who use propane as a fuel source. Refineries constitute the Partnership's major customers for butane and isobutane, which are used as a blend stock for gasolines and as a feed stock for alkylation units, respectively.

         At December 31, 1999, the Products OLP had approximately 140 customers. Transportation revenues (and percentage of total revenues) attributable to the top 10 shippers were $105 million (46%), $90 million (42%), and $85 million (38%) for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999 and 1998, billings to Marathon Ashland, LLC, a major integrated oil company, accounted for approximately 10% of the Products OLP's revenues. During 1997, no single customer accounted for 10% or greater of the Products OLP's total revenues. Loss of a business relationship with a significant customer could have an adverse affect on the consolidated financial position, results of operations and liquidity of the Partnership.

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

CRUDE OIL AND NGLS TRANSPORTATION AND MARKETING

      Operations

         The Crude Oil OLP, through its wholly-owned subsidiary TEPPCO Crude Oil, LLC ("TCO"), gathers, stores, transports and markets crude oil, NGLs, lube oils and specialty chemicals, principally in Oklahoma, Texas and the Rocky Mountain region. The assets of TCO were acquired by the Partnership from a subsidiary of Duke Energy, on November 1, 1998.

         TCO generally utilizes its asset base to aggregate crude oil and provide transportation and specialized services to its regional customers. TCO generally purchases crude oil at prevailing prices from producers at the wellhead, aggregates such crude oil into its equity owned pipelines or third party owned pipelines utilizing its truck fleet, and transports the crude oil for ultimate sale to or exchange with its customers. TCO's margins from its gathering, transportation and marketing operations are generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation.

         Generally, as the Crude Oil OLP purchases crude oil, it simultaneously establishes a margin by selling crude oil for physical delivery to third party users or by entering into a future delivery obligation with respect to futures contracts on the New York Mercantile Exchange. The Partnership seeks to maintain a balanced position until it makes physical delivery of the crude oil, thereby minimizing or eliminating exposure to price fluctuations occurring after the initial purchase. However, certain basis risks (the risk that price relationships between delivery points, classes of products or delivery periods will change) cannot be completely hedged or eliminated. It is the Partnership's policy not to acquire crude oil, futures contracts or other derivative products for the purpose of speculating on price changes. Risk management policies have been established by the Risk Management Committee to monitor and control these market risks. The Risk Management Committee is comprised of senior executives of the Partnership. Market risks associated with commodity derivatives were not material at December 31, 1999.

         Volume information for the year ended December 31, 1999 and the two month period ended December 31, 1998 is presented below:

                                                                   TWO MONTHS
                                                  YEAR ENDED          ENDED
                                                 DECEMBER 31,     DECEMBER 31,
                                                     1999             1998
                                                --------------   ---------------
Barrels per day:
           Crude oil transportation.........            91,143            90,963
           Crude oil marketing..............           263,703           278,176
           NGL transportation...............            12,548            11,919

Lubricants and chemicals (total gallons):...         8,891,056         1,140,000

      Properties

         The Crude Oil OLP is based in Oklahoma City. It operates crude oil gathering and trunkline pipelines principally in Oklahoma and Texas, and two NGL trunkline pipelines in South Texas. The Crude Oil OLP's crude oil pipelines include two major systems and various smaller systems. The Red River System, located on the Texas-Oklahoma border, is the larger system, with 975 miles of pipeline and 780,000 barrels of storage. The majority of this pipeline's crude oil is delivered to Cushing, Oklahoma via connecting pipelines or to two local refineries. The South Texas System, located west of Houston, consists of 670 miles of pipeline and 630,000 barrels of storage. The majority of the crude oil on this system is delivered on a tariff basis to Houston area refineries. Other crude oil assets, located primarily in Texas and Louisiana, consist of 310 miles of pipeline and 240,000 barrels of storage.

         The NGL pipelines are located along the Texas Gulf Coast. The Dean NGL Pipeline consists of 338 miles of pipeline originating in South Texas and terminating at Mont Belvieu, Texas, and has a capacity of 20,000 barrels per day. The Dean NGL Pipeline is currently supported by a 17,000 barrel per day volume commitment through 2002. The Wilcox NGL Pipeline is 90 miles long, has a capacity of 5,000 barrels per day and currently transports NGLs for Duke Energy Field Services ("DEFS") from two of their natural gas processing plants. The Wilcox NGL Pipeline is currently supported by demand fees that are paid by DEFS through 2005.

         Through its wholly-owned subsidiary Lubrication Services, LLC ("LSI"), the Crude Oil OLP distributes lube oils and specialty chemicals to natural gas pipelines, gas processors, and industrial and commercial accounts. LSI's distribution networks are located in Colorado, Oklahoma, Southwest Kansas, East Texas, and Northwest Louisiana.

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

      Credit

         As crude oil or lube oils are marketed, the Partnership must determine the amount, if any, of credit to be extended to any given customer. Due to the nature of individual sales transactions, risk of non-payment and non-performance by customers is a major consideration in the Crude Oil OLP's business. The Crude Oil OLP manages its exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures. The Crude Oil OLP utilizes letters of credit and guarantees for certain of its receivables.

         The Crude Oil OLP's credit standing is a major consideration for parties with whom the Crude Oil OLP does business. In connection with the Crude Oil OLP's acquisition of this business, Duke Capital, an affiliate of

Duke Energy, agreed to provide up to $100 million of guarantee credit to the Crude Oil OLP through November 2001.

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

CAPITAL EXPENDITURES

         Capital expenditures by the Partnership totaled $77.4 million for the year ended December 31, 1999. This amount includes capitalized interest of $2.1 million. Approximately $43.8 million of spending was used for on-going construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The cost of this project is expected to total approximately $75 million. The Partnership has entered into an agreement for turnkey construction of the pipelines and related facilities and has separately entered into agreements for guaranteed throughput commitments. The anticipated commencement date is the fourth quarter of 2000. Of the remaining capital expenditures during 1999, $23.4 million related to the Products OLP and $8.1 million related to the Crude Oil OLP. Approximately $24.9 million of capital expenditures related to life-cycle replacements and upgrading current facilities, and approximately $6.6 million of capital expenditures related to other pipeline expansion projects and revenue-generating projects.

         The Partnership estimates that capital expenditures for 2000 will be approximately $82 million (which includes $4 million of capitalized interest). Approximately $31 million is expected to be used to complete construction of the three new pipelines between Mont Belvieu and Port Arthur and approximately $10 million will be used to replace seven pipelines under the Houston Ship Channel as required by the United States Army Corp of Engineers for the deepening of the channel. Approximately $14 million of the remaining amount is expected to be used for the Products OLP and $23 million is expected to be used for the Crude Oil OLP. Substantially all remaining expenditures related to the Products OLP are expected to be used for life-cycle replacements and upgrading current facilities. Approximately $17 million of planned expenditures of the Crude Oil OLP are expected to be used in revenue-generating projects, with the remaining $6 million being used for life-cycle replacements and upgrading current facilities.

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

         Rates of interstate oil pipeline companies, like the Partnership, are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates").

         In May 1999, the Products OLP filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. Such application is currently under review by the FERC. The FERC approved a request of the Products OLP waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Products OLP has agreed to refund, with interest, amounts collected after June 30, 1999, under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At December 31, 1999, the amount deferred for possible rate refunds, including interest, totaled approximately $0.8 million.

         In July 1999, certain shippers filed protests with the FERC on the Products OLP's application for Market Based Rates in four destination markets. The Partnership believes it will prevail in a competitive market determination in those destination markets under protest.

         Effective July 1, 1999, the Products OLP established Settlement Rates with certain shippers of LPGs under which the rates in effect on June 30, 1999, would not be adjusted for a period of either two or three years. Other LPGs transportation tariff rates were reduced pursuant to the PPI Index (approximately 1.83%), effective July 1, 1999.

         In a 1995 decision involving an unrelated oil pipeline limited partnership, the FERC partially disallowed the inclusion of income taxes in that partnership's cost of service. In another FERC proceeding involving a different oil pipeline limited partnership, the FERC held that the oil pipeline limited partnership may not claim an income tax allowance for income attributable to non-corporate limited partners, both individuals and other entities. These FERC decisions do not effect the Partnership's current rates and rate structure because the Partnership does not use the cost of service methodology to support its rates. However, the FERC decisions might become relevant to the Partnership should it (i) elect in the future to use the cost-of-service methodology or (ii) be required to use such methodology to defend its indexed rates against a shipper protest alleging that an indexed rate increase substantially exceeds actual cost increases. Should such circumstances arise, there can be no assurance with respect to the effect of such precedents on the Partnership's rates in view of the uncertainties involved in this issue.

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

         The Clean Air Act also introduced the new concept of federal operating permits for major sources of air emissions. Under this program, one federal operating permit (a "Title V" permit) is issued. The permit acts as an umbrella that includes all other federal, state and local preconstruction and/or operating permit provisions, emission standards, grandfathered rates, and record keeping, reporting, and monitoring requirements in a single document. The federal operating permit is the tool that the public and regulatory agencies use to review and enforce a site's compliance with all aspects of clean air regulation at the federal, state and local level. The Partnership has completed applications for all twelve facilities for which such regulations apply, and has received the final permit for eight facilities.

     Solid Waste

         The Partnership generates hazardous and non-hazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. Amendments to RCRA require the EPA to promulgate regulations banning the land disposal of all hazardous wastes unless the wastes meet certain treatment standards or the land-disposal method meets certain waste containment criteria. In 1990, the EPA issued the Toxicity Characteristic Leaching Procedure, which substantially expanded the number of materials defined as hazardous waste. Certain wastewater and other wastes generated from the Partnership's business activities previously classified as nonhazardous are now classified as hazardous due to the presence of dissolved aromatic compounds. The Partnership utilizes waste minimization and recycling processes and has installed pre-treatment facilities to reduce the volume of its hazardous waste. The Partnership currently has three permitted on-site waste water treatment facilities. Operating expenses of these facilities have not had a material adverse effect on the financial position or results of operations of the Partnership.

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

         In December 1999, the Company was notified by EPA of potential liability for alleged waste disposal at Container Recycling, Inc., located in Kansas City, Kansas. The Company was also asked to respond to an EPA Information Request. The Company's response has been filed with the EPA Region VII office. Based on information the Company has received from the EPA, as well as through its internal investigations, the Company intends to pursue dismissal from this matter.

     Other Environmental Proceedings

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.8 million at December 31, 1999 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

EMPLOYEES

         The Partnership does not have any employees, officers or directors. The General Partner is responsible for the management of the Partnership and Operating Partnerships. As of December 31, 1999, the General Partner had 757 employees.

ITEM 3. LEGAL PROCEEDINGS

TOXIC TORT LITIGATION - SEYMOUR, INDIANA

         In the fall of 1999, the Company and the Partnership became involved in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana. In Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and Partnership), plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in such a manner which caused the materials to be released into the air, soil and water. They further contend that such release caused damages to the plaintiffs. In their Complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. Furthermore, the plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an Answer to the Complaint, denying the allegations, as well as various other motions. This case is in the early stages of discovery and is not covered by insurance. The Company is defending itself vigorously against this lawsuit. The Partnership cannot estimate the loss, if any, associated with this pending lawsuit.

OTHER LITIGATION

         In addition to the litigation discussed above, the Partnership has been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. The General Partner believes that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on the Partnership's financial condition, operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

         On July 21, 1998, the Partnership announced a two-for-one split of the Partnership's outstanding Limited Partner Units. The Limited Partner Unit split entitled Unitholders of record at the close of business on August 10, 1998 to receive one additional Limited Partner Unit for each Limited Partner Unit held. All references to the number of Units and per Unit amounts have been adjusted to reflect the two-for-one split for all periods presented.

         The Limited Partner Units of the Partnership are listed and traded on the New York Stock Exchange under the symbol TPP. The high and low trading prices of the Limited Partner Units in 1999 and 1998, respectively, as reported in The Wall Street Journal, were as follows:

                                                                       1999                              1998
                                                           ----------------------------      ----------------------------
QUARTER                                                       HIGH              LOW             HIGH              LOW
-------                                                    ----------        ----------      ----------        ----------
First..................................................    $  26.1875        $  22.3750      $  30.3750        $  25.0000
Second.................................................       28.2500           22.9375         30.6875           25.5000
Third..................................................       26.4375           20.0000         29.4375           25.5000
Fourth.................................................       23.8750           17.1250         30.5625           23.2500

         Based on the information received from its transfer agent and from brokers/nominees, the Company estimates the number of beneficial Unitholders of Limited Partner Units of the Partnership as of March 6, 2000 to be approximately 21,000.

         The quarterly cash distributions applicable to 1998 and 1999 were as follows:

                                                                                                         AMOUNT
RECORD DATE                                        PAYMENT DATE                                         PER UNIT
-----------                                        ------------                                         --------

April 30, 1998.................................    May 8, 1998......................................    $  0.425
July 31, 1998..................................    August 7, 1998...................................       0.450
October 30, 1998...............................    November 6, 1998.................................       0.450
January 29, 1999...............................    February 5, 1999.................................       0.450

April 30, 1999.................................    May 7, 1999......................................    $  0.450
July 30, 1999..................................    August 6, 1999...................................       0.475
October 29, 1999...............................    November 5, 1999.................................       0.475
January 31, 2000...............................    February 4, 2000.................................       0.475

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

                                                                                       YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------------------
                                                                 1999        1998 (1)       1997         1996         1995
                                                              ----------     --------     ---------    ---------    ---------
                                                                               (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
INCOME STATEMENT DATA:
   Operating revenues:
      Sales of crude oil and petroleum products .....         $1,692,767     $214,463     $      --    $      --    $      --
      Transportation -- refined products ............            123,004      119,854       107,304       98,641       96,190
      Transportation -- LPGs ........................             67,701       60,902        79,371       80,219       70,576
      Transportation -- crude oil and NGLs ..........             11,846        3,392            --           --           --
      Mont Belvieu operations .......................             12,849       10,880        12,815       11,811       13,570
      Other .........................................             26,716       20,147        22,603       25,354       23,380
                                                              ----------     --------     ---------    ---------    ---------
               Total operating revenues .............          1,934,883      429,638       222,093      216,025      203,716
   Purchases of crude oil and petroleum products ....          1,666,042      212,371            --           --           --
   Operating expenses ...............................            136,095      110,363       106,771      105,182      103,938
   Depreciation and amortization ....................             32,656       26,938        23,772       23,409       23,286
                                                              ----------     --------     ---------    ---------    ---------
   Operating income .................................            100,090       79,966        91,550       87,434       76,492
   Interest expense -- net ..........................            (29,430)     (28,989)      (32,229)     (33,534)     (34,987)
   Other income -- net ..............................              1,460        2,364         1,979        4,748        5,212
                                                              ----------     --------     ---------    ---------    ---------
   Income before extraordinary item .................             72,120       53,341        61,300       58,648       46,717
   Extraordinary loss on debt extinguishment,
      net of minority interest (2) ..................                 --      (72,767)           --           --           --
                                                              ----------     --------     ---------    ---------    ---------
   Net income (loss) ................................         $   72,120     $(19,426)    $  61,300    $  58,648    $  46,717
                                                              ==========     ========     =========    =========    =========
Basic and diluted income per Unit: (3)
   Before extraordinary item ........................         $     1.91     $   1.61     $    1.95    $    1.89    $    1.54
   Extraordinary loss on debt extinguishment (2) ....                 --        (2.21)           --           --           --
                                                              ----------     --------     ---------    ---------    ---------
   Net income (loss) per Unit .......................         $     1.91     $  (0.60)    $    1.95    $    1.89    $    1.54
                                                              ==========     ========     =========    =========    =========
BALANCE SHEET DATA (AT PERIOD END):
   Property, plant and equipment -- net .............         $  720,919     $671,611     $ 567,681    $ 561,068    $ 533,470
   Total assets .....................................          1,041,373      916,919       673,909      671,241      669,915
   Long-term debt (net of current maturities)........            455,753      427,722       309,512      326,512      339,512
   Class B Units ....................................            105,859      105,036            --           --           --
   Partners' capital ................................            229,767      227,186       302,967      290,311      276,381
CASH FLOW DATA:
   Net cash from operations .........................         $  103,070     $ 93,215     $  83,604    $  86,121    $  78,456
   Capital expenditures .............................            (77,431)     (23,432)      (32,931)     (51,264)     (25,967)
   Cash investments -- net ..........................              3,040        2,357        18,860        4,148        6,527
   Distributions ....................................            (69,259)     (56,774)      (49,042)     (45,174)     (40,342)

--------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following information is provided to facilitate increased understanding of the 1999, 1998 and 1997 consolidated financial statements and accompanying notes of the Partnership included in the Index to Financial Statements on page F-1 of this report. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial position. Discussion included in "Other Matters" addresses key trends, future plans and contingencies. Throughout these discussions, management addresses items that are reasonably likely to materially affect future liquidity or earnings.

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

         The Crude Oil OLP segment is involved in the transportation, aggregation and marketing of crude oil, NGLs, lube oils and specialty chemicals. Revenues are earned from the gathering, storage, transportation and marketing of crude oil, NGLs, lube oils and specialty chemicals principally in Oklahoma, Texas and the Rocky Mountain region. Marketing operations consist primarily of purchasing crude oil along its gathering and pipeline systems and third party pipelines to facilitate the aggregation, transportation and ultimate sale of crude oil to local refineries or transportation to major oil hubs. Operations of this segment are included from November 1, 1998, the date of its acquisition from a Duke Energy subsidiary.

RESULTS OF OPERATIONS

         Summarized below is financial data by business segment (in thousands):

                                                                       YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                                1999           1998            1997
                                                            ------------   ------------   ------------
Operating revenues:
    Refined Products and LPGs Transportation ...........    $    230,270   $    211,783   $    222,093
    Crude Oil and NGLs Transportation and Marketing.....       1,704,613        217,855             --
                                                            ------------   ------------   ------------
       Total operating revenues ........................       1,934,883        429,638        222,093
                                                            ------------   ------------   ------------

Operating income:
   Refined Products and LPGs Transportation ............          89,393         78,641         91,550
   Crude Oil and NGLs Transportation and Marketing......          10,697          1,325             --
                                                            ------------   ------------   ------------
       Total operating income ..........................         100,090         79,966         91,550
                                                            ------------   ------------   ------------

Income before extraordinary item:
    Refined Products and LPGs Transportation ...........          61,227         52,002         61,300
    Crude Oil and NGLs Transportation and Marketing.....          10,893          1,339             --
                                                            ------------   ------------   ------------
      Total income before extraordinary item ...........    $     72,120   $     53,341   $     61,300
                                                            ============   ============   ============

         For the year ended December 31, 1999, the Partnership reported net income of $72.1 million, compared with a net loss of $19.4 million for year ended December 31, 1998. The net loss in 1998 included an extraordinary charge of $72.8 million for early extinguishment of debt, net of $0.7 million allocated to minority interest. Excluding the extraordinary loss, net income for the year would have been $53.3 million for year ended December 31, 1998. The $18.8 million increase in income before the loss on debt extinguishment resulted from a $9.6 million increase in income provided by the crude oil and NGLs transportation and marketing segment, which was acquired effective November 1, 1998, and a $9.2 million increase in income provided by the refined products and LPGs transportation segment. The increase in income provided by the refined products and LPGs transportation segment resulted primarily from a $18.5 million increase in operating revenues, partially offset by a $7.7 million increase in costs and expenses and a $1.2 million decrease in other income - net.

         For the year ended December 31, 1998, the Partnership reported a net loss of $19.4 million, which included the extraordinary loss for early extinguishment of debt of $72.8 million. Excluding the extraordinary loss, net income for the year would have been $53.3 million, compared with net income of $61.3 million for 1997. The $8.0 million decrease in income before loss on debt extinguishment resulted from a $9.3 million decrease in income provided by the refined products and LPGs transportation segment, partially offset by $1.3 million in income provided by the crude oil and NGLs transportation and marketing segment, which was acquired effective November 1, 1998. The decrease in income provided by the refined products and LPGs transportation segment resulted primarily from a $10.3 million decrease in operating revenues and a $2.6 million increase in costs and expenses, partially offset by a $3.9 million decrease in interest expense. See discussion below of factors affecting net income for the comparative periods by business segment.

REFINED PRODUCTS AND LPGS TRANSPORTATION SEGMENT

   Volume and average tariff information for 1999, 1998 and 1997 is presented below:

                                                                                       PERCENTAGE
                                                                                        INCREASE
                                                       YEARS ENDED DECEMBER 31,        (DECREASE)
                                                    ------------------------------   ----------------
                                                      1999       1998      1997       1999      1998
                                                    --------   --------   --------   ------     -----
                                                        (IN THOUSANDS, EXCEPT TARIFF INFORMATION)
Volumes Delivered
   Refined products ...........................      132,642    130,467    119,971        2%        9%
   LPGs .......................................       37,575     32,048     41,991       17%      (24%)
   Mont Belvieu operations ....................       28,535     25,072     27,869       14%      (10%)
                                                    --------   --------   --------   ------     -----
      Total ...................................      198,752    187,587    189,831        6%       (1%)
                                                    ========   ========   ========   ======     =====

Average Tariff per Barrel
   Refined products ...........................     $   0.93   $   0.92   $   0.89        1%        3%
   LPGs .......................................         1.80       1.90       1.89       (5%)       1%
   Mont Belvieu operations ....................         0.16       0.16       0.15       --         7%
      Average system tariff per barrel ........     $   0.98   $   0.98   $   1.00       --        (2%)
                                                    ========   ========   ========   ======     =====

    1999 Compared to 1998

         Operating revenues for the year ended 1999 increased 9% to $230.3 million from $211.8 million for the year ended 1998. This $18.5 million increase resulted from a $3.1 million increase in refined products transportation revenues, a $6.8 million increase in LPGs transportation revenues, a $2.0 million increase in revenues generated from Mont Belvieu operations and a $6.6 million increase in other operating revenues.

         Refined products transportation revenues increased $3.1 million for the year ended December 31, 1999, compared with the prior year, as a result of a 2% increase in total refined products volumes delivered and a 1% increase in the refined products average tariff per barrel. Strong economic demand coupled with lower refinery production resulted in a 3.1 million barrel increase in jet fuel volumes delivered and a 2.3 million barrel increase in distillate volumes delivered. Jet fuel volumes delivered also benefited as a result of new military supply agreements that became effective in the fourth quarter of 1998. These increases were partially offset by a 1.8 million barrel decrease in motor fuel volumes delivered due to unfavorable Midwest price differentials and reduced refinery production received into the Ark-La-Tex system and a 0.6 million barrel decrease in natural gasoline volumes delivered attributable to lower feed stock and blending demand. Additionally, MTBE volumes delivered decreased 0.9 million barrels as a result of the Partnership canceling its tariffs to Midwest destinations, effective July 1, 1999. This action was taken with the consent of MTBE shippers as a result of lower demand for MTBE transportation caused by changing blending economics, and resulted in increased pipeline capacity and tankage available for other products. The 1% increase in the refined products average tariff per barrel was primarily attributable to a higher percentage of long-haul distillate volumes delivered in the Midwest, partially offset by the 1.83% general tariff reduction pursuant to the Producer Price Index for finished goods less 1% ("PPI Index"), effective July 1, 1999. The Partnership has deferred recognition of approximately $0.8 million of revenue with respect to potential refund obligations for rates charged in excess of the PPI index while its application for Market Based Rates is under review by FERC. See further discussion regarding Market Based Rates included in "Other Matters - Market and Regulatory Environment."

         LPGs transportation revenues increased $6.8 million for the year ended December 31, 1999, compared with the prior year, due to a 17% increase in volumes delivered, partially offset by a 5% decrease in the average LPGs tariff per barrel. Propane volumes delivered in the Northeast increased 14% from the prior year primarily due to colder winter weather during the first and fourth quarters of 1999. Propane deliveries in the Midwest market area and the upper Texas Gulf Coast increased 19% and 44%, respectively, from the prior year primarily due to increased petrochemical feed stock demand. The 5% decrease in the average LPGs tariff per barrel resulted from the larger percentage of short-haul barrels during 1999, coupled with the reduction in tariffs rates pursuant to the PPI Index, effective July 1, 1999.

         Revenues generated from Mont Belvieu operations increased $2.0 million for the year ended December 31, 1999, compared with the prior year, primarily due to higher storage revenue and increased petrochemical and refinery demand for shuttle deliveries of LPGs along the upper Texas Gulf Coast.

         Other operating revenues increased $6.6 million during the year ended December 31, 1999, compared with 1998, primarily due to a $3.6 million increase in gains on the sale of product inventory, a $1.8 million increase in operating revenues from the fractionator facilities acquired on March 31, 1998, and lower exchange losses incurred to position product in the Midwest market area.

         Costs and expenses increased $7.7 million during the year ended December 31, 1999, compared with the prior year, due to a $3.4 million increase in operating, general and administrative expenses, a $2.7 million increase in operating fuel and power expense, a $1.1 million increase in depreciation and amortization charges, and a $0.5 million increase in taxes - other than income. The increase in operating, general and administrative expenses was primarily attributable to a $2.8 million increase in expenses associated with Year 2000 activities; a $1.5 million increase in rental fees from higher volume through the connection from Colonial Pipeline at Beaumont; a $1.5 million increase in labor related expenses attributable to merit increases and increased incentive compensation accruals, partially offset by lower post retirement benefit accruals; and increased outside services for pipeline maintenance. These increases in operating, general and administrative expenses were partially offset by $3.4 million of expense recorded in 1998 to write down the book-value of product inventory to market-value, and lower product measurement losses. The increase in operating fuel and power expense from the prior year resulted from increased pipeline throughput. Depreciation and amortization expense increased as a result of amortization of the value assigned to the Fractionation Agreement beginning on March 31, 1998, and capital additions placed in service. The increase in taxes - other than income was primarily due to a higher property base in 1999 and credits recorded during 1998 for the over accrual of previous years' property taxes.

         Interest expense increased $1.6 million during the year ended December 31, 1999, compared with 1998. Approximately $0.6 million of the increase was attributable to a full year of interest expense in 1999 on the $38 million term-loan used to finance the purchase of the fractionation assets on March 31, 1998. The remaining increase resulted from $25 million of borrowings during the second quarter of 1999 against the term loan to finance construction of the pipelines between Mont Belvieu and Port Arthur, Texas. Capitalized interest increased during 1999, compared with 1998, as a result of higher balances associated with construction-in-progress of the new pipelines between Mont Belvieu and Port Arthur.

         Other income - net decreased $1.2 million during the year ended December 31, 1999, compared with the prior year, as a result of a $0.4 million gain on the sale of non-carrier assets in June 1998, and lower interest income earned on cash investments in 1999.

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

         Costs and expenses increased $2.6 million during the year ended December 31, 1998, compared with the prior year, due to a $3.7 million increase in operating, general and administrative expenses and a $2.3 million increase in depreciation and amortization charges, partially offset by a $3.0 million decrease in operating fuel and power expense and a $0.4 million decrease in taxes - other than income. The increase in operating, general and administrative expenses was primarily attributable to $3.4 million of expense to write down the book-value of product inventory to market-value, credits of $3.0 million recorded during 1997 for insurance recovery of past litigation costs related to the Seymour, Indiana, terminal, a $0.9 million increase in expenses related to Year 2000 activities, $0.6 million of expense related to the fractionator facilities acquired on March 31, 1998, and increased product measurement losses. These increases in operating, general and administrative expenses were partially offset by expenses recorded for environmental remediation at the Partnership's Seymour terminal in the third quarter of 1997, and lower supplies and services related to pipeline operations and maintenance. Depreciation and amortization expense increased as a result of amortization of the value assigned to the Fractionation Agreement beginning on March 31, 1998, and capital additions placed in service. Operating fuel and power expense decreased from the prior year due primarily to increased mainline pumping efficiencies, lower long-haul LPGs volumes and lower summer peak power rates in Arkansas.

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

         Other income - net increased during the year ended December 31, 1998, compared with the prior year, as a result of a $0.4 million gain on the sale of non-carrier assets in June 1998 and a $0.5 million loss on the sale of non-carrier assets in August 1997. These factors were partially offset by lower interest income earned on cash investments in 1998.

CRUDE OIL AND NGLs TRANSPORTATION AND MARKETING SEGMENT

         The crude oil and NGLs transportation and marketing segment was added to the Partnership's operations with the acquisition of the assets of a Duke Energy subsidiary effective November 1, 1998. The acquisition was accounted for as a purchase for accounting purposes. Accordingly, only operations from November 1, 1998 have been included in the Partnership's financial statements.

         Margin is a more meaningful measure of financial performance than operating revenues and operating expenses due to the significant fluctuations in revenues and expense caused by the level of marketing activity. Margin is calculated as revenues generated from crude oil and lube oil sales and crude oil and NGLs transportation less the cost of crude oil and lube oil purchases. Margin and volume information for the year ended December 31, 1999 and the two month period ended December 31, 1998 is presented below:

                                                            YEAR ENDED                  TWO MONTHS ENDED
                                                         DECEMBER 31, 1999              DECEMBER 31, 1998
                                                     -------------------------     --------------------------
Margins (dollars in thousands):
   Crude oil transportation ...................      $   17,873            46%     $     2,787            51%
   Crude oil marketing ........................          12,065            31%           1,253            23%
   NGL transportation .........................           6,123            16%           1,062            19%
   Lubrication oil sales ......................           2,510             7%             382             7%
                                                     ----------      --------      -----------      ---------
        Total margin ..........................      $   38,571           100%     $     5,484           100%
                                                     ==========      ========      ===========      =========

Barrels per day:
   Crude oil transportation ...................          91,143                         90,963
   Crude oil marketing ........................         263,703                        278,176
   NGL transportation .........................          12,548                         11,919

Lubrication oil volume (total gallons): .......       8,891,056                      1,140,000

Margin per barrel:
   Crude oil transportation ...................      $    0.537                    $     0.504
   Crude oil marketing ........................      $    0.125                    $     0.071
   NGL transportation .........................      $    1.337                    $     1.515

Lubrication oil margin (per gallon): ..........      $    0.282                    $     0.335

     Year Ended December 31, 1999

         Net income contributed by the crude oil transportation and marketing segment totaled $10.9 million for the year ended December 31, 1999; comprised of $38.6 million of gross margin and $0.5 million of other income (primarily consists of interest income earned on cash investments), partially offset by $21.6 million of operating, general and administrative expenses (including operating fuel and power), $5.6 million of depreciation and amortization charges, $0.7 million of taxes - other than income and $0.2 million of interest expense.

         For the year ended December 31, 1999, crude oil transportation and NGL transportation contributed 46% and 16% of the margin, respectively, while crude oil marketing operations accounted for 31% of the margin. Operations of Lubrication Services LLC ("LSI") contributed $2.5 million, or 7%, of the margin for the year ended December 31, 1999. Operating, general and administrative expenses (including operating fuel and power) totaled $21.6 million, or 56% of the margin, during the year ended December 31, 1999. Depreciation and amortization expenses and taxes - other than income totaled $6.3 million, or 16% of the margin.

     Two Months Ended December 31, 1998

         Net income contributed by the crude oil transportation and marketing segment totaled $1.3 million for the two months ended December 31, 1998; comprised of $5.5 million of gross margin, offset by $3.2 million of operating, general and administrative expenses (including operating fuel and power), $0.9 million of depreciation and amortization charges, and $0.1 million of taxes - other than income.

         During the two months ended December 31, 1998, crude oil transportation and NGL transportation contributed 51% and 19% of the margin, respectively, while crude oil marketing operations accounted for 23% of the margin. Operations of LSI contributed $0.4 million, or 7%, of the margin for the two month period ended December 31, 1998. Operating, general and administrative expenses of the crude oil and NGLs transportation and marketing segment totaled $3.2 million, or 58% of the margin. Depreciation and amortization expenses and taxes - other than income totaled $1.0 million, or 18% of the margin.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the year ended December 31, 1999, totaled $103.1 million, comprised of $104.8 million of income before charges for depreciation and amortization, partially offset by $1.7 million of cash used for working capital changes. Net cash from operations for the year ended December 31, 1998, totaled $93.2 million, comprised of $80.3 million of income before the extraordinary loss on early extinguishment of debt and charges for depreciation and amortization, and $12.9 million of cash provided from working capital changes. The $14.6 million increase of cash used for working capital changes resulted primarily from timing of collections and payments related to crude oil marketing activity. Net cash from operations for the year ended December 31, 1997 totaled $83.6 million, which was comprised of $85.1 million of income before charges for depreciation and amortization, partially offset by $1.5 million of cash used for working capital changes. Net cash from operations includes interest payments of $30.7 million, $27.0 million and $33.6 million for each of the years ended 1999, 1998 and 1997, respectively.

         The Partnership routinely invests excess cash in liquid investments as part of its cash management program. Investments of cash in discounted commercial paper and Eurodollar time deposits with original maturities at date of purchase of 90 days or less are included in cash and cash equivalents. Short-term investments of cash consist of investment-grade corporate notes with maturities during 2000. Long-term investments are comprised of investment-grade corporate notes with varying maturities between 2001 and 2004. Interest income earned on all investments is included in cash from operations. Cash flows from investing activities included proceeds from investments of $6.3 million, $3.1 million and $25.0 million for each of the years ended 1999, 1998 and 1997, respectively. Cash flows from investing activities also included additional investments of $3.2 million, $0.7 million and $6.2 million for each of the years ended 1999, 1998 and 1997, respectively. Cash balances related to the investment of cash and proceeds from the investment of cash were $39.3 million, $57.2 million and $56.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

         Cash flows used in investing activities for the year ended December 31, 1999, included $77.4 million of capital expenditures and $2.3 million for the purchase of a 125-mile crude oil system in Southeast Texas. Capital expenditures during 1999 included $43.8 million of spending for on-going construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The cost of this project is expected to total approximately $75 million. The Partnership has entered into an agreement for turnkey construction of the pipelines and related facilities and has separately entered into agreements for guaranteed throughput commitments. The anticipated commencement date is the fourth quarter of 2000. Cash flows used in investing activities for the year ended December 31, 1998 included $40.0 million for the purchase price of the fractionation assets and related intangible assets, $23.4 million of capital expenditures and $2.0 million related to the acquisition of assets, partially offset by $0.5 million received from the sale of non-carrier assets. Cash flows used in investing activities for the year ended December 31, 1997 included $32.9 million of capital expenditures, partially offset by $1.4 million received from the sale of non-carrier assets and $1.0 million of insurance proceeds related to the replacement value of a 20-inch diameter auxiliary pipeline at the Red River in central Louisiana, which was damaged in 1994 and subsequently removed from service.

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

         The Partnership paid cash distributions of $69.3 million ($1.85 per Unit), $56.8 million ($1.75 per Unit), and $49.0 million ($1.55 per Unit) for each of the years ended December 31, 1999, 1998 and 1997, respectively. On January 14, 2000, the Partnership declared a cash distribution of $0.475 per Limited Partner Unit and Class B Unit for the quarter ended December 31, 1999. The distribution of $18.3 million was paid on February 4, 2000, to Unitholders of record on January 31, 2000.

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

         In connection with the purchase of fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank. Proceeds from the loan were received on April 21, 1998. The loan bears interest at a rate of 6.53%, which is payable quarterly. The principal balance of the loan is payable in full on April 21, 2001. The Products OLP is guarantor on the loan.

         On May 17, 1999, the Products OLP entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The loan agreement has a term of five years. SunTrust Bank is the administrator of the loan. At December 31, 1999, $25 million has been borrowed under the term loan agreement. Principal will be paid quarterly beginning in 2001. The interest rate for the $75 million term loan is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Interest is payable quarterly from the time of borrowing. The current interest rate for amounts outstanding under the term loan is 7.27%. Commitment fees for the term loan agreement totaled approximately $78,000 for the period from May 17, 1999 through December 31, 1999.

         On May 17, 1999, the Products OLP entered into a $25 million revolving credit agreement and TCO entered into a $30 million revolving credit agreement. SunTrust Bank is the administrative agent on both revolving credit agreements. The $25 million revolving credit agreement has a five year term and the $30 million revolving credit agreement has a three year term. The interest rate on both agreements is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Products OLP has not borrowed any amounts under the revolving credit facility. TCO had $3 million principal amount outstanding under its revolving credit agreement as of December 31, 1999. Commitment fees for the revolving credit agreements totaled approximately $83,000 for the period from May 17, 1999 through December 31, 1999.

         Each of the loan agreements with SunTrust Bank discussed above contains restrictive financial covenants that require the Operating Partnerships to maintain a minimum level of partners' capital as well as debt-to-earnings, interest coverage and capital expenditure coverage ratios. At December 31, 1999, the Operating Partnerships were in compliance with all financial covenants related to these loan agreements.

         In connection with the purchase of assets from a Duke Energy subsidiary by the Crude Oil OLP, Duke Capital, an affiliate of Duke Energy, agreed to guarantee the payment by the Crude Oil OLP under certain commercial contracts with third parties. Duke Capital will provide up to $100 million of guarantee credit to TCO and its subsidiaries for a period of three years from November 30, 1998. Pursuant to this agreement, the Partnership has agreed to pay Duke Capital a commitment fee of $100,000 per year.

         In March 2000, the Partnership, CMS Energy Corporation and Marathon Ashland Petroleum LLC announced an agreement to form a limited liability company that will own and operate an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each of the companies will own a one-third interest in the limited liability company. The Partnership's participation in this joint venture will replace its previously announced expansion plan to construct a new pipeline parallel to the Partnership's two existing pipelines from Beaumont, Texas, to Little Rock, Arkansas.

         The limited liability company will build a 70-mile, 24-inch diameter pipeline connecting the Partnership's facility in Beaumont, Texas, with the start of an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana, to Bourbon, Illinois. The pipeline, which has been named Centennial Pipeline, will pass through portions of seven states -- Texas, Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Illinois. CMS Panhandle Pipe Line Companies, which owns the existing 720-mile pipeline, has made a filing with the FERC to take the line out of natural gas service as part of the regulatory process. Conversion of the pipeline to refined products service is expected to be completed by the end of 2001. The Centennial Pipeline will intersect the Partnership's existing mainline near Lick Creek, Illinois, where a new two million barrel refined petroleum products storage terminal will be built.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.8 million at December 31, 1999 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

     Year 2000 Issues

         In 1997, the Company initiated a program to prepare the Partnership's process controls and business computer systems for the "Year 2000" issue. Process controls are the automated equipment including hardware and software systems which run operational activities. Business computer systems are the computer hardware and software used by the Partnership. The Partnership incurred approximately $5.6 million of expense from 1997 through 1999 related to the Year 2000 issue. The Partnership did not encounter any critical system application or hardware failures during the date roll over to the Year 2000, and has not experienced any disruptions of business activities as a result of Year 2000 failures encountered by customers, suppliers and service providers.

      Market and Regulatory Environment

         Tariff rates of interstate oil pipeline companies are currently regulated by the FERC, primarily through an index methodology, whereby a pipeline company is allowed to change its rates based on the change from year to year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates").

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

         In May 1999, the Products OLP filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. Such application is currently under review by the FERC. The FERC approved a request of the Products OLP waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Products OLP has agreed to refund, with interest, amounts collected after June 30, 1999, under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At December 31, 1999, the amount deferred for possible rate refunds, including interest, totaled approximately $0.8 million.

         In July 1999, certain shippers filed protests with the FERC on the Products OLP's application for Market Based Rates in four destination markets. The Partnership believes it will prevail in a competitive market determination in those destination markets under protest.

         Effective July 1, 1999, the Products OLP established Settlement Rates with certain shippers of LPGs under which the rates in effect on June 30, 1999, would not be adjusted for a period of either two or three years. Other LPGs transportation tariff rates were reduced pursuant to the PPI Index (approximately 1.83%), effective July 1, 1999. Effective July 1, 1999, the Products OLP canceled its tariff for deliveries of MTBE into the Chicago market area reflecting reduced demand for transportation of MTBE into such area. The MTBE tariffs were canceled with the consent of MTBE shippers and resulted in increased pipeline capacity and tankage available for other products.

     Other

         In February 2000, the Partnership and Louis Dreyfus Plastics Corporation ("Louis Dreyfus") announced a joint development alliance whereby the Partnership's Mont Belvieu petroleum liquids storage and transportation shuttle system assets will be marketed by Louis Dreyfus. The alliance will expand services to the upper Texas Gulf Coast energy marketplace. The alliance is a service-oriented, fee-based venture with no commodity trading.

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

         The Partnership mitigates exposure to commodity price fluctuations by maintaining a balanced position between crude oil purchases and sales. As a hedging strategy to manage crude oil price fluctuations, the Partnership enters into futures contracts on the New York Mercantile Exchange, and makes limited use of other derivative instruments. It is the Partnership's general policy not to acquire crude oil futures contracts or other derivative products for the purpose of speculating on price changes, however, the Partnership may take limited speculative positions to capitalize on crude oil price fluctuations. Any contracts held for trading purposes or speculative positions are accounted for using the mark-to-market method. Under this methodology, contracts are adjusted to market value, and the gains and losses are recognized in current period income. Risk management policies have been established by the Risk Management Committee to monitor and control these market risks. The Risk Management Committee is comprised of senior executives of the Partnership. Market risks associated with commodity derivatives were not material at December 31, 1999.

         At December 31, 1999, the Products OLP had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). Additionally, the Products OLP had a $38 million bank loan outstanding from SunTrust Bank. The SunTrust loan bears interest at a fixed rate of 6.53% and is payable in full in April 2001. At December 31, 1999, the estimated fair value of the Senior Notes and the SunTrust loan was approximately $356.0 million and $38.1 million, respectively.

         At December 31, 1999, the Products OLP had $25 million outstanding under a variable interest rate term loan and the Crude Oil OLP had $3 million outstanding under its revolving credit agreement. The interest rates for these credit facilities are based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Utilizing the balances of variable interest rate debt outstanding at December 31, 1999, and assuming market interest rates increase 1%, the potential annual increase in interest expense is approximately $0.3 million.

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

         William L. Thacker, age 54, was elected a director of the General Partner in 1992 and Chairman of the Board in October 1997. Mr. Thacker was elected President and Chief Operating Officer in September 1992 and Chief Executive Officer in January 1994. Prior to joining the Company, Mr. Thacker was President of Unocal Pipeline Company from 1986 until 1992.

         Fred J. Fowler, age 54, is Vice Chairman of the Board of the General Partner and is Chairman of the Compensation Committee. He was elected a director in November 1998. Mr. Fowler is group president, energy transmission of Duke Energy. Mr. Fowler joined PanEnergy in 1985 and served in a variety of positions in marketing, transportation and exchange. He was appointed group vice president of PanEnergy in 1996.

         Richard J. Osborne, age 49, was elected a director of the General Partner in October 1998. Mr. Osborne is executive vice president and chief financial officer of Duke Energy. He previously served as vice president and chief financial officer of Duke Energy from 1991 to 1997. Mr. Osborne joined Duke Energy in 1975.

         Jim W. Mogg, age 51, was elected a director of the General Partner in October 1997. Mr. Mogg is president and chief executive officer of Duke Energy Field Services, Inc. Mr. Mogg was previously president of Centana Energy Corporation and senior vice president for Panhandle Eastern Pipe Line Company. Mr. Mogg joined Panhandle Eastern Pipe Line Company in 1973.

         Ruth G. Shaw, age 52, was elected a director of the General Partner in December 1997. Ms. Shaw is executive vice president and chief administrative officer of Duke Energy. Ms. Shaw joined Duke Power Company in 1992 as vice president of corporate communications. In April 1994, she was elected senior vice president, corporate resources and chief administrative officer. Ms. Shaw is a director of First Union Corp. and Avado Brands, Inc.

         Carl D. Clay, age 67, is a director of the General Partner and a member of the Compensation and Audit Committees. He was elected in January 1995. Mr. Clay retired from Marathon Oil Company in 1994 after 33 years during which he served as director of transportation and logistics and president of Marathon Pipe Line Company.

         Derrill Cody, age 61, is a director of the General Partner having been elected in 1989. He is the Chairman of the Audit Committee and serves on the Compensation Committee of the General Partner. Mr. Cody is presently of counsel to McKinney and Stringer, which represents Duke Energy in certain matters. He is also an advisor to Duke Energy pursuant to a personal contract. Mr. Cody served as Chief Executive Officer of Texas Eastern Gas Pipeline Company from 1987 to 1989. Mr. Cody is also a director of Barrett Resources Corporation.

         John P. DesBarres, age 60, is a director of the General Partner, having been elected in May 1995. He is a member of the Compensation and Audit Committees. Mr. DesBarres was formerly chairman, president and chief executive officer of Transco Energy Company from 1992 to 1995. He joined Transco in 1991 as president and chief executive officer. Prior to joining Transco, Mr. DesBarres served as chairman, president and chief executive officer for Santa Fe Pacific Pipelines, Inc. from 1988 to 1991.

         Milton Carroll, age 50, was elected a director of the General Partner in November 1997 and is a member of the Compensation and Audit Committees. Mr. Carroll founded and has been president and chief executive officer of Instrument Products, Inc., a manufacturer of oil field tools and other precision products, since 1977. Mr. Carroll is a director of Reliant Energy, Ocean Energy Inc., and Blue Cross Blue Shield of Texas.

         Charles H. Leonard, age 51, is Senior Vice President, Chief Financial Officer and Treasurer of the General Partner. Mr. Leonard joined the Company in 1988 as Vice President and Controller. In November 1989, he was elected Vice President and Chief Financial Officer. He was elected Senior Vice President in March 1990, and Treasurer in October 1996.

         James C. Ruth, age 52, is Vice President, General Counsel and Secretary of the General Partner, having been elected in 1991. He was elected as Secretary in 1998. Mr. Ruth was Vice President and Assistant General Counsel of the General Partner from 1989 to 1991.

         Thomas R. Harper, age 59, is Vice President, Product Transportation and Refined Products Marketing of the General Partner. Mr. Harper joined the Company in 1987 as Director of Product Transportation, and was elected to his present position in 1988.

         David L. Langley, age 52, is Vice President, Business Development and LPG Services of the General Partner. Mr. Langley has been with the Company in various managerial positions since 1975 and was elected Vice President, LPG Business Center, in 1988. He was elected to his current position in 1990.

         Ernest P. Hagan, age 55, is Vice President, Operations, of the General Partner, having been elected in October 1996. Mr. Hagan was previously Director of Engineering and Right-of-Way from 1994 until October 1996, and from 1986 until 1994 he was Region Manager of the Southwest Region. Mr. Hagan joined the Company in 1971.

         Sharon S. Stratton, age 61, is Vice President, Human Resources of the General Partner, having been elected in January 1999. Ms. Stratton served as Director, Human Resources of the General Partner from 1992 to 1998. She previously served in a variety of human resource positions with PanEnergy. Ms. Stratton joined PanEnergy in 1976.

         J. Michael Cockrell, age 53, is Vice President of the General Partner, having been elected in January 1999. Mr. Cockrell also serves as President of TCO. He joined PanEnergy in 1987 and served in a variety of positions in supply and development, including president of Duke Energy Transport and Trading Company.

         William S. Dickey, age 42, is Vice President of the General Partner, having been elected in January 1999. Mr. Dickey also serves as Senior Vice President and Chief Financial Officer of TCO. He previously served as vice president and chief financial officer of Duke Energy Field Services from 1994 to 1998. Mr. Dickey joined PanEnergy in 1987.

         Based on information furnished to the Company and written representation that no other reports were required, to the Company's knowledge, all applicable Section 16(a) filing requirements were complied with during the year ended December 31, 1999, except that one such report covering one transaction in Limited Partner Units was filed late by J. Michael Cockrell.

ITEM 11. EXECUTIVE COMPENSATION

         The officers of the General Partner manage and operate the Partnership's business. The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership's operations, but instead reimburses the General Partner for the services of such persons.

         Directors of the General Partner who are neither officers nor employees of either the Company or Duke Energy receive a stipend of $15,000 per annum, $750 for attendance at each meeting of the Board of Directors, $750 for attendance at each meeting of a committee of the Board of Directors and reimbursement of expenses incurred in connection with attendance at a meeting of the Board of Directors or a committee of the Board of Directors. Each non-employee director who serves as chairman of a committee of the Board of Directors receives an additional stipend of $2,000 per annum. Effective September 1, 1999, non-employee directors may elect to defer payment of retainer and attendance fees until termination of service on the Board of Directors. Such deferral may be either 50% or 100% in either a fixed income investment account that is credited with annual interest (currently 7%) or an investment account based upon the market value of Limited Partner Units.

         Effective April 1, 1999, each quarter that a non-employee director continues to serve on the Board of Directors, such director will be credited with an amount equal to the market value of 62.5 Limited Partner Units and distribution equivalents on previously awarded amounts. In general, such amounts will not become distributable until the non-employee director terminates service on the Board of Directors. When a non-employee director terminates service on the Board of Directors, payment will be distributed to the director on the basis of the distribution schedule chosen by such director.

         Messrs. Thacker, Fowler, Mogg and Osborne and Ms. Shaw were not compensated for their services as directors, and it is not anticipated that any compensation for service as a director will be paid in the future to directors who are full-time employees of Duke Energy, the General Partner or any of their affiliates.

         The following table reflects cash compensation paid or accrued by the General Partner for the years ended December 31, 1999, 1998 and 1997, with respect to its Chief Executive Officer and the four most highly compensated executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM COMPENSATION
                                               ANNUAL COMPENSATION            OTHER         --------------------------
                                        ---------------------------------     ANNUAL          OPTION                      ALL OTHER
          NAME AND                                                BONUS    COMPENSATION      AWARDS (#)     PAYOUTS    COMPENSATION
     PRINCIPAL POSITION                   YEAR    SALARY ($)    ($) (2)       ($) (3)         (4) (5)        ($)(6)        ($) (7)
                                        -------   ----------   ----------   ------------    ------------   ----------- -------------

William L. Thacker ...................    1999      261,321      106,100        57,809         50,000        133,124        22,924
      Chairman, President and             1998      250,000       86,400        77,114         39,000        148,858        24,666
      Chief Executive Officer             1997      237,708       98,200        78,551          8,800        358,168        21,529

J. Michael Cockrell (1) ..............    1999      179,393       51,000        27,750         15,000             --        14,064
      Vice President

Charles H. Leonard ...................    1999      153,507       62,200            --         16,000         98,679        12,687
     Senior Vice President,               1998      149,333       39,200        14,820         12,000         95,331        13,406
     Chief Financial Officer              1997      145,750       52,000        29,985             --         25,444        12,960
     and Treasurer

William S. Dickey (1) ................    1999      149,423       42,000        16,650          9,000             --        10,599
     Vice President

James C. Ruth ........................    1999      142,344       57,600        28,904         16,000         60,741        11,738
     Vice President and                   1998      138,333       36,200        38,557         12,000         41,095        15,079
     General Counsel                      1997      134,333       46,000        39,276             --         27,901        14,968

-------------------

(1) Mr. Cockrell and Mr. Dickey were elected to their positions in January 1999. They were previously employed by DETTCO prior to the acquisition by the Partnership in November 1999.

(2) Amounts represent bonuses accrued during the year under the Management Incentive Compensation Plan ("MICP"). Payments under the MICP were made in the subsequent year.

(3) Amounts represent quarterly distribution equivalents under the terms of the Company's Long Term Incentive Compensation Plan ("LTICP") and Retention Incentive Compensation Plan ("RICP").

(4) Amounts represent awards pursuant to the Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan ("1994 LTIP") for Mr. Thacker, Mr. Leonard and Mr. Ruth. See "Compensation Pursuant to General Partner Plans" for further discussion of the 1994 LTIP.

(5) Amounts represent awards pursuant to the RICP for Mr. Cockrell and Mr. Dickey. See "Compensation Pursuant to General Partner Plans" for further discussion of the RICP.

(6) Amounts represent the value of redemptions under the 1996 amendment to the LTICP and credits earned to Performance Unit accounts and options exercised under the terms of 1994 LTIP. Also, for Mr. Thacker in 1997, amounts include crediting of phantom units awarded in a prior year under the terms of the LTICP.

(7) Includes (i) Company matching contributions under the Duke Energy Retirement Savings Plan, a funded, qualified, defined contribution retirement plan; (ii) Company matching contribution credits under the Duke Energy Corporation Executive Savings Plan, an unfunded, non qualified plan; and (iii) the imputed value of premiums paid by the Company for insurance on the Named Executive Officers' lives.

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

         On December 1, 1998, the Company entered into employment agreements with Ernest P. Hagan, Thomas R. Harper, David L. Langley, Charles H. Leonard and James C. Ruth. Additionally, effective January 1, 1999, the Company entered into employment agreements with Samuel N. Brown, J. Michael Cockrell, William S. Dickey and Sharon S. Stratton. The agreements may be terminated for death, disability or by the Company with or without cause. In the event one of the named executives' employment is terminated due to death or disability or by the Company for cause, such executive is entitled only to base salary earned through the date of termination. In the event of termination for any other reason, such executive is entitled to base salary earned through the date of termination plus a lump sum severance payment equal to two times such executive's base annual salary and two times the current target bonus approved under the MICP by the Compensation Committee. In the event that an executive is involuntarily terminated following a change in control, such executive is entitled to a lump sum severance payment equal to two times his base annual salary plus two times his current target bonus.

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

       Long Term Incentive Compensation Plan

         The LTICP provides key employees with an incentive award based upon the grant of phantom units. The LTICP is administered by the Committee, which has sole and absolute discretion to determine the amount of an award. The credit of phantom units under the terms of the LTICP is contingent upon minimum quarterly cash distributions ($0.275 per Unit) being made to the Unitholders and the General Partner. The Committee may also establish performance targets for crediting of phantom units. The award consists of phantom units with a total market value, as of the date of the award, that may not exceed 100% of the base salary of a participant. The phantom units are credited to each participant at the rate of 10% per year beginning on the first anniversary date of the award. A final credit of 60% of the phantom units awarded will occur on the fifth anniversary date of the award. The phantom units may be redeemed by a participant at any time following credit to a participant in accordance with terms and conditions prescribed by the Committee. The redemption price of the phantom units is based on the market value of a Limited Partner Unit as of the date of redemption. In the event of a change of control, all phantom units awarded to a participant will be redeemed. Each participant also receives a quarterly distribution equivalent in cash based upon a percentage of the distributions to the General Partner for such quarter. In 1995, the LTICP was amended to require annual redemptions, effective January 1, 1996, of 20% of the phantom units previously credited to each participant. On January 4, 2000, all remaining outstanding phantom units were redeemed. See Item 13, "Certain Relationships and Related Transactions.

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

       Retention Incentive Compensation Plan

         Effective January 1, 1999, the General Partner established the Retention Incentive Compensation Plan ("RICP") to provide key employees with an incentive award based upon the grant of phantom units. The RICP is administered by the Committee, which has sole and absolute discretion to determine the amount of an award. The Committee may also establish performance targets for crediting of phantom units. The phantom units are credited to each participant at the rate of 25% per year beginning on the first anniversary date of the award. The phantom units may be redeemed by a participant at any time following credit to a participant in accordance with terms and conditions prescribed by the Committee. The redemption price of the phantom units is based on the market value of a Limited Partner Unit as of the date of redemption. Each participant also receives a quarterly distribution equivalent on all phantom units awarded, until redemption of such phantom units.

      Phantom Unit Retention Plan

         Effective August 25, 1999, the General Partner established the Phantom Unit Retention Plan ("PURP") to provide non-executive officer key employees with an incentive award based upon the grant of phantom units. The PURP is administered by the Committee, which has sole and absolute discretion to determine the amount of an award. The phantom units are credited to each participant at the rate of 10% per year beginning on the first anniversary date of the award. A final credit of 60% of the phantom units awarded will occur on the fifth anniversary date of the award. The phantom units may be redeemed by a participant at any time following credit to a participant in accordance with terms and conditions prescribed by the Committee. The redemption price of the phantom units is based on the market value of a Limited Partner Unit as of the date of redemption. Each participant also receives a quarterly distribution equivalent on all phantom units awarded, until redemption of such phantom units.

         The following table shows all grants of unit options under the 1994 LTIP to the Named Executive Officers in 1999. No Stock appreciation rights
(SARs) were granted in 1999 nor were the exercise prices on unit options previously awarded under the 1994 LTIP amended or adjusted.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS
                   ---------------------------------------------------------------------
                                                                              GRANT DATE
                     NUMBER OF     PERCENT OF                                   VALUE
                     SECURITIES    TOTAL OPTIONS/                            -----------
                     UNDERLYING    SARS GRANTED     EXERCISE OR               GRANT DATE
                    OPTIONS/SARs   TO EMPLOYEES      BASE PRICE   EXPIRATION   PRESENT
                   GRANTED (1)(#)  IN FISCAL YEAR     ($/UNIT)      DATE      VALUE (2)$
                   --------------  --------------   -----------   ---------  -----------
Mr. Thacker ...       50,000           31               25.25      1/14/09   $  125,500
Mr. Leonard ...       16,000           10               25.25      1/14/09   $   40,160
Mr. Ruth ......       16,000           10               25.25      1/14/09   $   40,160

---------------------

(1) On January 14, 1999, Messrs. Thacker, Leonard and Ruth were granted options to purchase 50,000 Limited Partner Units, 16,000 Limited Partner Units and 16,000 Limited Partner Units, respectively, under the terms of the 1994 LTIP at an exercise price of $25.25 per Limited Partner Unit, which was the fair market value of a Limited Partner Unit on the date of grant. No Performance Units were granted in 1999.

(2) Based on the Black-Scholes option valuation model. The key input variables used in valuing the options were: risk-free interest rate based on 6-year Treasury strips - 4.7%; dividend yield - 7.6%; Unit price volatility - 23%. Expected dividend yield and price volatility was based on historical Limited Partner Unit data. No adjustments for non-transferability or risk of forfeiture were made. The actual value, if any, a grantee may realize will depend on the excess of the Limited Partner Unit price over the exercise price on the date the option is exercised, so that there is no assurance the value realized will be at or near the value estimated by the Black-Scholes model.

         The following table provides information concerning the unit options exercised under the 1994 LTIP by each of the Named Executive Officers during 1999 and the value of unexercised unit options under the 1994 LTIP to the Named Executive Officers as of December 31, 1999. The value assigned to each unexercised, "in the money" option is based on the positive spread between the exercise price of such option and the fair market value of a Limited Partner Unit on December 31, 1999. The fair market value is the average of the high and low prices of a Limited Partner Unit on that date as reported in The Wall Street Journal. In assessing the value, it should be kept in mind that no matter what theoretical value is placed on an option on a particular date, its ultimate value will be dependent on the market value of the Partnership's Limited Partner Unit price at a future date. The future value will depend in part on the efforts of the Named Executive Officers to foster the future success of the Partnership for the benefit of all Unitholders.

           AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES


                                                                                                      VALUE OF
                                                                                                     UNEXERCISED
                                                                    NUMBER OF SECURITIES            IN-THE MONEY
                                                                   UNDERLYING UNEXERCISED           OPTIONS/SARS
                                   SHARES                          OPTIONS/SARS AT FY-END           AT FY-END ($)
                                ACQUIRED ON          VALUE            (#) EXERCISABLE/              EXERCISABLE/
NAME                            EXERCISE (#)      REALIZED($)           UNEXERCISABLE (1)           UNEXERCISABLE
----------------------------   --------------    ------------      ----------------------          --------------
Mr. Thacker ................      3,402            $ 39,603             34,725/78,933               $ 82,759/ $  0
Mr. Leonard ................      7,366            $ 81,849              7,328/24,000               $ 19,136/ $  0
Mr. Ruth ...................      2,866            $ 29,096              12,726/24,000              $ 50,175/ $  0

-------------------------

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

PENSION PLAN

         From January 1, 1999, the Company's employees, along with employees of other Duke Energy affiliates, participated in either of two noncontributory, qualified, defined benefit retirement plans: the Retirement Cash Balance Plan or the Retirement Income Plan. The Retirement Income Plan ceased admitting new participants after December 31, 1998 and merged into the Retirement Cash Balance Plan on April 30, 1999. In addition, the Named Executive Officers participate in the Executive Cash Balance Plan, which is a noncontributory, non qualified, defined benefit retirement plan. A portion of the benefits earned in the Executive Cash Balance Plan is attributable to compensation in excess of the Internal Revenue Service annual compensation limit ($160,000 for 1999) and deferred compensation, as well as reductions caused by maximum benefit limitations that apply to qualified plans from the benefits that would otherwise be provided under the Retirement Cash Balance Plan and the Retirement Income Plan. Effective January 1, 1999 the Retirement Benefit Equalization Plan was established to restore benefit reductions caused by the maximum benefit limitations that apply to qualified plans from benefits that would otherwise be provided under the Retirement Cash Balance Plan and the Retirement Income Plan for eligible employees who do not participate in the Executive Cash Balance Plan. Benefits under the Retirement Cash Balance Plan, the Retirement Income Plan, the Executive Cash Balance Plan and the Retirement Benefit Equalization Plan are based on eligible pay, generally consisting of base pay, short term incentive pay, and lump-sum merit increases. The Retirement Cash Balance Plan, the Retirement Income Plan and the Retirement Benefit Equalization Plan exclude deferred compensation, other than deferrals pursuant to Sections 401(k) and 125 of the Internal Revenue Code.

         Under the cash balance benefit accrual formula that applies in determining benefits under the Retirement Income Plan and the Retirement Cash Balance Plan on and after January 1, 1999, an eligible employee's plan account receives a pay credit at the end of each month in which the employee remains eligible and receives eligible pay for services. The monthly pay credit is equal to a percentage of the employee's monthly eligible pay. The percentage depends on age added to completed years of services at the beginning of the year, as shown below:

                                                             MONTHLY PAY
                                                               CREDIT
AGE AND SERVICE                                              PERCENTAGE
                                                           ---------------
34 or less .............................................         4%
35 to 49 ...............................................         5%
50 to 64 ...............................................         6%
65 or more .............................................         7%

         The above monthly pay credit is increased by an additional 4% of any portion of eligible pay above the Social Security taxable wage base ($76,200 for 2000). However, for certain other employees of the Company, the monthly pay credit percentage is a flat 3% of eligible pay. Employee accounts also receive monthly interest credits on their balances. The rate of the interest credit is adjusted quarterly and equals the yield on 30-year U.S. Treasury Bonds during the third week of the last month of the previous quarter, subject to a minimum rate of 4% per year and a maximum rate of 9% per year.

         Prior to application of the cash balance formula, benefits for eligible employees were determined under other formulas. To transition from a prior formula to the new formula, an eligible employee's accrued benefit earned under the prior formula is preserved as a minimum, and the employee's plan account receives an opening balance derived from a variety of factors.

         Assuming that the Named Executive Officers continue in their present positions at their present salaries until retirement at age 65, their estimated annual pensions in a single life annuity form under the applicable plan(s) attributable to such salaries would be as follows: William L. Thacker, $157,779;
J. Michael Cockrell, $40,083; Charles H. Leonard, $103,965; William S. Dickey, $84,603; and James C. Ruth, $189,495. Such estimates were calculated assuming interest credits at a rate of 7% per annum and using a future Social Security taxable wage base equal to $76,200.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Owners.

         As of March 6, 2000, Duke Energy, through its ownership of the Company and other subsidiaries, owns 2,500,000 Limited Partner Units, representing 8.62% of the Limited Partner Units outstanding; and 3,916,547 Class B Units, representing 100% of the Class B Units, or 19.49% of the two classes of Units combined.

         (b) Security Ownership of Management

         The following table sets forth certain information, as of March 6, 2000, concerning the beneficial ownership of Limited Partner Units by each director and Named Executive Officer of the General Partner and by all directors and officers of the General Partner as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or officer of the General Partner owned beneficially, as of March 6, 2000, more than 1% of the Limited Partner Units outstanding at that date.

                                                                                     NUMBER OF
NAME                                                                                 UNITS (1)
----                                                                               -------------

Milton Carroll ..................................................................            500
Carl D. Clay (2) ................................................................          3,200
Derrill Cody ....................................................................         13,000
John P. DesBarres ...............................................................         20,000
Fred J. Fowler (3) ..............................................................          3,100
Jim W. Mogg (4) .................................................................          3,200
Richard J. Osborne ..............................................................          1,000
Ruth G. Shaw ....................................................................            900
William L. Thacker ..............................................................         32,968
J. Michael Cockrell .............................................................          4,000
William S. Dickey ...............................................................             --
Charles H. Leonard ..............................................................            406
James C. Ruth ...................................................................          3,643
All directors and officers (consisting of 19 people, including those named above)        127,352

------------------------

(1) Unless otherwise indicated, the persons named above have sole voting and investment power over the Units reported. Includes Units that the named person has the right to acquire within 60 days.

(2)      Includes 1,800 Units in wife's name.

(3)      Includes 200 Units owned by Mr. Fowler's son.

(4)      Includes 2,000 Units held in trust accounts for daughters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership is managed and controlled by the General Partner pursuant to the Partnership Agreements. Under the Partnership Agreements, the General Partner is reimbursed for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership. These expenses include salaries, fees and other compensation and benefit expenses of employees, officers and directors, insurance, other administrative or overhead expenses and all other expenses necessary or appropriate to conduct the Partnership's business. The costs allocated to the Partnership by the General Partner for administrative services and overhead totaled $2.1 million in 1999.

         The Partnership Agreements provide for incentive distributions payable to the General Partner out of the Partnership's Available Cash (as defined in the Partnership Agreements) in the event quarterly distributions to Unitholders exceed certain specified targets. In general, subject to certain limitations, if a quarterly distribution exceeds a target of $0.275 per Limited Partner Unit, the General Partner will receive incentive distributions equal to (i) 15% of that portion of the distribution per Limited Partner Unit which exceeds the minimum quarterly distribution amount of $0.275 but is not more than $0.325, plus (ii) 25% of that portion of the quarterly distribution per Limited Partner Unit which exceeds $0.325 but is not more than $0.45, plus (iii) 50% of that portion of the quarterly distribution per Limited Partner Unit which exceeds $0.45. During 1999, incentive distributions paid to the General Partner totaled $7.7 million.

         In connection with the formation of the Partnership in 1990, the Company received 2,500,000 Deferred Partnership Interests ("DPIs"). Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss. As of December 31, 1999, 94% of the DPIs have been converted into an equal number of Limited Partner Units, and the balance of such DPIs may be converted immediately prior to the sale of the DPIs by the Company. Pursuant to its Partnership Agreement, the Partnership has registered the resale of such Limited Partner Units with the Securities and Exchange Commission. Such Limited Partner Units may be sold from time to time on the New York Stock Exchange or otherwise at prices and terms then prevailing or in negotiated transactions. As of December 31, 1999, no such Limited Partner Units had been sold by the Company.

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

*10.7    Duke Energy Corporation Executive Savings Plan.

*10.8    Duke Energy Corporation Executive Cash Balance Plan.

*10.9    Duke Energy Corporation Retirement Benefit Equalization Plan.

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

10.18    Letter Agreement regarding Payment Guarantees of Certain Obligations of
         TCTM, L.P. between Duke Capital Corporation and TCTM, L.P., dated
         November 30, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO
         Partners, L.P. (Commission File No. 1-10403) for the year ended
         December 31, 1998 and incorporated herein by reference).

10.19    Form of Employment Agreement between the Company and Ernest P. Hagan,
         Thomas R. Harper, David L. Langley, Charles H. Leonard and James C.
         Ruth, dated December 1, 1998 (Filed as Exhibit 3.3 to Form 10-K of
         TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended
         December 31, 1998 and incorporated herein by reference).

10.20    Agreement Between Owner and Contractor between TE Products Pipeline
         Company, Limited Partnership and Eagleton Engineering Company, dated
         February 4, 1999 (Filed as Exhibit 10.21 to Form 10-Q of TEPPCO
         Partners, L.P. (Commission File No. 1-10403) for the quarter ended
         March 31, 1999 and incorporated herein by reference).


10.21    Services and Transportation Agreement between TE Products Pipeline
         Company, Limited Partnership and Fina Oil and Chemical Company, BASF
         Corporation and BASF Fina Petrochemical Limited Partnership, dated
         February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO
         Partners, L.P. (Commission File No. 1-10403) for the quarter ended
         March 31, 1999 and incorporated herein by reference).

10.22 Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.23    Texas Eastern Products Pipeline Company Retention Incentive
         Compensation Plan, effective January 1, 1999 (Filed as Exhibit 10.24 to
         Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.24    Credit Agreement between TE Products Pipeline Company, Limited
         Partnership, SunTrust Bank, Atlanta, and Certain Lenders, dated May 17,
         1999 (Filed as Exhibit 10.26 to Form 10-Q of TEPPCO Partners, L.P.
         (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.25 Credit Agreement between TEPPCO Crude Oil, LLC, SunTrust Bank, Atlanta, and Certain Lenders, dated May 17, 1999 (Filed as Exhibit 10.27 to Form
         10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.26    Second Amendment to Credit Agreement between TEPPCO Colorado, LLC,
         SunTrust Bank, Atlanta, and Certain Lenders, effective May 17, 1999
         (Filed as Exhibit 10.28 to Form 10-Q of TEPPCO Partners, L.P.
         (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.27    Form of Employment and Non-Compete Agreement between the Company and
         Samuel N. Brown, J. Michael Cockrell, William S. Dickey, and Sharon S.
         Stratton effective

         January 1, 1999 (Filed as Exhibit 10.29 to Form 10-Q of TEPPCO
         Partners, L.P. (Commission File No. 1-10403) for the quarter ended
         September 30, 1999 and incorporated herein by reference).


10.28    Texas Eastern Products Pipeline Company Non-employee Directors Unit
         Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to
         Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.29    Texas Eastern Products Pipeline Company Non-employee Directors Deferred
         Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.30 Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of
         TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

22.1     Subsidiaries of the Partnership (Filed as Exhibit 22.1 to the
         Registration Statement of TEPPCO Partners, L.P. (Commission File No.
         33-32203) and incorporated herein by reference).

*24      Power of Attorney.

*27      Financial Data Schedule as of and for the year ended December 31, 1999.

---------------

*        Filed herewith.

(b)      Reports on Form 8-K filed during the quarter ended December 31, 1999:

         None

                                   SIGNATURES

         TEPPCO Partners, L.P., pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TEPPCO Partners, L.P.
                                         --------------------------------------
                                                   (Registrant)
                                         (A Delaware Limited Partnership)

                                    By:  Texas Eastern Products Pipeline Company
                                         as General Partner

                                    By:  /s/ CHARLES H. LEONARD
                                         --------------------------------------
                                                  Charles H. Leonard,
                                         Senior Vice President, Chief Financial
                                                Officer and Treasurer
DATED: March 10, 2000

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

             SIGNATURE                                          TITLE                                     DATE
             ---------                                          -----                                     ----
        WILLIAM L. THACKER*              Chairman of the Board, President and Chief Executive             March 10, 2000
------------------------------------      Officer of Texas Eastern Products Pipeline Company
         William L. Thacker

         CHARLES H. LEONARD               Senior Vice President, Chief Financial Officer and              March 10, 2000
------------------------------------     Treasurer of Texas Eastern Products Pipeline Company
         Charles H. Leonard                  (Principal Accounting and Financial Officer)


          FRED J. FOWLER*                        Vice Chairman of the Board of Texas                      March 10, 2000
------------------------------------              Eastern Products Pipeline Company
           Fred J. Fowler

          MILTON CARROLL*                             Director of Texas Eastern                           March 10, 2000
------------------------------------                  Products Pipeline Company
           Milton Carroll

           CARL D. CLAY*                              Director of Texas Eastern                           March 10, 2000
------------------------------------                  Products Pipeline Company
            Carl D. Clay

           DERRILL CODY*                              Director of Texas Eastern                           March 10, 2000
------------------------------------                  Products Pipeline Company
            Derrill Cody

         JOHN P. DESBARRES*                           Director of Texas Eastern                           March 10, 2000
------------------------------------                  Products Pipeline Company
         John P. DesBarres

            JIM W. MOGG*                              Director of Texas Eastern                           March 10, 2000
------------------------------------                  Products Pipeline Company
            Jim W. Mogg

        RICHARD J. OSBORNE*                                                                               March 10, 2000
------------------------------------                  Director of Texas Eastern
         Richard J. Osborne                           Products Pipeline Company

           RUTH G. SHAW*
------------------------------------                  Director of Texas Eastern                           March 10, 2000
            Ruth G. Shaw                              Products Pipeline Company


* Signed on behalf of the Registrant and each of these persons:

         By:     /s/ CHARLES H. LEONARD
            ---------------------------------------
             (Charles H. Leonard, Attorney-in-Fact)

                        CONSOLIDATED FINANCIAL STATEMENTS
                            OF TEPPCO PARTNERS, L.P.

                          INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----
Independent Auditors' Report .........................................     F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998 .........     F-3

Consolidated Statements of Income for the years ended
   December 31, 1999, 1998 and 1997 ..................................     F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997 ..................................     F-5

Consolidated Statements of Partners' Capital for the years
   ended December 31, 1999, 1998 and 1997 ............................     F-6

Notes to Consolidated Financial Statements ...........................     F-7

                          INDEPENDENT AUDITORS' REPORT

To the Partners of TEPPCO Partners, L.P.:

     We have audited the accompanying consolidated balance sheets of TEPPCO Partners, L.P. as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TEPPCO Partners, L.P. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.



                                                                        KPMG LLP




Houston, Texas
January 14, 2000

                              TEPPCO PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                       DECEMBER 31,
                                                                              ---------------------------
                                                                                  1999           1998
                                                                              ------------   ------------

                                       ASSETS
Current assets:
   Cash and cash equivalents ..............................................   $     32,593   $     47,423
   Short-term investments .................................................          1,475          3,269
   Accounts receivable, trade .............................................        205,766        113,541
   Inventories ............................................................         16,766         17,803
   Other ..................................................................          6,409          3,909
                                                                              ------------   ------------
           Total current assets ...........................................        263,009        185,945
                                                                              ------------   ------------
Property, plant and equipment, at cost (Net of accumulated depreciation
   and amortization of $220,467 and $193,858) .............................        720,919        671,611
Investments ...............................................................          5,242          6,490
Intangible assets .........................................................         34,926         36,842
Other assets ..............................................................         17,277         16,031
                                                                              ------------   ------------
           Total assets ...................................................   $  1,041,373   $    916,919
                                                                              ============   ============

                      LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable and accrued liabilities ...............................   $    201,660   $    117,933
   Accounts payable, general partner ......................................          4,741          2,815
   Accrued interest .......................................................         13,297         13,039
   Other accrued taxes ....................................................          8,822          6,739
   Other ..................................................................         14,972          9,649
                                                                              ------------   ------------
           Total current liabilities ......................................        243,492        150,175
                                                                              ------------   ------------
Senior Notes ..............................................................        389,753        389,722
Other long-term debt ......................................................         66,000         38,000
Other liabilities and deferred credits ....................................          3,073          3,407
Minority interest .........................................................          3,429          3,393
Redeemable Class B Units held by related party ............................        105,859        105,036
Partners' capital (deficit):
   General partner's interest .............................................            657           (380)
   Limited partners' interests ............................................        229,110        227,566
                                                                              ------------   ------------
           Total partners' capital ........................................        229,767        227,186
                                                                              ------------   ------------
Commitments and contingencies
           Total liabilities and partners' capital ........................   $  1,041,373   $    916,919
                                                                              ============   ============


          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                                                                    YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------------
                                                                              1999             1998            1997
                                                                           ------------    ------------    ------------
Operating revenues:
   Sales of crude oil and petroleum products ...........................   $  1,692,767    $    214,463    $         --
   Transportation -- refined products ..................................        123,004         119,854         107,304
   Transportation -- LPGs ..............................................         67,701          60,902          79,371
   Transportation -- crude oil and NGLs ................................         11,846           3,392              --
   Mont Belvieu operations .............................................         12,849          10,880          12,815
   Other ...............................................................         26,716          20,147          22,603
                                                                           ------------    ------------    ------------
           Total operating revenues ....................................      1,934,883         429,638         222,093
                                                                           ------------    ------------    ------------

Costs and expenses:
   Purchases of crude oil and petroleum products .......................      1,666,042         212,371              --
   Operating, general and administrative ...............................         94,340          73,850          66,982
   Operating fuel and power ............................................         31,265          27,131          30,151
   Depreciation and amortization .......................................         32,656          26,938          23,772
   Taxes -- other than income taxes ....................................         10,490           9,382           9,638
                                                                           ------------    ------------    ------------
           Total costs and expenses ....................................      1,834,793         349,672         130,543
                                                                           ------------    ------------    ------------
           Operating income ............................................        100,090          79,966          91,550
Interest expense .......................................................        (31,563)        (29,784)        (33,707)
Interest capitalized ...................................................          2,133             795           1,478
Other income -- net ....................................................          2,196           2,908           2,604
                                                                           ------------    ------------    ------------
           Income before minority interest and loss on debt
             extinguishment.............................................         72,856          53,885          61,925
Minority interest ......................................................           (736)           (544)           (625)
                                                                           ------------    ------------    ------------
     Income before loss on debt extinguishment .........................         72,120          53,341          61,300
Extraordinary loss on debt extinguishment, net of  minority interest....             --         (72,767)             --
                                                                           ------------    ------------    ------------
          Net income (loss) ............................................   $     72,120    $    (19,426)   $     61,300
                                                                           ============    ============    ============

Net income (loss) allocated to Limited Partner Unitholders .............         55,349         (18,722)         56,560
Net income allocated to Class B Unitholder .............................          7,475           1,036              --
Net income (loss) allocated to General Partner .........................          9,296          (1,740)          4,740
                                                                           ------------    ------------    ------------
          Total Net Income Allocated ...................................   $     72,120    $    (19,426)   $     61,300
                                                                           ============    ============    ============

BASIC AND DILUTED INCOME (LOSS) PER LIMITED PARTNER AND CLASS B UNIT:
     Income before extraordinary loss on debt extinguishment ...........   $       1.91    $       1.61    $       1.95
     Extraordinary loss on debt extinguishment .........................             --           (2.21)             --
                                                                           ------------    ------------    ------------
          Net income (loss) ............................................   $       1.91    $      (0.60)   $       1.95
                                                                           ============    ============    ============

Weighted average Limited Partner and Class B Units outstanding: ........         32,917          29,655          29,000

          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                             1999            1998             1997
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss) .................................................   $     72,120    $    (19,426)   $     61,300
   Adjustments to reconcile net income to cash provided by
     operating activities:
      Depreciation and amortization ..................................         32,656          26,938          23,772
      Extraordinary loss on early extinguishment of debt .............             --          72,767              --
      Loss (gain) on sale of property, plant and equipment ...........             --            (356)            467
      Equity in loss of affiliate ....................................            393             189              --
      Increase in accounts receivable ................................        (92,225)        (93,715)         (1,500)
      Decrease (increase) in inventories .............................          1,037             493          (2,180)
      Decrease (increase) in other current assets ....................         (2,500)            264            (802)
      Increase in accounts payable and accrued expenses ..............         93,317         106,350           2,322
      Other ..........................................................         (1,728)           (289)            225
                                                                         ------------    ------------    ------------
           Net cash provided by operating activities .................        103,070          93,215          83,604
                                                                         ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from cash investments ....................................          6,275           3,105          25,040
   Purchases of cash investments .....................................         (3,235)           (748)         (6,180)
   Insurance proceeds related to damaged assets ......................             --              --           1,046
   Purchase of fractionator assets and related intangible assets .....             --         (40,000)             --
   Purchase of crude oil and NGL systems .............................         (2,250)         (1,989)             --
   Proceeds from the sale of property, plant and equipment ...........             --             525           1,377
   Capital expenditures ..............................................        (77,431)        (23,432)        (32,931)
                                                                         ------------    ------------    ------------
           Net cash used in investing activities .....................        (76,641)        (62,539)        (11,648)
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
   Principal payment, First Mortgage Notes ...........................             --        (326,512)        (13,000)
   Prepayment premium, First Mortgage Notes ..........................             --         (70,093)             --
   Issuance of Senior Notes ..........................................             --         389,694              --
   Debt issuance cost, Senior Notes ..................................             --          (3,651)             --
   Issuance of term loan .............................................         25,000          38,000              --
   Proceeds from revolving credit facility ...........................          8,000              --              --
   Repayments on revolving credit facility ...........................         (5,000)             --              --
   General partner's contributions ...................................             --           2,122              --
   Distributions .....................................................        (69,259)        (56,774)        (49,042)
                                                                         ------------    ------------    ------------
           Net cash used in financing activities .....................        (41,259)        (27,214)        (62,042)
                                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents .................        (14,830)          3,462           9,914
Cash and cash equivalents at beginning of period .....................         47,423          43,961          34,047
                                                                         ------------    ------------    ------------
Cash and cash equivalents at end of period ...........................   $     32,593    $     47,423    $     43,961
                                                                         ============    ============    ============

Non cash investing and financing activities:
  Fair value of crude oil and NGL systems purchased ..................   $         --    $    109,000              --
   Liabilities assumed ...............................................             --          (5,000)             --
   Issuance of Class B Units .........................................             --         104,000              --
Supplemental disclosure of cash flows:
   Interest paid during the year (net of capitalized interest) .......   $     28,625    $     26,179    $     32,084


          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)


                                                          GENERAL        LIMITED
                                                         PARTNER'S       PARTNERS'
                                                         INTEREST        INTERESTS         TOTAL
                                                       ------------    ------------    ------------

Partners' capital at December 31, 1996 .............   $      4,616    $    285,695    $    290,311
    1997 net income allocation .....................          4,740          56,560          61,300
    1997 cash distributions ........................         (3,596)        (44,951)        (48,547)
    Option exercises, net of Unit repurchases ......             --             (97)            (97)
                                                       ------------    ------------    ------------
Partners' capital at December 31, 1997 .............          5,760         297,207         302,967
    Capital contributions ..........................          1,051              --           1,051
    1998 net loss allocation .......................         (1,740)        (18,722)        (20,462)
    1998 cash distributions ........................         (5,451)        (50,750)        (56,201)
    Option exercises, net of Unit repurchases ......             --            (169)           (169)
                                                       ------------    ------------    ------------
Partners' capital (deficit) at December 31, 1998 ...           (380)        227,566         227,186
    1999 net income allocation .....................          9,296          55,349          64,645
    1999 cash distributions ........................         (8,259)        (53,650)        (61,909)
    Option exercises, net of Unit repurchases ......             --            (155)           (155)
                                                       ------------    ------------    ------------
Partners' capital at December 31, 1999 .............   $        657    $    229,110    $    229,767
                                                       ============    ============    ============


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

     During 1990, the Partnership completed an initial public offering of 26,500,000 Units representing Limited Partner Interests ("Limited Partner Units") at $10 per Unit. In connection with the formation of the Partnership, the Company received 2,500,000 Deferred Participation Interests ("DPIs"). Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss. As of December 31, 1999, 94% of the DPIs have been converted into an equal number of Limited Partner Units, and the balance of such DPIs may be converted immediately prior to the sale of the DPIs by the Company. Pursuant to its Partnership Agreement, the Partnership has registered the resale of such Limited Partner Units with the Securities and Exchange Commission. Such Limited Partner Units may be sold from time to time on the New York Stock Exchange or otherwise at prices and terms then prevailing or in negotiated transactions. As of December 31, 1999, no such Limited Partner Units had been sold by the Company.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                              TEPPCO PARTNERS, L.P.

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

REVENUE RECOGNITION

     Substantially all revenues of the Products OLP are derived from interstate and intrastate transportation of petroleum products, storage and terminaling of petroleum products, fractionation of natural gas liquids (effective March 31, 1998), and other ancillary services. Transportation revenues are recognized as products are delivered to customers. Storage revenues are recognized upon receipt of products into storage and upon performance of storage services. Terminaling revenues are recognized as products are out-loaded. Revenues from the sale of product inventory are recognized net of product cost when the products are sold. Fractionation revenues are recognized ratably over the contract year as products are delivered to DEFS.

     Revenues of the Crude Oil OLP are accrued at the time title to the product sold transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser, and purchases are accrued at the time title to the product purchased transfers to the Partnership's crude oil marketing company, TEPPCO Crude Oil, LLC ("TCO"), which typically occurs upon receipt of the product by TCO. Except for crude oil purchased from time to time as inventory, TCO's policy is to purchase only crude oil for which it has a market to sell and to structure their sales contracts so that crude oil price fluctuations do not materially affect the margin which they receive. As TCO purchases crude oil, it establishes a margin by selling crude oil for physical delivery to third party users or by entering into a future delivery obligation either physically or a futures contract on the New York Mercantile Exchange ("NYMEX"). Through these transactions, TCO seeks to maintain a position that is balanced between crude oil purchases and sales and future delivery obligations. However, certain basis risks (the risk that price relationships between delivery points, classes of products or delivery periods will change) cannot be completely hedged.

                              TEPPCO PARTNERS, L.P.

USE OF COMMODITY DERIVATIVES

     The Partnership, primarily through its Crude Oil OLP, manages its exposure from existing contractual commitments and commodity price risk through forward and futures contracts. For derivative contracts to qualify as a hedge, the price movements in the commodity derivative must be highly correlated with the underlying hedged commodity. Contracts that qualify as hedges and held for non-trading purposes are accounted for using the deferral method of accounting. Under this method, gains and losses are not recognized until the underlying physical transaction occurs. Deferred gains and losses related to such instruments are reported in the consolidated balance sheet as current assets or current liabilities. It is the Partnership's general policy not to acquire crude oil futures contracts or other derivative products for the purpose of speculating on price changes, however, the Partnership may take limited speculative positions to capitalize on crude oil price fluctuations. Contracts held for trading purposes are accounted for using the mark-to-market method. Under this methodology, contracts are adjusted to market value, and the gains and losses are recognized in current period income. The Partnership monitors open derivative positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposure. At December 31, 1999 and 1998, outstanding commodity derivative contracts held for trading purposes were not material.

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

CAPITALIZATION OF INTEREST

     The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The rate used to capitalize interest on borrowed funds was 7.01%, 7.02% and 10.09% for 1999, 1998 and 1997, respectively.

INCOME TAXES

     The Partnership is a limited partnership. As a result, the Partnership's income or loss for federal income tax purposes is included in the tax return of the individual partners, and may vary substantially from income or loss reported for financial reporting purposes. Accordingly, no recognition has been given to federal income taxes for the Partnership's operations. At December 31, 1999 and 1998, the Partnership's reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $293 million and $272 million, respectively.

                              TEPPCO PARTNERS, L.P.

CASH FLOWS

     For purposes of reporting cash flows, all liquid investments with maturities at date of purchase of 90-days or less are considered cash equivalents.

NET INCOME PER UNIT

     Basic net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Limited Partner Units and Class B outstanding (a total of 32.9 million Units for 1999, 29.7 million Units for 1998, and 29.0 million Units for 1997). The general partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each year (see Note 10). The general partner was allocated $9.3 million (representing 12.89%) of net income for the year ended December 31, 1999, $1.7 million (representing 8.96%) of the net loss for the year ended December 31, 1998, and $4.7 million (representing 7.73%) of net income for the year ended December 31, 1997.

     Diluted net income per Limited Partner Unit is similar to the computation of basic net income per Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For 1999, 1998 and 1997 the denominator was increased by 12,141 Units, 45,278 Units and 39,120 Units, respectively.

UNIT OPTION PLAN

     The Partnership follows the intrinsic value based method of accounting for its stock-based compensation plans (see Note 11). Under this method, the Partnership records no compensation expense for unit options granted when the exercise price of options granted is equal to the fair market value of the Units on the date of grant.

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires certain items such as foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments to be reported in a financial statement. As of December 31, 1999, 1998, and 1997, the Partnership's comprehensive income (loss) equaled its reported income (loss).

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137 to delay the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Partnership expects to adopt this standard effective January 1, 2001. The Partnership has not determined the impact of this statement on its financial condition and results of operations.

     In December 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 was effective for fiscal years beginning after December 15, 1998, and requires certain energy trading contracts to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The implementation of this consensus was immaterial to the Partnership.

                              TEPPCO PARTNERS, L.P.

NOTE 3.  ACQUISITIONS

     Effective March 31, 1998, TEPPCO Colorado, LLC ("TEPPCO Colorado"), a wholly-owned subsidiary of the Products OLP, purchased two fractionation facilities located in Weld County, Colorado, from Duke Energy Field Services, Inc. ("DEFS"), a wholly-owned subsidiary of Duke Energy. The transaction totaled approximately $40 million and was accounted for under the purchase method of accounting.

     Effective November 1, 1998, the Crude Oil OLP, through its wholly-owned subsidiary TEPPCO Crude Oil, LLC ("TCO"), acquired substantially all of the assets of Duke Energy Transport and Trading Company ("DETTCO") from Duke Energy for approximately $106 million. In consideration for such assets, Duke Energy received 3,916,547 Class B Limited Partnership Units ("Class B Units"). The Class B Units are substantially identical to the 29,000,000 Limited Partner Units, but they are not listed on the New York Stock Exchange. The Class B Units may be converted into Limited Partner Units upon approval by the Limited Partner Unitholders. The Company has the option to seek approval for the conversion of the Class B Units into Limited Partner Units; however, if such conversion is denied, the holder of the Class B Units will have the right to sell them to the Partnership at 95.5% of the market price of the Limited Partner Units at the time of sale. As a result of such option, the Class B Units were not included in partners' capital at December 31, 1999. Collectively, the Limited Partner Units and Class B Units are referred to as "Units." The acquisition of assets was accounted for under the purchase method of accounting. Accordingly, the results of the acquisition are included in the consolidated statements of income for periods from November 1, 1998.

     The following table presents the unaudited pro forma results of the Partnership as though the acquisitions of the fractionation facilities and the DETTCO assets occurred at January 1, 1997 (in thousands, except per Unit amounts).

                                                                       YEARS ENDED DECEMBER 31,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    ------------    ------------
Revenues ........................................................   $  1,412,929    $  1,430,451
Operating income ................................................         90,074         105,942
Income before extraordinary loss on debt extinguishment .........         62,781          73,197
Net Income (loss) ...............................................         (9,986)         73,197

Basic and diluted income per Unit before extraordinary item .....   $       1.71    $       2.05
Basic and diluted net income (loss) per Unit ....................   $      (0.28)   $       2.05

NOTE 4. RELATED PARTY TRANSACTIONS

     The Partnership has no employees and is managed by the Company. Pursuant to the Partnership Agreements, the Company is entitled to reimbursement of all direct and indirect expenses related to business activities of the Partnership (see Note 1).

     For 1999, 1998 and 1997, direct expenses incurred by the general partner in the amount of $49.6 million, $38.8 million and $38.2 million, respectively, were charged to the Partnership. Substantially all such costs related to payroll and payroll related expenses, which included $2.9 million, $1.0 million and $1.8 million of expense for incentive compensation plans for each of the years ended 1999, 1998 and 1997, respectively. The increase in direct expenses in 1999 from the prior years was primarily attributable to labor cost related to the addition of the Crude Oil OLP, effective November 1, 1998.

                              TEPPCO PARTNERS, L.P.

     For 1999, 1998 and 1997, expenses for administrative service and overhead allocated to the Partnership by the general partner (including Duke Energy and its affiliates) amounted to $2.1 million, $2.7 million and $2.7 million, respectively. Such costs incurred by the general partner included general and administrative costs related to business activities of the Partnership.

     Effective with the purchase of the fractionation facilities, TEPPCO Colorado and DEFS entered into a twenty-year Fractionation Agreement, under which TEPPCO Colorado receives a variable fee for all fractionated volumes delivered to DEFS. Revenues recognized from the fractionation facilities totaled $7.3 million for the year ended December 31, 1999, and $5.5 million for the period from April 1, 1998 through December 31, 1998. TEPPCO Colorado and DEFS also entered into a Operation and Maintenance Agreement, whereby DEFS operates and maintains the fractionation facilities. For these services, TEPPCO Colorado pays DEFS a set volumetric rate for all fractionated volumes delivered to DEFS. Expenses related to the Operation and Maintenance Agreement totaled $0.8 million for the year ended December 31, 1999, and $0.7 million from April 1, 1998 through December 31, 1998.

     Included with the DETTCO assets purchased effective November 1, 1998 was the 90-mile long Wilcox NGL Pipeline located along the Texas Gulf Coast. The Wilcox NGL Pipeline transports NGLs for DEFS from two of their processing plants and is currently supported by demand fees that are paid by DEFS through 2005. Such fees totaled $1.1 million for the year ended December 31, 1999 and $0.2 million for the two months ended December 31, 1998.

NOTE 5. INVESTMENTS

SHORT-TERM INVESTMENTS

     The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90-days or less are considered cash and cash equivalents. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. At December 31, 1999 and 1998, short-term investments consisted of $1.5 million and $3.3 million, respectively, of investment-grade corporate notes, with maturities at such date of less than one-year. The aggregate fair value of such securities approximates amortized cost at December 31, 1999 and 1998.

LONG-TERM INVESTMENTS

     At December 31, 1999 and 1998, the Partnership had $5.2 million and $6.5 million, respectively, invested in investment-grade corporate notes, which have varying maturities until 2004. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at December 31, 1999 and 1998.

                              TEPPCO PARTNERS, L.P.

NOTE 6. INVENTORIES

     Inventories are valued at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows:

                                                                                     DECEMBER 31,
                                                                             ---------------------------
                                                                                 1999           1998
                                                                             ------------   ------------
                                                                                   (IN THOUSANDS)
Gasolines ................................................................   $      3,270   $      4,224
Propane ..................................................................            223          1,503
Butanes ..................................................................            605          1,654
Fuel oil .................................................................            386            564
Crude oil ................................................................          6,627          2,886
Other products ...........................................................          2,301          3,306
Materials and supplies ...................................................          3,354          3,666
                                                                             ------------   ------------
           Total .........................................................   $     16,766   $     17,803
                                                                             ============   ============


     The costs of inventories did not exceed market values at December 31, 1999 and 1998.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

     Major categories of property, plant and equipment were as follows:

                                                                                     DECEMBER 31,
                                                                             ---------------------------
                                                                                 1999            1998
                                                                             ------------   ------------
                                                                                   (IN THOUSANDS)
Land and right of way ....................................................   $     54,240   $     53,901
Line pipe and fittings ...................................................        521,688        520,213
Storage tanks ............................................................        112,132        105,844
Buildings and improvements ...............................................          8,253          7,578
Machinery and equipment ..................................................        155,933        151,808
Construction work in progress ............................................         89,140         26,125
                                                                             ------------   ------------
           Total property, plant and equipment ...........................   $    941,386   $    865,469
           Less accumulated depreciation and amortization ................        220,467        193,858
                                                                             ------------   ------------
                Net property, plant and equipment ........................   $    720,919   $    671,611
                                                                             ============   ============

     Depreciation and amortization expense on property, plant and equipment was $30.7 million, $25.5 million and $23.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                              TEPPCO PARTNERS, L.P.

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

     At December 31, 1999, the estimated fair value of the Senior Notes was approximately $356.0 million. Market prices for recent transactions and rates currently available to the Partnership for debt with similar terms and maturities were used to estimate fair value.

OTHER LONG TERM DEBT

     In connection with the purchase of the fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank. Proceeds from the loan were received on April 21, 1998. TEPPCO Colorado paid interest to DEFS at a per annum rate of 5.75% on the amount of the total purchase price outstanding for the period from March 31, 1998 until April 21, 1998. The SunTrust loan bears interest at a rate of 6.53%, which is payable quarterly. The principal balance of the loan is payable in full on April 21, 2001. The Products OLP is guarantor on the loan. At December 31, 1999, the estimated fair value of the loan was approximately $38.1 million. Market prices for recent transactions and rates currently available to the Partnership for debt with similar terms and maturities were used to estimate fair value.

     On May 17, 1999, the Products OLP entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The loan agreement has a term of five years. SunTrust Bank is the administrator of the loan. At December 31, 1999, $25 million was outstanding under the term loan agreement. Principal will be paid quarterly as follows, with the remaining principal balance payable on May 17, 2004.

                    QUARTERLY PERIODS ENDING                           PAYMENT AMOUNT
                  ----------------------------                         --------------
                  June 2001 through March 2002                         $2.50 million
                  June 2002 through March 2003                         $3.75 million
                  June 2003 through March 2004                         $5.00 million

     The interest rate for the $75 million term loan is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Interest is payable quarterly from the time of borrowing. The interest rate for amounts outstanding under the term loan at December 31, 1999 was 7.27%. Commitment fees for the term loan totaled approximately $78,000 for the period from May 17, 1999 through December 31, 1999.

     Both the $38 million term loan and the $75 million term loan with SunTrust Bank contain restrictive financial covenants that require the Products OLP to maintain a minimum level of partners' capital as well as debt-to-earnings, interest coverage and capital expenditure coverage ratios. At December 31, 1999, the Products OLP was in compliance with all financial covenants related to these loan agreements.

                              TEPPCO PARTNERS, L.P.

WORKING CAPITAL FACILITIES

     On May 17, 1999, the Products OLP entered into a $25 million revolving credit agreement and TCO entered into a $30 million revolving credit agreement. SunTrust Bank is the administrative agent on both revolving credit agreements. The $25 million revolving credit agreement has a five year term and the $30 million revolving credit agreement has a three year term. The interest rate on both agreements is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Products OLP has not made any borrowings under this revolving credit facility. TCO had $3 million principal amount outstanding under its revolving credit agreement as of December 31, 1999. Commitment fees for the revolving credit agreements totaled approximately $83,000 for the period from May 17, 1999 through December 31, 1999.

     The revolving credit agreements with SunTrust Bank contain restrictive financial covenants that require the Products OLP and the Crude Oil OLP to maintain a minimum level of partners' capital as well as debt-to-earnings, interest coverage and capital expenditure coverage ratios. At December 31, 1999, the Operating Partnerships were in compliance with all financial covenants related to these loan agreements.

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

     The Partnership makes quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner in its sole discretion. Pursuant to the Partnership Agreement, the Company receives incremental incentive cash distributions on the portion that cash distributions on a per Unit basis exceed certain target thresholds as follows:

                              TEPPCO PARTNERS, L.P.

                                                                                                  GENERAL
                                                                              UNITHOLDERS         PARTNER
                                                                             --------------    -------------
Quarterly Cash Distribution per Unit:
   Up to Minimum Quarterly Distribution ($0.275 per Unit) .................             98%              2%
   First Target - $0.276 per Unit up to $0.325 per Unit ...................             85%             15%
   Second Target - $0.326 per Unit up to $0.45 per Unit ...................             75%             25%
   Over Second Target - Cash distributions greater than $0.45 per Unit ....             50%             50%

     The following table reflects the allocation of total distributions paid for the years ended December 31, 1999, 1998 and 1997 (in thousands, except per Unit amounts).

                                                                YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1999           1998           1997
                                                       ------------   ------------   ------------
Limited Partner Units ..............................   $     53,650   $     50,750   $     44,950
1% General Partner Interest ........................            609            513            454
General Partner Incentive ..........................          7,650          4,938          3,143
                                                       ------------   ------------   ------------
      Total Partners' Capital Cash Distributions ...         61,909         56,201         48,547
Class B Units ......................................          6,651             --             --
Minority Interest ..................................            699            573            495
                                                       ------------   ------------   ------------
      Total Cash Distributions Paid ................   $     69,259   $     56,774   $     49,042
                                                       ============   ============   ============

Total Cash Distributions Paid Per Unit .............   $       1.85   $       1.75   $       1.55
                                                       ============   ============   ============

     On February 4, 2000, the Partnership paid a cash distribution of $0.475 per Limited Partner Unit and Class B Unit for the quarter ended December 31, 1999. The fourth quarter 1999 cash distribution totaled $18.3 million.

NOTE 11. UNIT OPTION PLAN

     During 1994, the Company adopted the Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan ("1994 LTIP"). The 1994 LTIP provides key employees with an incentive award whereby a participant is granted an option to purchase Limited Partner Units together with a stipulated number of Performance Units. Under the provisions of the 1994 LTIP, no more than one million options and two million Performance Units may be granted. Each Performance Unit creates a credit to a participant's Performance Unit account when earnings exceed a threshold. When earnings for a calendar year (exclusive of certain special items) exceed the threshold, the excess amount is credited to the participant's Performance Unit account. The balance in the account may be used to exercise Limited Partner Unit options granted in connection with the Performance Units or may be withdrawn two years after the underlying options expire, usually 10 years from the date of grant. Under the agreement for such Limited Partner Unit options, the options become exercisable in equal installments over periods of one, two, and three years from the date of the grant. Options may also be exercised by normal means once vesting requirements are met. A summary of Performance Units and Limited Partner Unit options granted under the terms of the 1994 LTIP is presented below:

                                                           PERFORMANCE
                                                              UNITS           EARNINGS          EXPIRATION
                                                           OUTSTANDING       THRESHOLD             YEAR
                                                          --------------    ------------       -------------
Performance Unit Grants:
   1994 .................................................         80,000      $     1.00           2006
   1995 .................................................         70,000      $     1.25           2007
   1997 .................................................         11,000      $    1.875           2009

                              TEPPCO PARTNERS, L.P.

                                                             OPTIONS           OPTIONS               EXERCISE
                                                           OUTSTANDING       EXERCISABLE               RANGE
                                                          --------------    --------------       -----------------
Limited Partner Unit Options:
  Outstanding at December 31, 1996....................            93,298            32,294         $13.81 - $14.34
      Granted.........................................            11,100                --                  $21.66
      Became exercisable..............................                --            37,674         $13.81 - $14.34
      Exercised.......................................          (11,870)          (11,870)         $13.81 - $14.34
                                                          --------------    --------------
  Outstanding at December 31, 1997....................            92,528            58,098         $13.81 - $14.34
      Granted.........................................           111,000                --                  $25.69
      Became exercisable..............................                --            26,993         $13.81 - $21.66
      Exercised.......................................          (12,732)          (12,732)         $13.81 - $14.34
                                                          --------------    --------------
  Outstanding at December 31, 1998....................           190,796            72,359         $13.81 - $21.66
      Granted.........................................           162,000                --                  $25.25
      Became exercisable..............................                --            40,737         $21.66 - $25.69
      Exercised.......................................          (14,000)          (14,000)         $13.81 - $14.34
                                                          --------------    --------------
  Outstanding at December 31, 1999....................           338,796            99,096         $13.81 - $25.69
                                                          ==============    ==============

     As discussed in Note 2, the Partnership uses the intrinsic value method for recognizing stock-based expense. The exercise price of all options awarded under the 1994 LTIP equaled the market price of the Partnership's Units on the date of grant. Accordingly, no compensation was recognized at the date of grant. Had compensation expense been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," compensation expense related to option grants would have totaled $37,138, $93,771 and $226,152 during 1997, 1998 and 1999, respectively. Under the provisions of SFAS No. 123, the pro forma disclosures above include only the effects of Unit options granted by the Partnership subsequent to December 31, 1994. The disclosures as required by SFAS 123 are not representative of the effects on reported net income for future years as options vest over several years and additional awards may be granted in subsequent years.

     For purposes of determining compensation costs using the provisions of SFAS 123, the fair value of 1999, 1998 and 1997 option grants were determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were:

                                     1999             1998           1997
                                 ------------    ------------    ------------
Risk-free interest rate ......            4.7%            5.5%            6.3%
Dividend yield ...............            7.6%            7.8%            7.2%
Unit price volatility ........             23%             18%             18%
Expected option lives ........        6 years         6 years         5 years

NOTE 12. LEASES

     The Partnership utilizes leased assets in several areas of its operations. Total rental expense during 1999, 1998 and 1997 was $8.7 million, $4.8 million and $3.9 million, respectively. The minimum rental payments under the Partnership's various operating leases for the years 2000 through 2004 are $6.7 million, $6.2 million, $4.0 million, $3.3 million and $3.0 million, respectively. Thereafter, payments aggregate $5.9 million through 2007.

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

                              TEPPCO PARTNERS, L.P.

NOTE 13. EMPLOYEE BENEFITS

RETIREMENT PLANS

     The Company's employees are included with other affiliates of Duke Energy in a noncontributory, trustee-administered pension plan. Through December 31, 1998, the plan provided retirement benefits (i) for eligible employees of certain subsidiaries that are generally based on an employee's years of benefit accrual service and highest average eligible earnings, and (ii) for eligible employees of certain other subsidiaries under a cash balance formula. In 1998, a significant amount of lump sum payouts were made from the plan resulting in a settlement gain of $10 million. The Company's portion of this gain was $0.6 million. Effective January 1, 1999 the benefit formula for all eligible employees, was changed to a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon a percentage of current pay, which may vary with age and years of service, and current interest credits. The components of net pension benefit costs for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                           1999       1998       1997
                                                          -------    -------    -------
Service cost benefit earned during the year ...........   $ 1,651    $ 1,699    $ 1,509
Interest cost on projected benefit obligation .........     2,666      2,041      2,359
Expected return on plan assets ........................    (2,243)    (1,555)    (1,773)
Amortization of prior service cost ....................         2        (27)       (30)
Amortization of net transition (asset) liability ......        15         (5)        (3)
Recognized net actuarial loss .........................       285         --         --
Settlement gain .......................................        --       (554)        --
                                                          -------    -------    -------
      Net pension benefits costs ......................   $ 2,376    $ 1,599    $ 2,062
                                                          =======    =======    =======

      The assumptions affecting pension expense include:

                                                             1999    1998    1997
                                                             -----   -----   -----

Discount rate .........................................      7.50%   6.75%   7.25%
Salary increase .......................................      4.50%   4.67%   4.15%
Expected long-term rate of return on plan assets ......      9.25%   9.25%   9.25%

     Duke Energy also sponsors an employee savings plan which covers substantially all employees. Plan contributions on behalf of the Company of $2.2 million, $1.4 million and $1.4 million were expensed in 1999, 1998 and 1997, respectively.

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

     Duke Energy is using an investment account under section 401(h) of the Internal Revenue Code, a retired lives reserve (RLR) and multiple voluntary employees' beneficiary association (VEBA) trusts under section 501(c)(9) of the Internal Revenue Code to partially fund post retirement benefits. The 401(h) vehicles, which provide for tax deductions for contributions and tax-free accumulation of investment income, partially fund

                              TEPPCO PARTNERS, L.P.

postretirement health care benefits. The RLR, which has tax attributes similar to 401(h) funding, partially funds postretirement life insurance obligations. Certain subsidiaries use the VEBA trusts to partially fund accrued postretirement health care benefits and fund post retirement life insurance obligations. The components of net postretirement benefits cost for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                                           1999            1998           1997
                                                                       ------------    ------------    ------------

Service cost benefit earned during the year ........................   $        172    $        439    $        350
Interest cost on accumulated postretirement benefit obligation .....            500             796             703
Expected return on plan assets .....................................           (299)           (240)           (172)
Amortization of prior service cost .................................           (384)              3               4
Amortization of net transition liability ...........................            217             202             202
Recognized net actuarial loss ......................................             --             173              68
                                                                       ------------    ------------    ------------
      Net postretirement benefits costs ............................   $        206    $      1,373    $      1,155
                                                                       ============    ============    ============


       The assumptions affecting postretirement benefits expense include:


                                                             1999          1998          1997
                                                          ----------    ----------    ----------

Discount rate .........................................         7.50%         6.75%         7.25%
Salary increase .......................................         4.50%         4.67%         4.33%
Expected long-term rate of return on 401(h) assets ....         9.25%         9.25%         9.25%
Expected long-term rate of return on RLR assets .......         6.75%         6.75%         6.75%
Expected long-term rate of return on VEBA assets ......         9.25%         9.25%         9.25%
Assumed tax rate ......................................        39.60%        39.60%        39.60%

     For measurement purposes, a 5% weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 1999. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The below table indicates the effect on the total service and interest costs component and on the postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates in each future year (in thousands).

                                                                   1%            1%
                                                               INCREASE      DECREASE
                                                               ----------   ----------
Effect on total of service and interest cost components ....   $        9   $       (8)
Effect on postretirement benefit obligation ................   $      128   $     (108)

POSTEMPLOYMENT BENEFITS

     The Partnership accrues expense for certain benefits provided to former or inactive employees after employment but before retirement. During 1999, 1998 and 1997, the Partnership recorded $0.3 million, $0.5 million and $0.5 million, respectively, of expense for such benefits.

NOTE 14. CONTINGENCIES

     In the fall of 1999, the Company and the Partnership became involved in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana. In Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and Partnership), plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in such a manner which caused the materials to be released into the air, soil and water. They further contend that such release caused damages to the plaintiffs. In their Complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and

                              TEPPCO PARTNERS, L.P.

loss of consortium. Furthermore, the plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an Answer to the Complaint, denying the allegations, as well as various other motions. This case is in the early stages of discovery and is not covered by insurance. The Company is defending itself vigorously against this lawsuit. The Partnership cannot estimate the loss, if any, associated with this pending lawsuit.

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

     The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.8 million at December 31, 1999 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

     Tariff rates of interstate oil pipeline companies are currently regulated by the FERC, primarily through an index methodology, whereby a pipeline company is allowed to change its rates based on the change from year to year in the Producer Price Index for finished goods less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings ("Market Based Rates") or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates").

     In May 1999, the Products OLP filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. Such application is currently under review by the FERC. The FERC approved a request of the Products OLP waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Products OLP has agreed to refund, with interest, amounts collected after June 30, 1999, under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At December 31, 1999, the amount deferred for possible rate refunds, including interest, totaled approximately $0.8 million.

     In July 1999, certain shippers filed protests with the FERC on the Products OLP's application for Market Based Rates in four destination markets. The Partnership believes it will prevail in a competitive market determination in those destination markets under protest.

                              TEPPCO PARTNERS, L.P.

     Substantially all of the petroleum products transported and stored by the Partnership are owned by its customers. At December 31, 1999, the Partnership had approximately 12.8 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance it believes to be adequate to cover product losses through circumstances beyond its control.

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

     The Crude Oil OLP gathers, stores, transports and markets crude oil principally in Oklahoma, Texas and the Rocky Mountain region; operates two trunkline NGL pipelines in South Texas; and distributes lube oils and specialty chemicals to industrial and commercial accounts. The Crude Oil OLP's gathering, transportation and storage assets include approximately 2,400 miles of pipeline and 1.6 million barrels of storage.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies discussed above (see Note 2). The crude oil and NGLs transportation and marketing segment was added with the acquisition from DETTCO effective November 1, 1998. The acquisition was accounted for under the purchase method of accounting.

     The below table includes financial information by business segment for the years ended December 31, 1999 and 1998. Segment data has not been provided for the year ended December 31, 1997, as the Partnership operated as one business segment prior to November 1, 1998.

                                             PRODUCTS OLP    CRUDE OIL OLP   CONSOLIDATED
                                             ------------    ------------    ------------
1999                                                        (IN THOUSANDS)
Unaffiliated revenues ....................   $    230,270    $  1,704,613    $  1,934,883
Operating expenses, including power ......        113,768       1,688,369       1,802,137
Depreciation and amortization expense ....         27,109           5,547          32,656
                                             ------------    ------------    ------------
      Operating income ...................         89,393          10,697         100,090
Interest expense, net ....................        (29,212)           (218)        (29,430)
Other income, net ........................          1,046             414           1,460
                                             ------------    ------------    ------------
Net income ...............................   $     61,227    $     10,893    $     72,120
                                             ============    ============    ============

Identifiable assets ......................   $    721,797    $    319,576    $  1,041,373
Accounts receivable, trade ...............         22,358         183,408         205,766
Accounts payable and accrued liabilities .   $      7,412    $    194,248    $    201,660

                              TEPPCO PARTNERS, L.P.

                                             PRODUCTS       CRUDE OIL
                                               OLP              OLP       CONSOLIDATED
                                           ------------    ------------    ------------
1998                                                      (IN THOUSANDS)
Unaffiliated revenues ..................   $    211,783    $    217,855    $    429,638
Operating expenses, including power ....        107,102         215,632         322,734
Depreciation and amortization expense ..         26,040             898          26,938
                                           ------------    ------------    ------------
      Operating income .................         78,641           1,325          79,966
Interest expense, net...................        (28,982)             (7)        (28,989)
Other income, net ......................          2,343              21           2,364
                                           ------------    ------------    ------------
      Income before extraordinary item .         52,002           1,339          53,341
                                           ============    ============    ============

Identifiable assets ....................   $    694,636    $    222,283    $    916,919
Accounts receivable, trade .............         17,740          95,801         113,541
Accounts payable and accrued liabilities   $      8,513    $    109,420    $    117,933

NOTE 16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                  FIRST          SECOND           THIRD         FOURTH
                                                                 QUARTER         QUARTER         QUARTER        QUARTER
                                                               ------------    ------------    ------------   ------------
                                                                        (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
1999
Operating revenues .........................................   $    286,090    $    455,351    $    554,368   $    639,074
Operating income ...........................................         30,469          21,016          20,406         28,199
Net income .................................................         23,372          14,029          13,370         21,349
Basic and diluted income per Limited Partner
      and Class B Unit .....................................   $       0.64    $       0.38    $       0.32   $       0.57

1998 (1)
Operating revenues .........................................   $     50,205    $     51,560    $     54,229   $    273,644
Operating income ...........................................         19,514          18,929          19,722         21,801
Income before extraordinary item (2) .......................         13,155          12,546          12,734         14,906
Net income (loss) ..........................................   $    (59,612)   $     12,546    $     12,734   $     14,906
Basic and diluted income per Limited Partner and
      Class B Unit, before extraordinary item (2) (3) ......   $       0.41    $       0.39    $       0.39   $       0.42
Basic and diluted net income (loss) per Limited
      Partner and Class B Unit (3) .........................   $      (1.87)   $       0.39    $       0.39   $       0.42

----------------

(1) Per Unit amounts for 1998 have been adjusted to reflect the two-for-one split on August 10, 1998.

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

*10.7    Duke Energy Corporation Executive Savings Plan.

*10.8    Duke Energy Corporation Executive Cash Balance Plan.

*10.9    Duke Energy Corporation Retirement Benefit Equalization Plan.

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

10.15 First Amendment to Credit Agreement between TEPPCO Colorado, LLC, SunTrust Bank, Atlanta, and Certain Lenders, effective June 29, 1998 (Filed as Exhibit to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1998 and incorporated herein by reference).

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

10.18 Letter Agreement regarding Payment Guarantees of Certain Obligations of TCTM, L.P. between Duke Capital Corporation and TCTM, L.P., dated November 30, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.19 Form of Employment Agreement between the Company and Ernest P. Hagan, Thomas R. Harper, David L. Langley, Charles H. Leonard and James C. Ruth, dated December 1, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.20 Agreement Between Owner and Contractor between TE Products Pipeline Company, Limited Partnership and Eagleton Engineering Company, dated February 4, 1999 (Filed as Exhibit 10.21 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.21 Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.22 Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.23 Texas Eastern Products Pipeline Company Retention Incentive Compensation Plan, effective January 1, 1999 (Filed as Exhibit 10.24 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.24 Credit Agreement between TE Products Pipeline Company, Limited Partnership, SunTrust Bank, Atlanta, and Certain Lenders, dated May 17, 1999 (Filed as Exhibit 10.26 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.25 Credit Agreement between TEPPCO Crude Oil, LLC, SunTrust Bank, Atlanta, and Certain Lenders, dated May 17, 1999 (Filed as Exhibit 10.27 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.26 Second Amendment to Credit Agreement between TEPPCO Colorado, LLC, SunTrust Bank, Atlanta, and Certain Lenders, effective May 17, 1999 (Filed as Exhibit 10.28 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.27 Form of Employment and Non-Compete Agreement between the Company and Samuel N. Brown, J. Michael Cockrell, William S. Dickey, and Sharon S. Stratton effective

         January 1, 1999 (Filed as Exhibit 10.29 to Form 10-Q of TEPPCO
         Partners, L.P. (Commission File No. 1-10403) for the quarter ended
         September 30, 1999 and incorporated herein by reference).


10.28    Texas Eastern Products Pipeline Company Non-employee Directors Unit
         Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to
         Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.29    Texas Eastern Products Pipeline Company Non-employee Directors Deferred
         Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.30 Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of
         TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

21.1     Subsidiaries of the Partnership (Filed as Exhibit 22.1 to the
         Registration Statement of TEPPCO Partners, L.P. (Commission File No.
         33-32203) and incorporated herein by reference).

*24      Power of Attorney.

*27      Financial Data Schedule as of and for the year ended December 31, 1999.

---------------

* Filed herewith.