Form 10-Q
period 2000-03-31
TEPPCO PARTNERS LP
filed 2000-05-15
CIK 857644

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

         FOR THE QUARTER ENDED MARCH 31, 2000

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              TEPPCO PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       MARCH 31,      DECEMBER 31,
                                                                         2000             1999
                                                                     ------------     ------------
                                                                      (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents ....................................     $     45,045     $     32,593
  Short-term investments .......................................            1,475            1,475
  Accounts receivable, trade ...................................          243,273          205,766
  Inventories ..................................................           12,029           16,766
  Other ........................................................            6,997            6,409
                                                                     ------------     ------------
     Total current assets ......................................          308,819          263,009
                                                                     ------------     ------------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $227,985 and $220,467) ......          731,164          720,919
Investments ....................................................            5,241            5,242
Intangible assets ..............................................           34,448           34,926
Other assets ...................................................           17,078           17,277
                                                                     ------------     ------------
     Total assets ..............................................     $  1,096,750     $  1,041,373
                                                                     ============     ============

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities .....................     $    241,964     $    201,660
  Accounts payable, general partner ............................            4,398            4,741
  Accrued interest .............................................            6,735           13,297
  Other accrued taxes ..........................................            7,920            8,822
  Other ........................................................           12,331           14,972
                                                                     ------------     ------------
     Total current liabilities .................................          273,348          243,492
                                                                     ------------     ------------
Senior Notes ...................................................          389,761          389,753
Other long-term debt ...........................................           86,000           66,000
Other liabilities and deferred credits .........................            2,914            3,073
Minority interest ..............................................            3,488            3,429
Redeemable Class B Units held by related party .................          106,367          105,859
Partners' capital:
  General partner's interest ...................................            2,152              657
  Limited partners' interests ..................................          232,720          229,110
                                                                     ------------     ------------
     Total partners' capital ...................................          234,872          229,767
                                                                     ------------     ------------
     Total liabilities and partners' capital ...................     $  1,096,750     $  1,041,373
                                                                     ============     ============


          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                         THREE MONTHS      THREE MONTHS
                                                                             ENDED             ENDED
                                                                           MARCH 31,         MARCH 31,
                                                                             2000              1999
                                                                         ------------      ------------
Operating revenues:
  Sales of crude oil and petroleum products ........................     $    682,785      $    222,374
  Transportation - Refined products ................................           28,030            25,596
  Transportation - LPGs ............................................           23,117            26,595
  Transportation - Crude oil and NGLs ..............................            4,129             2,566
  Mont Belvieu operations ..........................................            4,471             2,897
  Other -  net .....................................................            8,160             6,062
                                                                         ------------      ------------
    Total operating revenues .......................................          750,692           286,090
                                                                         ------------      ------------

Costs and expenses:
  Purchases of crude oil and petroleum products ....................          677,413           216,697
  Operating, general and administrative ............................           24,234            21,213
  Operating fuel and power .........................................            7,513             6,893
  Depreciation and amortization ....................................            8,247             8,139
  Taxes - other than income taxes ..................................            2,518             2,679
                                                                         ------------      ------------
    Total costs and expenses .......................................          719,925           255,621
                                                                         ------------      ------------

     Operating income ..............................................           30,767            30,469

Interest expense ...................................................           (8,434)           (7,542)
Interest costs capitalized .........................................            1,010               142
Other income - net .................................................              782               541
                                                                         ------------      ------------

Income before minority interest ....................................           24,125            23,610
Minority interest ..................................................             (244)             (238)
                                                                         ------------      ------------

     Net income ....................................................     $     23,881      $     23,372
                                                                         ============      ============

Net income allocated to Limited Partner Unitholders ................     $     17,533      $     18,496
Net income allocated to Class B Unitholder .........................            2,368             2,497
Net income allocated to General Partner ............................            3,980             2,379
                                                                         ------------      ------------
     Total net income allocated ....................................     $     23,881      $     23,372
                                                                         ============      ============

Basic and diluted net income per Limited Partner and Class B Unit ..     $       0.60      $       0.64
                                                                         ============      ============

Weighted average Limited Partner and Class B Units outstanding .....           32,917            32,917

          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           THREE MONTHS      THREE MONTHS
                                                                               ENDED             ENDED
                                                                             MARCH 31,         MARCH 31,
                                                                               2000              1999
                                                                           ------------      ------------
Cash flows from operating activities:
  Net income .........................................................     $     23,881      $     23,372
  Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation and amortization ...................................            8,247             8,139
     Equity in loss (income) of affiliate ............................              (78)               74
     Decrease (increase) in accounts receivable, trade ...............          (37,507)           24,068
     Decrease (increase) in inventories ..............................            4,737            (1,577)
     Decrease (increase) in other current assets .....................             (588)            1,232
     Increase (decrease) in accounts payable and accrued expenses ....           29,856           (43,786)
     Other ...........................................................              222              (715)
                                                                           ------------      ------------
          Net cash provided by operating activities ..................           28,770            10,807
                                                                           ------------      ------------

Cash flows from investing activities:
  Proceeds from cash investments .....................................               --             3,000
  Purchases of cash investments ......................................               --            (1,235)
  Purchase of crude oil system .......................................               --            (2,250)
  Capital expenditures ...............................................          (18,013)          (11,851)
                                                                           ------------      ------------
          Net cash used in investing activities ......................          (18,013)          (12,336)
                                                                           ------------      ------------

Cash flows from financing activities:
  Proceeds from term loan ............................................           20,000                --
  Distributions ......................................................          (18,305)          (15,991)
                                                                           ------------      ------------
          Net cash provided by (used in) financing activities ........            1,695           (15,991)
                                                                           ------------      ------------

Net increase (decrease) in cash and cash equivalents .................           12,452           (17,520)

Cash and cash equivalents at beginning of period .....................           32,593            47,423
                                                                           ------------      ------------
Cash and cash equivalents at end of period ...........................     $     45,045      $     29,903
                                                                           ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest) ........     $     13,835      $     14,182
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

         On March 31, 2000, Texas Eastern Products Pipeline Company, a Delaware corporation and general partner of the Partnership and the Operating Partnerships, was reorganized into Texas Eastern Products Pipeline Company, LLC (the "Company" or "General Partner"), a Delaware limited liability company. Additionally on March 31, 2000, Duke Energy Corporation ("Duke Energy"), contributed its ownership of the General Partner to Duke Energy Field Services, LLC ("DEFS"). DEFS is a joint venture between Duke Energy and Phillips Petroleum Company. Duke Energy holds a majority interest in DEFS.

         The Company owns a 1% general partner interest in the Partnership and 1% general partner interest in each Operating Partnership. The Company, as general partner, performs all management and operating functions required for the Partnership pursuant to the Agreements of Limited Partnership of TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership and TCTM, L.P. (the "Partnership Agreements"). The General Partner is reimbursed by the Partnership for all reasonable direct and indirect expenses incurred in managing the Partnership.

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of March 31, 2000, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of results of operations for the full year 2000. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts from the prior year have been reclassified to conform to current presentation.

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

         Basic net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Limited Partner and Class B Units outstanding (a total of 32,916,547 Units as of March 31, 2000 and 1999). The General Partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 6. Cash Distributions). The General Partner was allocated $4.0 million (representing 16.67%) and $2.4 million (representing 10.18%) of net income for the three months ended March 31, 2000, and 1999, respectively.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)

         Diluted net income per Unit is similar to the computation of basic net income per Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For the quarters ended March 31, 2000 and 1999, the denominator was increased by 19,457 Units and 28,572 Units, respectively.

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

NOTE 3. INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash equivalents. At March 31, 2000, short-term investments included $1.5 million of investment-grade corporate notes, which mature within one year. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at March 31, 2000.

LONG-TERM INVESTMENTS

         At March 31, 2000, the Partnership had $5.2 million invested in investment-grade corporate notes, which have varying maturities through 2004. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at March 31, 2000.

NOTE 4. INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                                             MARCH 31,      DECEMBER 31,
                                                               2000             1999
                                                           ------------     ------------

    Gasolines ........................................     $      1,532     $      3,270
    Propane ..........................................              168              223
    Butanes ..........................................               58              605
    Fuel oil .........................................              200              386
    Crude oil ........................................            4,528            6,627
    Other products ...................................            2,075            2,301
    Materials and supplies ...........................            3,468            3,354
                                                           ------------     ------------
              Total ..................................     $     12,029     $     16,766
                                                           ============     ============

         The costs of inventories were lower than market at March 31, 2000, and December 31, 1999.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


NOTE 5. LONG TERM DEBT

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

OTHER LONG TERM DEBT

         In connection with the purchase of fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank ("SunTrust"). The SunTrust loan bears interest at a rate of 6.53%, which is payable quarterly. The principal balance of the loan is payable in full on April 21, 2001. The Products OLP is guarantor on the loan.

         On May 17, 1999, the Products OLP entered into a $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The loan agreement has a term of five years. SunTrust is the administrator of the loan. At March 31, 2000, $45 million was outstanding under the term loan agreement. Principal will be paid quarterly as follows, with the remaining principal balance payable on May 17, 2004.

          QUARTERLY PERIODS ENDING               PAYMENT AMOUNT
          ------------------------               --------------
        June 2001 through March 2002             $2.50 million
        June 2002 through March 2003             $3.75 million
        June 2003 through March 2004             $5.00 million

         The interest rate for the $75 million term loan is based on the borrower's option of either SunTrust's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Interest is payable quarterly from the time of borrowing. The weighted average interest rate for amounts outstanding under the term loan at March 31, 2000 was 7.36%.

         Both the $38 million term loan and the $75 million term loan with SunTrust contain restrictive financial covenants that require the Products OLP to maintain a minimum level of partners' capital as well as debt-to-earnings, interest coverage and capital expenditure coverage ratios. At March 31, 2000, the Products OLP was in compliance with all financial covenants related to these loan agreements.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


WORKING CAPITAL FACILITIES

         On May 17, 1999, the Products OLP entered into a $25 million revolving credit agreement and TEPPCO Crude Oil, LLC ("TCO") entered into a $30 million revolving credit agreement. SunTrust is the administrative agent on both revolving credit agreements. The $25 million revolving credit agreement has a five year term and the $30 million revolving credit agreement has a three year term. The interest rate on both agreements is based on the borrower's option of either SunTrust's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. Interest rates are adjusted monthly, bimonthly, quarterly or semi-annually. The Products OLP has not made any borrowings under this revolving credit facility. TCO had $3 million principal amount outstanding under its revolving credit agreement as of March 31, 2000.

         The revolving credit agreements with SunTrust contain restrictive financial covenants that require the Products OLP and the Crude Oil OLP to maintain a minimum level of partners' capital as well as debt-to-earnings, interest coverage and capital expenditure coverage ratios. At March 31, 2000, the Operating Partnerships were in compliance with all financial covenants related to these loan agreements.

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

                                                                                                         GENERAL
                                                                                       UNITHOLDERS       PARTNER
                                                                                       -----------       -------
    Quarterly Cash Distribution per Unit:
       Up to Minimum Quarterly Distribution ($0.275 per Unit) .................             98%              2%
       First Target - $0.276 per Unit up to $0.325 per Unit ...................             85%             15%
       Second Target - $0.326 per Unit up to $0.45 per Unit ...................             75%             25%
       Over Second Target - Cash distributions greater than $0.45 per Unit ....             50%             50%

         The following table reflects the allocation of total distributions paid for the quarters ended March 31, 2000 and 1999 (in thousands, except per Unit amounts).

                                                                                     QUARTER ENDED MARCH 31,
                                                                                    -------------------------
                                                                                       2000           1999
                                                                                    ----------     ----------

    Limited Partner Units .....................................................     $   13,775     $   13,050
    1% General Partner Interest ...............................................            158            144
    General Partner Incentive .................................................          2,327          1,467
                                                                                    ----------     ----------
          Total Partners' Capital Cash Distributions ..........................         16,260         14,661
    Class B Units .............................................................          1,860          1,169
    Minority Interest .........................................................            185            161
                                                                                    ----------     ----------
          Total Cash Distributions Paid .......................................     $   18,305     $   15,991
                                                                                    ==========     ==========

    Total Cash Distributions Paid Per Unit ....................................     $    0.475     $    0.450
                                                                                    ==========     ==========

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


         The above table includes the fourth quarter 1998 pro rata cash distribution paid on February 5, 1999, to the Class B Limited Partner Units for the 61-day period from the issuance on November 1, 1998. On April 14, 2000, the Partnership declared a cash distribution of $0.50 per Limited Partner Unit and Class B Unit for the quarter ended March 31, 2000. The distribution was paid on May 5, 2000, to Unitholders of record on April 28, 2000. The distribution increase to $0.50 per Unit increases the quarterly distribution payment to approximately $20.0 million, which includes the General Partner incentive distribution.

NOTE 7. SEGMENT DATA

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

         The below table includes interim financial information by business segment as of and for the quarters ended March 31, 2000 and 1999 (in thousands):

                                                    PRODUCTS         CRUDE OIL
2000                                                  OLP               OLP           CONSOLIDATED
----                                              ------------      ------------      ------------

Unaffiliated revenues .......................     $     63,778      $    686,914      $    750,692
Operating expenses, including power .........           28,657           683,021           711,678
Depreciation and amortization expense .......            6,783             1,464             8,247
                                                  ------------      ------------      ------------
      Operating income ......................           28,338             2,429            30,767
Interest expense, net .......................           (7,310)             (114)           (7,424)
Other income, net ...........................              393               145               538
                                                  ------------      ------------      ------------
      Net income ............................     $     21,421      $      2,460      $     23,881
                                                  ============      ============      ============

Identifiable assets .........................     $    737,111      $    359,639      $  1,096,750

Accounts receivable, trade ..................           15,949           227,324           243,273

Accounts payable and accrued liabilities ....     $      7,188      $    234,776      $    241,964

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


                                                    PRODUCTS         CRUDE OIL
1999                                                  OLP               OLP           CONSOLIDATED
----                                              ------------      ------------      ------------

Unaffiliated revenues .......................     $     61,150      $    224,940      $    286,090
Operating expenses, including power .........           26,189           221,293           247,482
Depreciation and amortization expense .......            6,763             1,376             8,139
                                                  ------------      ------------      ------------
      Operating income ......................           28,198             2,271            30,469
Interest expense, net .......................           (7,394)               (6)           (7,400)
Other income, net ...........................              187               116               303
                                                  ------------      ------------      ------------
      Net income ............................     $     20,991      $      2,381      $     23,372
                                                  ============      ============      ============

Identifiable assets .........................     $    690,819      $    187,616      $    878,435

Accounts receivable, trade ..................           18,686            70,787            89,473

Accounts payable and accrued liabilities ....     $      5,702      $     76,750      $     82,452

NOTE 8. CONTINGENCIES

         In the fall of 1999, the Company and the Partnership became involved in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana. In Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and Partnership), plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their Complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. Furthermore, the plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an Answer to the Complaint, denying the allegations, as well as various other motions. This case is in the early stages of discovery and is not covered by insurance. The Company is defending itself vigorously against this lawsuit. The Partnership cannot estimate the loss, if any, associated with this pending lawsuit.

         The Partnership is involved in various other claims and legal proceedings incidental to its business. In the opinion of management, these claims and legal proceedings will not have a material adverse effect on the Partnership's consolidated financial position, results of operations or cash flows.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $1.2 million at March 31, 2000 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         In May 1999, the Products OLP filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. Such application is currently under review by the FERC. The FERC approved a request of the Products OLP waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Products OLP has agreed to refund, with interest, amounts collected after June 30, 1999, under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At March 31, 2000, the amount deferred for possible rate refunds, including interest, totaled approximately $1.2 million.

         In July 1999, certain shippers filed protests with the FERC on the Products OLP's application for Market Based Rates in four destination markets. The Partnership believes it will prevail in a competitive market determination in those destination markets under protest.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At March 31, 2000, the Partnership had approximately 10.4 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

NOTE 9. CURRENT DEVELOPMENTS

         In March 2000, the Partnership, CMS Energy Corporation and Marathon Ashland Petroleum LLC announced an agreement to form a limited liability company that will own and operate an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each of the companies will own a one-third interest in the limited liability company. The Partnership's participation in this joint venture is in lieu of its previously announced expansion plan to construct a new pipeline from Beaumont, Texas, to Little Rock, Arkansas. The Partnership recognized $0.9 million of expense in March 2000 to write-off project evaluation costs related to the abandoned construction plan.

         The limited liability company will build a 70-mile, 24-inch diameter pipeline connecting the Partnership's facility in Beaumont, Texas, with the start of an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana, to Bourbon, Illinois. The pipeline, which has been named Centennial Pipeline, will pass through portions of Texas, Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Illinois. CMS Panhandle Pipe Line Companies, which owns the existing 720-mile pipeline, has made a filing with the FERC to take the line

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


out of natural gas service as part of the regulatory process. Conversion of the pipeline to refined products service is expected to be completed by the end of 2001. The Centennial Pipeline will intersect the Partnership's existing mainline near Lick Creek, Illinois, where a new two million barrel refined petroleum products storage terminal will be built.

         In May 2000, the Company signed a definitive agreement to acquire certain assets of ARCO Pipe Line Company ("ARCO"), a wholly owned subsidiary of Atlantic Richfield Company, for $318.5 million. The purchase includes ARCO's interest in a crude oil transportation pipeline from the Texas Gulf Coast to Cushing, Oklahoma, Mid-continent crude distribution services, and crude oil terminal facilities. This purchase agreement replaced a previously announced definitive agreement signed in March 2000 to acquire the stock of ARCO for $355 million, which included ARCO's interest in a refined products transportation pipeline from the Texas Gulf Coast to Cushing. The transaction is expected to be accounted for under the purchase method for accounting purposes. The purchase is expected to close during the second quarter of 2000, however, it is contingent upon the satisfaction of regulatory requirements. The Company is currently evaluating financing alternatives of the purchase, including external borrowing and the issuance of additional limited partner Units.

         Under the proposed transaction, the Company will acquire ARCO's 50-percent ownership interest in Seaway Pipeline Company's ("Seaway") 500-mile, 30-inch diameter pipeline that carries mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing. The line has a capacity of 350,000 barrels per day. The Partnership will assume ARCO's role as operator of Seaway. The Company will also acquire: (i) ARCO's crude oil terminal facilities in Cushing and Midland, Texas, including the line transfer and pumpover business at each location; (ii) an undivided ownership interest in both the Rancho Pipeline, a 400-mile, 24-inch diameter, crude oil pipeline from West Texas to Houston, and the Basin Pipeline, a 416-mile, crude oil pipeline running from Jal, New Mexico, through Midland to Cushing, both of which will be operated by another joint owner; and (iii) the receipt and delivery pipelines known as the West Texas Trunk System, which is located around the Midland terminal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following information is provided to facilitate increased understanding of the 2000 and 1999 interim consolidated financial statements and accompanying notes presented in Item 1. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial position. Discussion included in "Other Matters" addresses key trends, future plans and contingencies. Throughout these discussions, management addresses items that are reasonably likely to materially affect future liquidity or earnings.

         Through its ownership of the Products OLP and the Crude Oil OLP, the Partnership operates in two industry segments: refined products and LPGs transportation, and crude oil and NGLs transportation and marketing. The Partnership's reportable segments offer different products and services and are managed separately because each requires different business strategies.

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

         The Crude Oil OLP segment is involved in the transportation, aggregation and marketing of crude oil, NGLs, lube oils and specialty chemicals. Revenues are earned from the gathering, storage, transportation and marketing of crude oil, NGLs, lube oils and specialty chemicals principally in Oklahoma, Texas and the Rocky Mountain region. Marketing operations consist primarily of purchasing and aggregating crude oil along its and third party gathering and pipeline systems and arranging the necessary logistics for the ultimate sale of crude oil to local refineries, marketers or other end users.

RESULTS OF OPERATIONS

         Summarized below is financial data by business segment (in thousands):

                                                               QUARTER ENDED MARCH 31,
                                                            -----------------------------
                                                                2000             1999
                                                            ------------     ------------
Operating revenues:
    Refined Products and LPGs Transportation ..........     $     63,778     $     61,150
    Crude Oil and NGLs Transportation and Marketing ...          686,914          224,940
                                                            ------------     ------------
       Total operating revenues .......................          750,692          286,090
                                                            ------------     ------------

Operating income:
   Refined Products and LPGs Transportation ...........           28,338           28,198
   Crude Oil and NGLs Transportation and Marketing ....            2,429            2,271
                                                            ------------     ------------
       Total operating income .........................           30,767           30,469
                                                            ------------     ------------

Net income:
    Refined Products and LPGs Transportation ..........           21,421           20,991
    Crude Oil and NGLs Transportation and Marketing ...            2,460            2,381
                                                            ------------     ------------
      Total net income ................................     $     23,881     $     23,372
                                                            ------------     ------------

         For the quarter ended March 31, 2000, the Partnership reported net income of $23.9 million, compared with net income of $23.4 million for the first quarter of 1999. The $0.5 million increase in net income resulted primarily from a $2.6 million increase in operating revenues of the refined products and LPGs transportation segment and a $1.3 million increase in margin contributed by the crude oil and NGLs transportation and marketing segment. These increases were partially offset by a $3.0 million increase in operating, general and administrative expenses and a $0.6 million increase in operating fuel and power expense. See discussion below of factors affecting net income for the comparative periods by business segment.

REFINED PRODUCTS AND LPGS TRANSPORTATION SEGMENT

   Volume and average tariff information for 2000 and 1999 is presented below:

                                                                        QUARTER ENDED
                                                                          MARCH 31,                 PERCENTAGE
                                                              --------------------------------       INCREASE
                                                                  2000                1999          (DECREASE)
                                                              ------------        ------------     ------------
         VOLUMES DELIVERED
         (in thousands of barrels)
               Refined products                                     29,613              28,155                5%
               LPGs                                                 11,693              13,172              (11%)
               Mont Belvieu operations                               7,072               6,885                3%
                                                              ------------        ------------     ------------
                   Total                                            48,378              48,212               --
                                                              ============        ============     ============

         AVERAGE TARIFF PER BARREL
               Refined products                               $       0.95(a)     $       0.91                4%
               LPGs                                                   1.98                2.02               (2%)
               Mont Belvieu operations                                0.16                0.16               --
                   Average system tariff per barrel           $       1.08        $       1.11               (3%)
                                                              ============        ============     ============

        (a)  Net of amounts deferred related to potential refund obligation.


         Refined products transportation revenues increased $2.4 million for the quarter ended March 31, 2000, compared with the prior-year quarter, as a result of a 5% increase in volumes delivered and a 4% increase in the refined products average tariff per barrel. The increase in volumes delivered was primarily attributable to increased deliveries of motor fuel in the upper Midwest due to favorable Gulf Coast differentials and lower production at competing Midwest refineries. Additionally, jet fuel volumes delivered increased as a result of continued strong demand for air travel in the Midwest. The increase in the refined products average tariff per barrel was primarily attributable to a higher percentage of longer-haul volumes delivered in the upper Midwest market areas, partially offset by the 1.83% general tariff reduction pursuant to the Producer Price Index for finished goods less 1% ("PPI Index"), effective July 1, 1999. The Partnership deferred recognition of approximately $0.4 million of revenue during the first quarter of 2000 with respect to potential refund obligations for rates charged in excess of the PPI Index. See further discussion regarding Market Based Rates included in "Other Matters."

         LPGs transportation revenues decreased $3.5 million for the quarter ended March 31, 2000, compared with the first quarter of 1999, due primarily to lower propane volumes delivered. Propane deliveries in Midwest and Northeast market areas decreased 26% and 10%, respectively, from the prior year as a result of warmer winter weather during the first quarter of 2000. These decreases were partially offset by a 12% increase in propane deliveries along the upper Texas Gulf Coast as a result of increased petrochemical demand. The decrease in the LPGs average tariff per barrel reflects the decreased percentage of longer-haul transportation volumes delivered during the first quarter of 2000.

         Revenues generated from Mont Belvieu operations increased $1.6 million during the quarter ended March 31, 2000, compared with the first quarter of 1999, as a result of increased contract storage revenue. Other operating revenues increased $2.1 million during the quarter ended March 31, 2000, compared with the prior year quarter, due primarily to higher gains on the sale of product inventory.

         Costs and expenses increased $2.5 million for the quarter ended March 31, 2000, compared with the first quarter of 1999, due primarily to a $2.0 million increase in operating, general and administrative expenses and a $0.7 million increase in operating fuel and power expense, partially offset by a $0.2 million decrease in taxes - other than income taxes. The increase in operating, general and administrative expenses was due primarily to $0.9 million of expense to write-off project evaluation costs; a $0.4 million accrual related to environmental remediation at the Partnership's Seymour, Indiana, terminal; increased labor and benefits expenses; and increased contract labor and consulting services. The write-off of project evaluation costs resulted from the announcement in March 2000 of the Partnership's abandonment of its plan to construct a pipeline from Beaumont, Texas, to Little Rock, Arkansas, in favor of participation in the Centennial Pipeline ("Centennial") joint venture with CMS Energy Corporation and Marathon Ashland Petroleum LLC. Each partner in the Centennial joint venture will own a one-third interest in a 790-mile pipeline system from the Texas Gulf Cost to the Midwest. The increase in operating fuel and power expense resulted from increased refined products transportation volumes delivered, which generally require more power to transport than LPGs volumes. The decrease in taxes - other than income resulted from revisions to previous years' estimated property tax accruals.

         Interest expense increased $0.8 million during the first quarter of 2000, compared with the first quarter of 1999, due to interest expense on the term loan to finance construction of the pipelines between Mont Belvieu and Port Arthur, Texas. At March 31, 2000, $45 million has been borrowed on the term loan. Capitalized interest increased $0.9 million during the first quarter 2000, compared with the first quarter of 1999, as a result of higher balances associated with construction-in-progress of the new pipelines between Mont Belvieu and Port Arthur.

CRUDE OIL AND NGLS TRANSPORTATION AND MARKETING SEGMENT

         Margin and volume information for the three months ended March 31, 2000 and 1999 is presented below:

                                                                 QUARTER ENDED
                                                                    MARCH 31,                PERCENTAGE
                                                          -----------------------------       INCREASE
                                                              2000             1999          (DECREASE)
                                                          ------------     ------------     ------------
         Margins (dollars in thousands):
                  Crude oil transportation ..........     $      4,866     $      4,297               13%
                  Crude oil marketing ...............            2,250            1,997               13%
                  NGL transportation ................            1,759            1,406               25%
                  Lubrication oil sales .............              626              543               15%
                                                          ------------     ------------     ------------
                 Total margin .......................     $      9,501     $      8,243               15%
                                                          ============     ============     ============

         Barrels per day:
                  Crude oil transportation ..........           95,897           90,535                6%
                  Crude oil marketing ...............          269,678          239,174               13%
                  NGL transportation ................           13,344           10,779               24%

         Lubrication oil volume (total gallons): ....        2,303,340        1,958,916               18%

         Margin per barrel:
                  Crude oil transportation ..........     $      0.558     $      0.527                6%
                  Crude oil marketing ...............     $      0.092     $      0.093               (1%)
                  NGL transportation ................     $      1.449     $      1.449               --

         Lubrication oil margin (per gallon): .......     $      0.272     $      0.277               (2%)

         Net income attributable to the crude oil transportation and marketing segment totaled $2.5 million for the quarter ended March 31, 2000, compared with net income of $2.4 million for the first quarter of 1999. The increase in net income was primarily attributable to a $1.3 million increase in margin, largely offset by a $1.0 million increase in operating, general and administrative expenses and a $0.1 million increase in charges for depreciation and amortization. Margin is a more meaningful measure of financial performance than operating revenues and operating expenses due to the significant fluctuations in revenues and expense caused by the level of marketing activity. Margin is calculated as revenues generated from crude oil and lube oil sales and crude oil and NGLs transportation less the cost of crude oil and lube oil purchases.

         The $1.3 million increase in margin during the first quarter of 2000, compared with the first quarter of 1999, was comprised of a $0.6 million increase in crude oil transportation, a $0.4 million increase in NGL transportation and a $0.3 million increase in crude oil marketing activity. The increase in crude oil transportation margin was primarily attributable to increased volumes on the South Texas system coupled with higher transportation rates. The increase in the NGL transportation margin was primarily due to measurement gains on the Dean Pipeline. The increase in crude oil marketing margin resulted from higher volumes marketed and increased prices received on prompt sales at the Cushing, Oklahoma crude oil hub.

         Operating, general and administrative expenses increased $1.0 million during the first quarter of 2000, compared with the first quarter of 1999, due primarily to increased contract labor and consulting costs for general and administrative purposes, increased labor and benefits costs, and higher maintenance costs on the NGL pipelines.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the quarter ended March 31, 2000, totaled $28.8 million, comprised of $32.1 million of income before charges for depreciation and amortization, partially offset by $3.3 million of cash used for working capital changes. This compares with cash flows from operations of $10.8 million for the first quarter of 1999, which was comprised of $31.5 million of income before charges for depreciation and amortization, partially offset by $20.7 million of cash used for working capital changes. The decrease in cash used for working capital changes during the first quarter of 2000, as compared with the first quarter of 1999, resulted primarily from timing of payments related to crude oil marketing activity and lower inventory balances at March 31, 2000. Net cash from operations for the quarters ended March 31, 2000 and 1999, included interest payments related to the Senior Notes and term loans of $14.8 million and $14.3 million, respectively.

         Cash flows used in investing activities during the first quarter of 2000 was comprised of $18.0 million of capital expenditures. Cash flows used in investing activities during the first quarter of 1999 included $11.9 million of capital expenditures, $2.3 million for the purchase of a 125-mile crude oil system in Southeast Texas, and $1.2 million of additional cash investments. These decreases of cash were partially offset by $3.0 million of proceeds from maturities of cash investments. During the first quarter of 2000 and 1999, capital expenditures included $10.4 million and $7.1 million, respectively, for construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The anticipated completion date is the fourth quarter of 2000. The Partnership has entered into an agreement for turnkey construction of the pipelines and related facilities and has separately entered into agreements for guaranteed throughput commitments. The cost of this project is expected to total approximately $74.5 million.

         The Partnership estimates that capital expenditures for 2000 will total approximately $82 million (which includes $4 million of capitalized interest). Approximately $31 million is expected to be used to complete construction of the three new pipelines between Mont Belvieu and Port Arthur and approximately $10 million will be used to replace seven pipelines under the Houston Ship Channel as required by the United States Army Corp of Engineers for the deepening of the channel. Approximately $14 million of the remaining amount is expected to be used for the Products OLP and $23 million is expected to be used for the Crude Oil OLP. Substantially all remaining expenditures related to the Products OLP are expected to be used for life-cycle replacements and upgrading current facilities. Approximately $17 million of planned expenditures of the Crude Oil OLP are expected to be used in revenue-generating projects, with the remaining $6 million being used for life-cycle replacements and upgrading current facilities.

         The Partnership paid the fourth quarter 1999 cash distribution of $18.3 million ($0.475 per Limited Partner Unit and Class B Unit) on February 4, 2000. Additionally, on April 14, 2000, the Partnership declared a cash distribution of $0.50 per Limited Partner Unit and Class B Unit for the three months ended March 31, 2000, which increased the annualized distribution to $2.00 per Unit. The distribution was paid on May 5, 2000 to Unitholders of record on April 28, 2000. The distribution increase will raise the quarterly distribution payment to approximately $20.0 million, which includes the General Partner incentive distribution (see Note 6).

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $1.2 million at March 31, 2000 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         In May 1999, the Products OLP filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. Such application is currently under review by the FERC. The FERC approved a request of the Products OLP waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Products OLP has agreed to refund, with interest, amounts collected after June 30, 1999, under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At March 31, 2000, the amount deferred for possible rate refunds, including interest, totaled approximately $1.2 million.

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

         In February 2000, the Partnership and Louis Dreyfus Plastics Corporation ("Louis Dreyfus") announced a joint development alliance whereby the Partnership's Mont Belvieu petroleum liquids storage and transportation shuttle system services will be marketed by Louis Dreyfus. The alliance will expand services to the upper Texas Gulf Coast energy marketplace. The alliance is a service-oriented, fee-based venture with no commodity trading.

         In March 2000, the Partnership, CMS Energy Corporation and Marathon Ashland Petroleum LLC announced an agreement to form a limited liability company that will own and operate an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each of the companies will own a one-third interest in the limited liability company. The Partnership's participation in this joint venture is in lieu of its previously announced expansion plan to construct a new pipeline from Beaumont, Texas, to Little Rock, Arkansas. The Partnership recognized $0.9 million of expense in March 2000 to write-off project evaluation costs related to the abandoned construction plan.

         The limited liability company will build a 70-mile, 24-inch diameter pipeline connecting the Partnership's facility in Beaumont, Texas, with the start of an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana, to Bourbon, Illinois. The pipeline, which has been named Centennial Pipeline, will pass through portions of Texas, Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Illinois. CMS Panhandle Pipe Line Companies, which owns the existing 720-mile pipeline, has made a filing with the FERC to take the line out of natural gas service as part of the regulatory process. Conversion of the pipeline to refined products service is expected to be completed by the end of 2001. The Centennial Pipeline will intersect the Partnership's existing mainline near Lick Creek, Illinois, where a new two million barrel refined petroleum products storage terminal will be built.

         In May 2000, the Company signed a definitive agreement to acquire certain assets of ARCO Pipe Line Company ("ARCO"), a wholly owned subsidiary of Atlantic Richfield Company, for $318.5 million. The purchase includes ARCO's interest in a crude oil transportation pipeline from the Texas Gulf Coast to Cushing, Oklahoma, Mid-continent crude distribution services, and crude oil terminal facilities. This purchase agreement replaced a previously announced definitive agreement signed in March 2000 to acquire the stock of ARCO for $355 million, which included ARCO's interest in a refined products transportation pipeline from the Texas Gulf Coast to Cushing. The transaction is expected to be accounted for under the purchase method for accounting purposes. The purchase is expected to close during the second quarter of 2000, however, it is contingent upon the satisfaction of regulatory requirements. The Company is currently evaluating financing alternatives of the purchase, including external borrowing and the issuance of additional limited partner Units.

         Under the proposed transaction, the Company will acquire ARCO's 50-percent ownership interest in Seaway Pipeline Company's ("Seaway") 500-mile, 30-inch diameter pipeline that carries mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing. The line has a capacity of 350,000 barrels per day. The

Partnership will assume ARCO's role as operator of Seaway. The Company will also acquire: (i) ARCO's crude oil terminal facilities in Cushing and Midland, Texas, including the line transfer and pumpover business at each location; (ii) an undivided ownership interest in both the Rancho Pipeline, a 400-mile, 24-inch diameter, crude oil pipeline from West Texas to Houston, and the Basin Pipeline, a 416-mile, crude oil pipeline running from Jal, New Mexico, through Midland to Cushing, both of which will be operated by another joint owner; and (iii) the receipt and delivery pipelines known as the West Texas Trunk System, which is located around the Midland terminal.

         The matters discussed herein include "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that the Partnership expects or anticipates will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Partnership's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Partnership's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Partnership, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Partnership. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that actual results or developments anticipated by the Partnership will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Partnership or its business or operations. For additional discussion of such risks and uncertainties, see TEPPCO Partners, L.P.'s 1999 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership may be exposed to market risk through changes in commodity prices and interest rates as discussed below. The Partnership has no foreign exchange risks.

         The Partnership mitigates exposure to commodity price fluctuations by maintaining a balanced position between crude oil purchases and sales. As a hedging strategy to manage crude oil price fluctuations, the Partnership enters into futures contracts on the New York Mercantile Exchange, and makes limited use of other derivative instruments. It is the Partnership's general policy not to acquire crude oil futures contracts or other derivative products for the purpose of speculating on price changes, however, the Partnership may take limited speculative positions to capitalize on crude oil price fluctuations. Any contracts held for trading purposes or speculative positions are accounted for using the mark-to-market method. Under this methodology, contracts are adjusted to market value, and the gains and losses are recognized in current period income. Risk management policies have been established by the Risk Management Committee to monitor and control these market risks. The Risk Management Committee is comprised of senior executives of the Partnership. Market risks associated with commodity derivatives were not material at March 31, 2000.

         At March 31, 2000, the Products OLP had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). Additionally, the Products OLP had a $38 million bank loan outstanding from SunTrust Bank. The SunTrust loan bears interest at a fixed rate of 6.53% and is payable in full in April 2001. At March 31, 2000, the estimated fair value of the Senior Notes and the SunTrust loan was approximately $338.5 million and $37.5 million, respectively.

         At March 31, 2000, the Products OLP had $45 million outstanding under a variable interest rate term loan and the Crude Oil OLP had $3 million outstanding under its revolving credit agreement. The interest rates for these credit facilities are based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Utilizing the balances of variable interest rate debt outstanding at March 31, 2000, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is approximately $0.5 million.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits:

                  Exhibit
                  Number                    Description

                 *2.1 Amended and Restated Purchase Agreement by and between Atlantic Richfield Company and Texas Eastern Products Pipeline Company, LLC with respect to the sale of ARCO Pipe Line Company dated as of May 10, 2000.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


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

                  10.7 Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to the Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

                  10.8 Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to the Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

                  10.9 Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to the Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


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

                  *27 Financial Data Schedule as of and for the three months ended March 31, 2000.

         --------------------

                  *  Filed herewith.

         (b) Reports on Form 8-K filed during the quarter ended March 31, 2000: None.


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


                                  TEPPCO Partners, L.P.
                                  (Registrant)

                                  By: Texas Eastern Products Pipeline Company, General Partner



                                             /s/ CHARLES H. LEONARD
                                  ----------------------------------------------
                                                 Charles H. Leonard
                                  Senior Vice President, Chief Financial Officer
                                                    and Treasurer




Date:  May 15, 2000

                               INDEX TO EXHIBITS


                 EXHIBIT
                 NUMBER                    DESCRIPTION
                 -------                   -----------

                 *2.1 Amended and Restated Purchase Agreement by and between Atlantic Richfield Company and Texas Eastern
                           Products Pipeline Company, LLC with respect to the sale of ARCO Pipe Line Company dated as of May 10,
                           2000.

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

                  10.7 Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to the Partnership's Form 10-K
                           (Commission File No. 1-10403) for the year ended
                           December 31, 1999 and incorporated herein by reference).

                  10.8     Duke Energy Corporation Executive Cash Balance Plan
                           (Filed as Exhibit 10.8 to the Partnership's Form 10-K
                           (Commission File No. 1-10403) for the year ended
                           December 31, 1999 and incorporated herein by reference).

                  10.9     Duke Energy Corporation Retirement Benefit
                           Equalization Plan (Filed as Exhibit 10.9 to the
                           Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

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

                  *27 Financial Data Schedule as of and for the three months ended March 31, 2000.

         --------------------

                  *  Filed herewith.