Form 10-Q
period 2000-06-30
TEPPCO PARTNERS LP
filed 2000-08-10
CIK 857644

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

             FOR THE QUARTER ENDED JUNE 30, 2000


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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TEPPCO PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     JUNE 30,     DECEMBER 31,
                                                                      2000            1999
                                                                  ------------    ------------
                                                                   (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................    $     39,146    $     32,593
  Short-term investments .....................................           1,013           1,475
  Accounts receivable, trade .................................         234,346         205,766
  Inventories ................................................          10,739          16,766
  Other ......................................................           5,365           6,409
                                                                  ------------    ------------
     Total current assets ....................................         290,609         263,009
                                                                  ------------    ------------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $235,319 and $220,467) ....         744,437         720,919
Investments ..................................................           6,227           5,242
Intangible assets ............................................          33,969          34,926
Other assets .................................................          18,657          17,277
                                                                  ------------    ------------
     Total assets ............................................    $  1,093,899    $  1,041,373
                                                                  ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued liabilities ...................    $    231,857    $    201,660
  Accounts payable, general partner ..........................           7,796           4,741
  Accrued interest ...........................................          13,605          13,297
  Other accrued taxes ........................................           8,778           8,822
  Other ......................................................          14,030          14,972
                                                                  ------------    ------------
     Total current liabilities ...............................         276,066         243,492
                                                                  ------------    ------------
Senior Notes .................................................         389,768         389,753
Other long-term debt .........................................          86,000          66,000
Other liabilities and deferred credits .......................           3,581           3,073
Minority interest ............................................           3,425           3,429
Redeemable Class B Units held by related party ...............         105,754         105,859
Partners' capital:
General partner's interest ...................................           1,122             657
Limited partners' interests ..................................         228,183         229,110
                                                                  ------------    ------------
     Total partners' capital .................................         229,305         229,767
                                                                  ------------    ------------
     Total liabilities and partners' capital .................    $  1,093,899    $  1,041,373
                                                                  ============    ============


          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                          THREE MONTHS     THREE MONTHS     SIX MONTHS       SIX MONTHS
                                                             ENDED            ENDED            ENDED            ENDED
                                                            JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                              2000             1999             2000             1999
                                                          ------------     ------------     ------------     ------------
Operating revenues:
  Sales of crude oil and petroleum products ..........    $    689,643     $    398,156     $  1,372,428     $    620,530
  Transportation - Refined products ..................          32,685           33,353           60,715           58,949
  Transportation - LPGs ..............................          10,367           10,094           33,484           36,689
  Transportation - Crude oil and NGLs ................           3,773            2,970            7,902            5,536
  Mont Belvieu operations ............................           2,883            3,358            7,354            6,255
  Other - Net ........................................           8,353            7,420           16,513           13,482
                                                          ------------     ------------     ------------     ------------
    Total operating revenues .........................         747,704          455,351        1,498,396          741,441
                                                          ------------     ------------     ------------     ------------

Costs and expenses:
  Purchases of crude oil and petroleum products ......         682,891          391,333        1,360,304          608,030
  Operating, general and administrative ..............          25,334           24,090           49,568           45,303
  Operating fuel and power ...........................           8,326            8,094           15,839           14,987
  Depreciation and amortization ......................           8,339            8,154           16,586           16,293
  Taxes - other than income taxes ....................           2,663            2,664            5,181            5,343
                                                          ------------     ------------     ------------     ------------
    Total costs and expenses .........................         727,553          434,335        1,447,478          689,956
                                                          ------------     ------------     ------------     ------------

    Operating income .................................          20,151           21,016           50,918           51,485

Interest expense .....................................          (8,548)          (7,780)         (16,982)         (15,322)
Interest capitalized .................................           1,255              347            2,265              489
Other income - net ...................................             850              590            1,632            1,131
                                                          ------------     ------------     ------------     ------------
    Income before minority interest ..................          13,708           14,173           37,833           37,783
Minority interest ....................................            (138)            (144)            (382)            (382)
                                                          ------------     ------------     ------------     ------------

    Net Income .......................................    $     13,570     $     14,029     $     37,451     $     37,401
                                                          ============     ============     ============     ============

Net Income Allocation:
Limited Partner Unitholders ..........................    $      9,963     $     11,102     $     27,496     $     29,598
Class B Unitholder ...................................           1,346            1,428            3,714            3,997
General Partner ......................................           2,261            1,499            6,241            3,806
                                                          ------------     ------------     ------------     ------------
    Total net income allocated .......................    $     13,570     $     14,029     $     37,451     $     37,401
                                                          ============     ============     ============     ============

Basic and diluted net income per Limited Partner
      and Class B Unit: ..............................    $       0.35     $       0.38     $       0.95     $       1.02
                                                          ============     ============     ============     ============

Weighted average Limited Partner and Class B Units
   outstanding .......................................          32,917           32,917           32,917           32,917

          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     SIX MONTHS     SIX MONTHS
                                                                                       ENDED          ENDED
                                                                                      JUNE 30,       JUNE 30,
                                                                                        2000           1999
                                                                                     ----------     ----------
Cash flows from operating activities:
 Net income .....................................................................    $   37,451     $   37,401
 Adjustments to reconcile net income to cash provided
  by operating activities:
  Depreciation and amortization .................................................        16,586         16,293
  Equity in (income) loss of affiliate ..........................................           (95)           149
  Increase in accounts receivable, trade ........................................       (28,580)       (39,808)
  Decrease (increase) in inventories ............................................         6,027         (1,083)
  Decrease (increase) in other current assets ...................................         1,044            (49)
  Increase in accounts payable and accrued expenses .............................        32,574         33,562
  Other .........................................................................          (526)        (1,081)
                                                                                     ----------     ----------
    Net cash provided by operating activities ...................................        64,481         45,384
                                                                                     ----------     ----------

Cash flows from investing activities:
  Proceeds from cash investments ................................................         1,475          3,840
  Purchases of cash investments .................................................        (2,000)        (2,235)
  Purchase of crude oil system ..................................................            --         (2,250)
  Capital expenditures ..........................................................       (39,147)       (40,313)
                                                                                     ----------     ----------
    Net cash used in investing activities .......................................       (39,672)       (40,958)
                                                                                     ----------     ----------

Cash flows from financing activities:
  Proceeds from term loan .......................................................        20,000         25,000
  Proceeds from revolving credit agreement ......................................            --          5,000
  Distributions .................................................................       (38,256)       (32,649)
                                                                                     ----------     ----------
    Net cash used in financing activities .......................................       (18,256)        (2,649)
                                                                                     ----------     ----------

Net increase in cash and cash equivalents .......................................         6,553          1,777

Cash and cash equivalents at beginning of period ................................        32,593         47,423
                                                                                     ----------     ----------
Cash and cash equivalents at end of period ......................................    $   39,146     $   49,200
                                                                                     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Interest paid during the period (net of capitalized interest) ...................    $   14,090     $   14,455
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

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of June 30, 2000, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of results of operations for the full year 2000. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts from the prior year have been reclassified to conform to current presentation.

         The Partnership operates in two business segments: refined products and liquefied petroleum gases ("LPGs") transportation, and crude oil and natural gas liquids ("NGLs") transportation and marketing. The Partnership's reportable segments offer different products and services and are managed separately because each requires different business strategies. The Partnership's interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission ("FERC"). Refined products, LPGs, crude oil and NGLs are referred to herein, collectively, as "petroleum products" or "products."

         Basic net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Limited Partner Units and Class B Units outstanding (a total of 32,916,547 Units as of June 30, 2000 and 1999). The General Partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 6. Cash Distributions). The General Partner was allocated $6.2 million (representing 16.66%) and $3.8 million (representing 10.18%) of net income for the six months ended June 30, 2000, and 1999, respectively.

                              TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)

         Diluted net income per Unit is similar to the computation of basic net income per Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For the quarters ended June 30, 2000 and 1999, the denominator was increased by 19,746 Units and 27,963 Units, respectively. For the six months ended June 30, 2000 and 1999, the denominator was increased by 14,333 Units and 25,242 Units, respectively.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137 to delay the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Partnership expects to adopt this standard, as amended, effective January 1, 2001. The Partnership has not determined the impact of this statement on its financial condition and results of operations.

NOTE 3. INVESTMENTS

SHORT-TERM INVESTMENTS

         The Partnership routinely invests cash in liquid short-term investments as part of its cash management program. Investments with maturities at date of purchase of 90 days or less are considered cash equivalents. At June 30, 2000, short-term investments included $1.0 million of investment-grade corporate notes, which mature within one year. All short-term investments are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at June 30, 2000.

LONG-TERM INVESTMENTS

         At June 30, 2000, the Partnership had $6.2 million invested in investment-grade corporate notes, which have varying maturities through 2004. These securities are classified as held-to-maturity securities and are stated at amortized cost. The aggregate fair value of such securities approximates amortized cost at June 30, 2000.

NOTE 4. INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                 JUNE 30,     DECEMBER 31,
                                   2000          1999
                                ----------    ----------
Gasolines ..................    $      500    $    3,270
Propane ....................            51           223
Butanes ....................         1,474           605
Fuel oil ...................           544           386
Crude oil ..................         3,691         6,627
Other products .............           927         2,301
Materials and supplies .....         3,552         3,354
                                ----------    ----------
          Total ............    $   10,739    $   16,766
                                ==========    ==========

         The costs of inventories were lower than market at June 30, 2000, and December 31, 1999.

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

OTHER LONG TERM DEBT AND CREDIT FACILITIES

         In connection with the purchase of fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado received a $38 million bank loan from SunTrust Bank ("SunTrust"). The interest rate on this loan is 6.53%, which is payable quarterly. The original maturity date was April 21, 2001. This loan was refinanced by the Partnership on July 21, 2000, through the credit facility discussed below. Accordingly, the principal amount was included in other long-term debt at June 30, 2000, as the Partnership had the intent and ability to refinance such balance at June 30, 2000.

         On May 17, 1999, the Products OLP entered into a five-year $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The loan agreement has a term of five years. SunTrust is the administrator of the loan. At June 30, 2000, $45 million was outstanding under the term loan agreement. This loan was refinanced by the Partnership on July 21, 2000, through the credit facility discussed below.

         On May 17, 1999, the Products OLP entered into a five-year $25 million revolving credit agreement and TEPPCO Crude Oil, LLC ("TCO") entered into a three-year $30 million revolving credit agreement. SunTrust is the administrative agent on both revolving credit agreements. The interest rate on both agreements is based on the borrower's option of either SunTrust's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is payable quarterly. The Products OLP has not made any borrowings under this revolving credit facility. TCO had a $3 million principal amount outstanding under its revolving credit agreement as of June 30, 2000, which was refinanced on July 21, 2000, through the credit facility discussed below. Both of the credit facilities were terminated in connection with the refinancing on July 21, 2000.

         On July 14, 2000, the Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to finance the acquisition of assets from ARCO (see Note. 9 Current Developments) and to refinance existing credit facilities, other than the Senior Notes. The term loan has a eighteen month maturity and the revolving facility has a three year maturity. The interest rate for the credit agreements is based on the Partnership's option of either SunTrust's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. The credit agreements

                              TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)


contain restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as debt-to-earnings, interest coverage and capital expenditure coverage ratios.

         On July 21, 2000, the Partnership entered into a three year swap agreement to hedge its exposure on the variable rate credit facilities. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, the Partnership will pay a fixed rate of interest of 7.17% and will receive a floating rate based on a three month USD LIBOR rate.

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

                                                                                                 GENERAL
                                                                             UNITHOLDERS         PARTNER
                                                                             -----------         -------
Quarterly Cash Distribution per Unit:
   Up to Minimum Quarterly Distribution ($0.275 per Unit)...................     98%                2%
   First Target - $0.276 per Unit up to $0.325 per Unit ....................     85%               15%
   Second Target - $0.326 per Unit up to $0.45 per Unit  ...................     75%               25%
   Over Second Target - Cash distributions greater than $0.45 per Unit......     50%               50%


         The following table reflects the allocation of total distributions paid for the six month period ended June 30, 2000 and 1999 (in thousands, except per Unit amounts).

                                                        SIX MONTHS ENDED JUNE 30,
                                                        ------------------------
                                                           2000          1999
                                                        ----------    ----------
Limited Partner Units ..............................    $   28,275    $   26,100
1% General Partner Interest ........................           324           293
General Partner Incentive ..........................         5,452         2,996
                                                        ----------    ----------
      Total Partners' Capital Cash Distributions ...        34,051        29,389
Class B Units ......................................         3,819         2,931
Minority Interest ..................................           386           329
                                                        ----------    ----------
      Total Cash Distributions Paid ................    $   38,256    $   32,649
                                                        ==========    ==========
Total Cash Distributions Paid Per Unit .............    $    0.975    $    0.900
                                                        ==========    ==========


         The above table includes the fourth quarter 1998 pro rata cash distribution paid on February 5, 1999, to the Class B Limited Partner Units for the 61-day period from the issuance on November 1, 1998. On July 17, 2000, the Partnership declared a cash distribution of $0.50 per Limited Partner Unit and Class B Unit for the quarter ended June 30, 2000. The distribution was paid on August 4, 2000, to Unitholders of record on July 31, 2000.

NOTE 7. SEGMENT DATA

         The Partnership operates in two industry segments: refined products and LPGs transportation, which operates through the Products OLP; and crude oil and NGLs transportation and marketing, which operates through the Crude Oil OLP.

                              TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)


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

         The below table includes interim financial information by business segment for the interim periods ended June 30, 2000 and 1999 (in thousands):

                                       THREE MONTHS ENDED JUNE 30, 2000             THREE MONTHS ENDED JUNE 30, 1999
                                  ------------------------------------------   ------------------------------------------
                                    PRODUCTS       CRUDE OIL                     PRODUCTS      CRUDE OIL
                                      OLP            OLP        CONSOLIDATED       OLP            OLP        CONSOLIDATED
                                  ------------   ------------   ------------   ------------   ------------   ------------
Unaffiliated revenues ..........  $     54,288   $    693,416   $    747,704   $     54,225   $    401,126   $    455,351
Operating expenses, including
   power .......................        30,215        688,999        719,214         28,854        397,327        426,181
Depreciation and amortization
   expense .....................         6,874          1,465          8,339          6,770          1,384          8,154
                                  ------------   ------------   ------------   ------------   ------------   ------------
   Operating income ............        17,199          2,952         20,151         18,601          2,415         21,016
Interest expense, net ..........        (7,167)          (126)        (7,293)        (7,417)           (16)        (7,433)
Other income, net ..............           573            139            712            386             60            446
                                  ------------   ------------   ------------   ------------   ------------   ------------
   Net income ..................  $     10,605   $      2,965   $     13,570   $     11,570   $      2,459   $     14,029
                                  ============   ============   ============   ============   ============   ============


                                        SIX MONTHS ENDED JUNE 30, 2000               SIX MONTHS ENDED JUNE 30, 1999
                                  ------------------------------------------   ------------------------------------------
                                    PRODUCTS       CRUDE OIL                     PRODUCTS      CRUDE OIL
                                      OLP            OLP        CONSOLIDATED       OLP            OLP        CONSOLIDATED
                                  ------------   ------------   ------------   ------------   ------------   ------------
Unaffiliated revenues ..........  $    118,066   $  1,380,330   $  1,498,396   $    115,375   $    626,066   $    741,441
Operating expenses,
   including power .............        58,872      1,372,020      1,430,892         55,043        618,620        673,663
Depreciation and
   amortization expense ........        13,657          2,929         16,586         13,533          2,760         16,293
                                  ------------   ------------   ------------   ------------   ------------   ------------
   Operating income ............        45,537          5,381         50,918         46,799          4,686         51,485
Interest expense, net ..........       (14,477)          (240)       (14,717)       (14,811)           (22)       (14,833)
Other income, net ..............           966            284          1,250            574            175            749
                                  ------------   ------------   ------------   ------------   ------------   ------------
   Net income ..................  $     32,026   $      5,425   $     37,451   $     32,562   $      4,839   $     37,401
                                  ============   ============   ============   ============   ============   ============


                                              AS OF JUNE 30, 2000                         AS OF JUNE 30, 1999
                                  ------------------------------------------   ------------------------------------------
                                    PRODUCTS       CRUDE OIL                     PRODUCTS      CRUDE OIL
                                      OLP            OLP        CONSOLIDATED       OLP            OLP        CONSOLIDATED
                                  ------------   ------------   ------------   ------------   ------------   ------------
Identifiable assets ............  $    746,058   $    347,841   $  1,093,899   $    721,373   $    262,144   $    983,517
Accounts receivable, trade .....        20,369        213,977        234,346         16,783        136,566        153,349
Accounts payable and
   accrued liabilities .........  $      9,984   $    221,873   $    231,857   $      6,740   $    139,947   $    146,687

NOTE 8. CONTINGENCIES

         In the fall of 1999, the Company and the Partnership were named as defendants in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana. In Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the Company and Partnership), plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their Complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an Answer to the Complaint, denying the allegations, as well as various other motions. This case is in the early stages of discovery and is not covered by insurance. The Company is defending itself vigorously against this lawsuit. The Partnership cannot estimate the loss, if any, associated with this pending lawsuit.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.9 million at June 30, 2000 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         In May 1999, the Products OLP filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. Such application is currently under review by the FERC. The FERC approved a request of the Products OLP waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Products OLP has agreed to refund, with interest, amounts collected after June 30, 1999, under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At June 30, 2000, the amount deferred for possible rate refunds, including interest, totaled approximately $1.6 million.

         In July 1999, certain shippers filed protests with the FERC on the Products OLP's application for Market Based Rates in four destination markets. The Partnership believes it will prevail in a competitive market determination in those destination markets under protest.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At June 30, 2000, the Partnership had approximately 17.1 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

NOTE 9.  CURRENT DEVELOPMENTS

         On July 21, 2000, the Company completed its previously announced acquisition of certain assets of ARCO Pipe Line Company ("ARCO"), a wholly owned subsidiary of Atlantic Richfield Company, for $318.5 million. The purchase included ARCO's 50-percent ownership interest in Seaway Pipeline Company's ("Seaway") 500-mile, 30-inch diameter pipeline that carries mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing, Oklahoma. The line has a capacity of 350,000 barrels per day. The Partnership assumed ARCO's role as operator of this pipeline. The Company also acquired: (i) ARCO's crude oil terminal facilities in Cushing and Midland, Texas, including the line transfer and pumpover business at each location; (ii) an undivided ownership interest in both the Rancho Pipeline, a 400-mile, 24-inch diameter, crude oil pipeline from West Texas to Houston, and the Basin Pipeline, a 416-mile, crude oil pipeline running from Jal, New Mexico, through Midland to Cushing, both of which are operated by another joint owner; and (iii) the receipt and delivery pipelines known as the West Texas Trunk System, which is located around the Midland terminal. The transaction will be accounted for under the purchase method for accounting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS1GENERAL

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

         The Crude Oil OLP segment is involved in the transportation, aggregation and marketing of crude oil and NGLs; and the distribution of lube oils and specialty chemicals. Revenues are earned from the gathering, storage, transportation and marketing of crude oil and NGLs; and the distribution of lube oils and specialty chemicals principally in Oklahoma, Texas and the Rocky Mountain region. Marketing operations consist primarily of purchasing and aggregating crude oil along its and third party gathering and pipeline systems and arranging the necessary logistics for the ultimate sale of crude oil to local refineries, marketers or other end users.

RESULTS OF OPERATIONS

         Summarized below is financial data by business segment (in thousands):

                                                          QUARTER ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                         -----------------------  -------------------------
                                                            2000         1999         2000         1999
                                                         ----------   ----------  -----------   -----------
Operating revenues:
    Refined Products and LPGs Transportation .........   $   54,288   $   54,225   $  118,066   $  115,375
    Crude Oil and NGLs Transportation and Marketing ..      693,416      401,126    1,380,330      626,066
                                                         ----------   ----------   ----------   ----------
       Total operating revenues ......................      747,704      455,351    1,498,396      741,441
                                                         ----------   ----------   ----------   ----------

Operating income:
   Refined Products and LPGs Transportation ..........       17,199       18,601       45,537       46,799
   Crude Oil and NGLs Transportation and Marketing ...        2,952        2,415        5,381        4,686
                                                         ----------   ----------   ----------   ----------
       Total operating income ........................       20,151       21,016       50,918       51,485
                                                         ----------   ----------   ----------   ----------

Net income:
    Refined Products and LPGs Transportation .........       10,605       11,570       32,026       32,562
    Crude Oil and NGLs Transportation and Marketing ..        2,965        2,459        5,425        4,839
                                                         ----------   ----------   ----------   ----------
      Total net income ...............................   $   13,570   $   14,029   $   37,451   $   37,401
                                                         ----------   ----------   ----------   ----------

         Net income for the quarter ended June 30, 2000, was $13.6 million, compared with net income of $14.0 million for the 1999 second quarter. The decrease in net income resulted from a $1.0 million decrease of net income by the refined products and LPGs transportation segment, partially offset by a $0.5 million increase of net income by the crude oil and NGLs transportation and marketing segment. The decrease in net income of the refined products and LPGs transportation segment was primarily due to a $1.5 million increase in total costs and expenses, partially offset by a $0.3 million decrease in interest expense (net of capitalized interest) and a $0.2 million increase in other income - net. The increase in net income of the crude oil and NGLs transportation and marketing segment was primarily due to a $0.7 million increase in margin, partially offset by a $0.2 million increase in total costs and expenses, excluding expenses associated with purchases of crude oil and petroleum products.

         For the six months ended June 30, 2000, the Partnership reported net income of $37.5 million, compared with net income of $37.4 million for the first six months of 1999. Net income by the crude oil and NGLs transportation and marketing segment increased $0.6 million, which was partially offset by a $0.5 million decrease of net income by the refined products and LPGs transportation segment. The increase in net income by the crude oil and NGLs transportation and marketing segment was primarily due to a $2.0 million increase in margin, partially offset by a $1.3 million increase in total costs and expenses, excluding expenses associated with purchases of crude oil and petroleum products. The decrease in net income by the refined products and LPGs transportation segment was primarily due to a $4.0 million increase in total costs and expenses, partially offset by a $2.7 million increase in operating revenues, a $0.3 million decrease in interest expense (net of capitalized interest) and a $0.4 million increase in other income - net. See discussion below of factors affecting net income for the comparative periods by business segment.

REFINED PRODUCTS AND LPGS TRANSPORTATION SEGMENT

         Volume and average tariff information for 2000 and 1999 is presented below:


                                        QUARTER ENDED                           SIX MONTHS ENDED
                                           JUNE 30,           PERCENTAGE            JUNE 30,            PERCENTAGE
                                   ------------------------    INCREASE     ------------------------     INCREASE
                                      2000          1999      (DECREASE)      2000           1999       (DECREASE)
                                   ---------     ----------   ----------    ---------     ----------    -----------
 VOLUMES DELIVERED
 (in thousands of barrels)
     Refined products ...........     35,113         35,818           (2)%     64,726         63,973              1%
     LPGs .......................      6,634          6,367            4%      18,327         19,539             (6)%
     Mont Belvieu operations ....      6,576          5,882           12%      13,648         12,767              7%
                                   ---------     ----------   ----------    ---------     ----------    -----------
       Total ....................     48,323         48,067            1%      96,701         96,279             --
                                   =========     ==========   ==========    =========     ==========    ===========

 AVERAGE TARIFF PER BARREL
     Refined products ...........  $    0.93(a)  $     0.93           --    $    0.94(a)  $     0.92              2%
     LPGs .......................       1.56           1.59           (2)%       1.83           1.88             (3)%
     Mont Belvieu operations ....       0.14           0.15           (7)%       0.15           0.16             (6)%
                                   ---------     ----------   ----------    ---------     ----------    -----------
       Average system tariff per
         barrel .................  $    0.91     $     0.92           (1)%  $    1.00     $     1.01             (1)%
                                   =========     ==========   ==========    =========     ==========    ===========

         (a) Net of amounts deferred related to potential refund obligation.

         Refined products transportation revenues decreased $0.7 million for the quarter ended June 30, 2000, compared with the prior-year quarter, due to a 2% decrease in total refined products volumes delivered. Motor fuel volumes delivered decreased 7% as a result of lower Gulf Coast supply and increased competing refinery production in the south central markets of Louisiana and Arkansas. Additionally, natural gasoline volumes delivered decreased 6% from the 1999 second quarter as a result of unfavorable blending economics for Midwest area refineries. These decreases were partially offset by a 9% increase in jet fuel volumes delivered due primarily to increased demand in the Chicago market, favorable Gulf Coast price differentials and lower competing pipeline supply into the Chicago market. The refined products average tariff per barrel reflects the 1.83% general tariff reduction pursuant to the Producer Price Index for finished goods less 1% ("PPI Index"), effective July 1, 1999. The

Partnership deferred recognition of approximately $0.4 million of revenue during the second quarter of 2000 with respect to potential refund obligations for rates charged in excess of the PPI Index. See further discussion regarding Market Based Rates included in "Other Matters." The general tariff reduction was offset by the increased percentage of long-haul jet fuel deliveries.

         LPGs transportation revenues increased $0.3 million for the quarter ended June 30, 2000, compared with the second quarter of 1999, due primarily to increased deliveries of isobutane to Midwest area refineries as a result of favorable Gulf Coast price differentials. Short haul propane deliveries along the upper Texas Gulf Coast increased 14% as a result of increased petrochemical demand. The decrease in the average tariff per barrel resulted from the increased percentage of short-haul deliveries during the second quarter of 2000.

         Revenues generated from Mont Belvieu operations decreased $0.5 million during the quarter ended June 30, 2000, compared with the second quarter of 1999, primarily due to timing of revenue recognition on storage contracts.

         Other operating revenues increased $0.9 million during the quarter ended June 30, 2000, compared with the prior year quarter, due primarily to a $0.5 million increase on gains realized from product sales attributable to higher market prices in 2000, a $0.3 million increase related to higher amounts of butane received for summer storage, and increased refined products terminaling revenue. These increases were partially offset by decreased refined products rental revenue.

         For the six months ended June 30, 2000, refined products transportation revenues increased $1.8 million, or 3%, compared with the corresponding period in 1999. Continued strong jet fuel demand and favorable Gulf Coast differentials resulted in a 11% increase in jet fuel volumes delivered. The increase in jet fuel deliveries was partially offset by the decrease in motor fuel deliveries during the second quarter noted above, which was partially offset by higher motor fuel volumes delivered during the first quarter of 2000 as a result of lower Midwest refinery production. The Partnership deferred recognition of approximately $0.8 million of revenue during the six months ended June 30, 2000 with respect to potential refund obligations for rates charged in excess of the PPI Index. The increase in the refined products average tariff per barrel resulted primarily from a higher percentage of long-haul deliveries in the upper Midwest market areas.

         LPGs transportation revenues decreased $3.2 million during the six months ended June 30, 2000, compared with the same period in 1999, due primarily to lower propane volumes delivered. Propane deliveries in Midwest and Northeast market areas decreased 18% and 7%, respectively, from the prior year as a result of warmer winter weather during the first quarter of 2000. These decreases were partially offset by a 13% increase in propane deliveries along the upper Texas Gulf Coast as a result of increased petrochemical demand. The decrease in the average tariff per barrel resulted from the decreased percentage of longer-haul propane deliveries to the Midwest and Northeast market areas, coupled with the increase in Gulf Coast propane deliveries during 2000.

         Revenues generated from Mont Belvieu operations increased $1.1 million for the six months ended June 30, 2000, compared with the corresponding period in 1999, due primarily to increased contract storage revenue.

         During the six months ended June 30, 2000, other operating revenues increased $3.0 million, as compared to the same period in 1999, due primarily to a $2.5 million increase on gains realized from product sales attributable to higher market prices in 2000. Also contributing to the increase were increased refined products terminaling revenue and higher amounts of butane received for summer storage. Partially offsetting these increases were decreased refined products rental revenue.

         Costs and expenses increased $1.5 million for the quarter ended June 30, 2000, compared with the second quarter of 1999, primarily due to a $1.2 million increase in operating, general and administrative expenses and a $0.2 million increase in operating fuel and power expense. The increase in operating, general and administrative expenses was attributable to a $0.7 million increase in labor and benefit costs, a $0.6 million increase in general and administrative consulting and legal services, and a $0.2 million volume-related increase in lease cost associated with higher product receipts through the connection with Colonial Pipeline at Beaumont, Texas. These increases were partially offset by a $0.3 million decrease in supplies and materials expense.

         Costs and expenses increased $4.0 million for the six months ended June 30, 2000, compared with the same period in 1999, due to a $3.2 million increase in operating, general and administrative expenses and a $0.9 million increase in operating fuel and power expense. The increase in operating, general and administrative expenses was primarily attributable to $0.9 million of expense recognized in the first quarter of 2000 to write-off project evaluation costs, increased labor and benefit costs, and increased contract labor and consulting services. The write-off of project evaluation costs resulted from the announcement in March 2000 of the Partnership's abandonment of its plan to construct a pipeline from Beaumont, Texas, to Little Rock, Arkansas, in favor of participation in the Centennial Pipeline ("Centennial") joint venture with CMS Energy Corporation and Marathon Ashland Petroleum LLC. Each partner in the Centennial joint venture will own a one-third interest in a 790-mile pipeline system from the Texas Gulf Cost to the Midwest. The increase in operating fuel and power expense resulted from increased refined products transportation volumes delivered, which generally require more power to transport than LPGs volumes.

         Interest expense increased $0.7 million during the quarter and $1.4 million during the six months ended June 30, 2000, compared with the corresponding prior year periods, due to interest expense on the SunTrust term loan to finance construction of the pipelines between Mont Belvieu and Port Arthur, Texas. The increase in interest expense was offset by increased interest cost capitalized of $0.9 million during the quarter and $1.8 million during the six months ended June 30, 2000, compared with the corresponding prior year periods, as a result of higher balances associated with construction in progress of the pipelines between Mont Belvieu and Port Arthur.

         Other income - net increased during both the quarter and six months ended June 30, 2000, compared with the corresponding periods in 1999, due to gains on the sale of right-of-way easements during the second quarter of 2000, coupled with increased interest income earned on cash investments.

CRUDE OIL AND NGLS TRANSPORTATION AND MARKETING SEGMENT

         Margin of the Crude Oil OLP is calculated as revenues generated from crude oil and lube oil sales and crude oil and NGLs transportation less the cost of crude oil and lube oil purchases. Margin is a more meaningful measure of financial performance than operating revenues and operating expenses due to the significant fluctuations in revenues and expense that may occur with changes in the level of marketing activity and the underlying price of crude oil and lube oils.

         Margin and volume information is presented below:

                                          QUARTER ENDED                            SIX MONTHS ENDED
                                             JUNE 30,           PERCENTAGE             JUNE 30,          PERCENTAGE
                                      -----------------------    INCREASE      -----------------------    INCREASE
                                         2000         1999      (DECREASE)        2000         1999      (DECREASE)
                                      ----------   ----------   ----------     ----------   ----------   ----------
Margins (dollars in thousands)
   Crude oil transportation .......   $    4,861   $    4,653            4%    $    9,727   $    8,950            9%
   Crude oil marketing ............        3,338        2,993           12%         5,588        4,989           12%

   NGL transportation .............        1,580        1,556            2%         3,340        2,962           13%

   Lubrication oil sales ..........          746          591           26%         1,371        1,135           21%
                                      ----------   ----------   ----------     ----------   ----------   ----------
     Total margin .................   $   10,525   $    9,793            7%    $   20,026   $   18,036           11%
                                      ==========   ==========   ==========     ==========   ==========   ==========

Barrels per day:
  Crude oil transportation ........       98,468       94,397            4%        97,409       92,508            5%
  Crude oil marketing .............      287,547      253,213           14%       286,525      246,229           16%
  NGL transportation ..............       13,250       13,205           --         13,394       12,054           11%

Lubrication oil volume
(total gallons) ...................    1,295,596    2,150,415          (40)%    3,567,720    4,109,331          (13)%

Margin per barrel:
  Crude oil transportation ........   $    0.543   $    0.542           --     $    0.549   $    0.535            3%
  Crude oil marketing .............   $    0.128   $    0.130           (2)%   $    0.107   $    0.112           (4)%
  NGL transportation ..............   $    1.311   $    1.295            1%    $    1.370   $    1.358            1%

Lubrication oil margin
(per gallon) ......................   $    0.576   $    0.275          109%    $    0.385   $    0.276           39%


         Margin increased $0.7 million during the second quarter of 2000, compared with the second quarter of 1999, comprised of a $0.3 million increase in crude oil marketing activity, a $0.2 million increase in crude oil transportation, and a $0.2 million increase in lubrication oil sales. The increase in crude oil marketing margin resulted from the 14% increase in volumes marketed and gains realized on volumes held in third party pipeline systems. The increase in crude oil transportation margin was primarily attributable to increased volume on the South Texas system which benefited from higher crude oil market prices. The increase in lubrication oil sales and margin resulted from increased volumes of lube products sold, which carry a higher margin. Total lubrication oil volumes decreased 40% from the prior year second quarter due primarily to the discontinuation of fuel oil sales, effective April 2000, as a result of lower margins realized on such products.

         Costs and expenses, excluding expenses associated with purchases of crude oil and petroleum products, increased $0.2 million for the quarter ended June 30, 2000, compared with the second quarter of 1999, as a result of a $0.1 million increase in operating, general, and administrative expenses and a $0.1 million increase in charges for depreciation and amortization. The increase in operating, general, and administrative expenses resulted primarily from increased labor and benefit costs, partially offset by decreased pipeline maintenance costs. The increase in depreciation and amortization expense was due to capital additions.

         Margin increased $2.0 million during the six months ended June 30, 2000, compared with the corresponding period of 1999, comprised of a $0.8 million increase in crude oil transportation, a $0.6 million increase in crude oil marketing, a $0.4 million increase in NGL transportation, and a $0.2 million increase in lubrication oil sales. The increase in crude oil transportation margin was attributable to increased volumes on the South Texas system coupled with higher transportation rates. The increase in crude oil marketing margin resulted from increased volumes marketed. The increase in NGL transportation margin was primarily due to higher prices on loss allowance barrels received on the Dean Pipeline. The increase in lubrication oil sales margin resulted from the reasons described in the second quarter noted above.

         Costs and expenses, excluding expenses associated with purchases of crude oil and petroleum products, increased $1.3 million for the six months ended June 30, 2000, compared with the corresponding period of 1999, as a result of a $1.1 million increase in operating, general, and administrative expenses and a $0.2 million increase in charges for depreciation and amortization. The increase in operating, general, and administrative expenses resulted primarily from increased labor and benefit costs, increased telecommunication costs and increased consulting charges. The increase in depreciation and amortization expense resulted from capital additions placed in service.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the six-month period ended June 30, 2000, totaled $64.5 million, comprised of $54.0 million of income before charges for depreciation and amortization and $10.5 million of cash provided by working capital changes. This compares with cash flows from operations of $45.4 million for the corresponding period in 1999, which was comprised of $53.7 million of income before charges for depreciation and amortization, partially offset by $8.3 million of cash used for working capital changes. The increase of cash from working capital changes during the six-month period ended June 30, 2000, as compared with the same period in 1999, resulted primarily from timing of payments related to crude oil marketing activity and lower inventory balances at June 30, 2000. Net cash from operations for the six months ended June 30, 2000 and 1999, included interest payments related to the Senior Notes and term loans of $16.4 million and $14.9 million, respectively.

         Cash flows used in investing activities during the first six months of 2000 was comprised of $39.1 million of capital expenditures and $2.0 million of additional cash investments. These decreases of cash were partially offset by $1.5 million of proceeds from investment maturities. Cash flows used in investing activities during the first six months of 1999 included $40.3 million of capital expenditures, $2.3 million for the purchase of a 125-mile crude oil system in Southeast Texas, and $2.2 million of additional cash investments. These decreases of cash were offset by $3.8 million of proceeds from maturities of cash investments. During the first six months of 2000 and 1999, capital expenditures included $23.2 million and $28.0 million, respectively, for construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline will be approximately 70 miles in length. Upon completion, the new pipelines will transport ethylene, propylene and natural gasoline. The anticipated completion date is the fourth quarter of 2000. The Partnership has entered into an agreement for turnkey construction of the pipelines and related facilities and has separately entered into agreements for guaranteed throughput commitments. The cost of this project is expected to total approximately $74.5 million.

         The Partnership estimates that capital expenditures for 2000 will total approximately $139 million (including capitalized interest of $4 million). Such amount excludes the Partnership's acquisition of certain assets from ARCO as described below. Approximately $30 million is expected to be used to complete construction of the three new pipelines between Mont Belvieu and Port Arthur and approximately $10 million will be used to replace seven pipelines under the Houston Ship Channel as required by the United States Army Corp of Engineers for the deepening of the channel. Approximately $77 million of planned expenditures are expected to be used in revenue-generating projects, including pipeline acquisitions and construction; with the remaining $18 million being used for life-cycle replacements and upgrading current facilities. Capital expenditures may be financed through internally generated funds, external debt or the issuance of additional limited partner Units.

         The Partnership paid cash distributions of $38.3 million ($0.975 per Limited Partner Unit and Class B Unit) during the six months ended June 30, 2000. Additionally, on July 17, 2000, the Partnership declared a cash distribution of $0.50 per Limited Partner Unit and Class B Unit. The distribution was paid on August 4, 2000 to Unitholders of record on July 31, 2000.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.9 million at June 30, 2000, for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         In May 1999, the Products OLP filed an application with the FERC to charge Market Based Rates for substantially all refined products transportation tariffs. Such application is currently under review by the FERC. The FERC approved a request of the Products OLP waiving the requirement to adjust refined products transportation tariffs pursuant to the PPI Index while its Market Based Rates application is under review. Under the PPI Index, refined products transportation rates in effect on June 30, 1999 would have been reduced by approximately 1.83% effective July 1, 1999. If any portion of the Market Based Rates application is denied by the FERC, the Products OLP has agreed to refund, with interest, amounts collected after June 30, 1999, under the tariff rates in excess of the PPI Index. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At June 30, 2000, the amount deferred for possible rate refunds, including interest, totaled approximately $1.6 million.

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

         On July 21, 2000, the Company completed its previously announced acquisition of certain assets of ARCO Pipe Line Company ("ARCO"), a wholly owned subsidiary of Atlantic Richfield Company, for $318.5 million. The purchase included ARCO's 50-percent ownership interest in Seaway Pipeline Company's ("Seaway") 500-mile, 30-inch diameter pipeline that carries mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing, Oklahoma. The line has a capacity of 350,000 barrels per day. The Partnership assumed ARCO's role as operator of this pipeline. The Company also acquired: (i) ARCO's crude oil terminal facilities in Cushing and Midland, Texas, including the line transfer and pumpover business at each location; (ii) an undivided ownership interest in both the Rancho Pipeline, a 400-mile, 24-inch diameter, crude oil pipeline from West Texas to Houston, and the Basin Pipeline, a 416-mile, crude oil pipeline running from Jal, New Mexico, through Midland to Cushing, both of which are operated by another joint owner; and (iii) the receipt and delivery pipelines known as the West Texas Trunk System, which is located around the Midland terminal. The transaction will be accounted for under the purchase method for accounting purposes.

         On July 14, 2000, the Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to finance the acquisition of assets from ARCO and to repay principal and interest on existing credit facilities, other than the Senior Notes (see Note 5. Long Term Debt). The term loan has a eighteen month maturity and the revolving facility has a three year maturity. The interest rate for the credit agreements is based on the Partnership's option of either SunTrust's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually.

The credit agreements contain restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as debt-to-earnings, interest coverage and capital expenditure coverage ratios.

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

         The Partnership mitigates exposure to commodity price fluctuations by maintaining a balanced position between crude oil purchases and sales. As a hedging strategy to manage crude oil price fluctuations, the Partnership enters into futures contracts on the New York Mercantile Exchange, and makes limited use of other derivative instruments. However, certain basis risks (the risk that price relationships between delivery points, classes of products or delivery periods will change) cannot be completely hedged or eliminated. It is the Partnership's general policy not to acquire crude oil futures contracts or other derivative products for the purpose of speculating on price changes, however, the Partnership may take limited speculative positions to capitalize on crude oil price fluctuations. Any contracts held for trading purposes or speculative positions are accounted for using the mark-to-market method. Under this methodology, contracts are adjusted to market value, and the gains and losses are recognized in current period income. Risk management policies have been established by the Risk Management Committee to monitor and control these market risks. The Risk Management Committee is comprised of senior executives of the Partnership. Market risks associated with commodity derivatives were not material at June 30, 2000.

         At June 30, 2000, the Products OLP had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). Additionally, the Products OLP had a $38 million bank loan outstanding from SunTrust Bank. The SunTrust loan bears interest at a fixed rate of 6.53% and is payable in full in April 2001. At June 30, 2000, the estimated fair value of the Senior Notes and the SunTrust loan was approximately $363.5 million and $37.7 million, respectively.

         At June 30, 2000, the Products OLP had $45.0 million outstanding under a variable interest rate term loan and the Crude Oil OLP had $3.0 million outstanding under its revolving credit agreement. The interest rates for these credit facilities are based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Utilizing the balances of variable interest rate debt outstanding at June 30, 2000, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is approximately $0.5 million.

         On July 14, 2000, the Partnership entered into a $75 million term loan and a $475 million revolving credit facility. Under these credit facilities, the Partnership refinanced all outstanding amounts related to fixed rate and variable rate credit facilities, other than the Senior Notes, on July 21, 2000. The interest rate under the new credit facilities is based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. On July 21, 2000, the Partnership entered into a three year swap agreement to partially hedge its exposure on the new variable rate credit facilities. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, the Partnership will pay a fixed rate of interest of 7.17% and will receive a floating rate based on a three month USD LIBOR rate.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  Exhibit
                  Number                    Description
                  ------                    -----------

                  2.1 Amended and Restated Purchase Agreement By and Between Atlantic Richfield Company and Texas Eastern Products Pipeline Company With Respect to the Sale of ARCO Pipeline Company, dated as of May 10, 2000.

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

                  *10.31 Credit Agreement between TEPPCO Partners, L.P., SunTrust Bank, and Certain Lenders, dated July 14, 2000.

                  22.1     Subsidiaries of the Partnership (Filed as Exhibit
                           22.1 to the Registration Statement of TEPPCO
                           Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                  *27 Financial Data Schedule as of and for the six months ended June 30, 2000.

                    *  Filed herewith.

         (b) Reports on Form 8-K filed during the quarter ended June 30, 2000: None.

Items 1, 2, 3, 4 and 5 of Part II were not applicable and have been omitted.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

                                TEPPCO Partners, L.P.
                                (Registrant)

                                By: Texas Eastern Products Pipeline Company, LLC
                                    General Partner

                                            /s/ CHARLES H. LEONARD
                                            ----------------------
                                              Charles H. Leonard
                                            Senior Vice President,
                                            Chief Financial Officer
                                                 and Treasurer

Date:  August 10, 2000

                                 EXHIBIT INDEX


                  Exhibit
                  Number                    Description
                  ------                    -----------
                  2.1      Amended and Restated Purchase Agreement By and
                           Between Atlantic Richfield Company and Texas Eastern
                           Products Pipeline Company With Respect to the Sale of
                           ARCO Pipeline Company, dated as of May 10, 2000.

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

                  *10.31   Credit Agreement between TEPPCO Partners, L.P.,
                           SunTrust Bank, and Certain Lenders, dated July 14,
                           2000.

                  22.1     Subsidiaries of the Partnership (Filed as Exhibit
                           22.1 to the Registration Statement of TEPPCO
                           Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                  *27 Financial Data Schedule as of and for the six months ended June 30, 2000.


                ----------

                    *  Filed herewith.