Form 10-Q
period 2000-09-30
TEPPCO PARTNERS LP
filed 2000-11-13
CIK 857644

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              TEPPCO PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         2000             1999
                                                                    --------------   --------------
                                                                     (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents .....................................   $       25,015   $       32,593
  Accounts receivable, trade ....................................          248,007          205,766
  Inventories ...................................................           20,223           16,766
  Other .........................................................            6,085            7,884
                                                                    --------------   --------------
     Total current assets .......................................          299,330          263,009
                                                                    --------------   --------------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $243,576 and $220,467) .......          852,173          720,919
Equity investments ..............................................          237,628               --
Intangible assets ...............................................           37,934           34,926
Other assets ....................................................           35,903           22,519
                                                                    --------------   --------------
     Total assets ...............................................   $    1,462,968   $    1,041,373
                                                                    ==============   ==============

                        LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued liabilities ......................   $      246,503   $      201,660
  Accounts payable, general partner .............................            4,534            4,741
  Accrued interest ..............................................           14,736           13,297
  Other accrued taxes ...........................................           11,329            8,822
  Other .........................................................           23,496           14,972
                                                                    --------------   --------------
     Total current liabilities ..................................          300,598          243,492
                                                                    --------------   --------------
Senior Notes ....................................................          389,776          389,753
Other long-term debt ............................................          433,000           66,000
Other liabilities and deferred credits ..........................            3,720            3,073
Minority interest ...............................................            3,399            3,429
Redeemable Class B Units held by related party ..................          105,500          105,859
Partners' capital:
General partner's interest ......................................              696              657
Limited partners' interests .....................................          226,279          229,110
                                                                    --------------   --------------
     Total partners' capital ....................................          226,975          229,767
                                                                    --------------   --------------
     Total liabilities and partners' capital ....................   $    1,462,968   $    1,041,373
                                                                    ==============   ==============


          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                          THREE MONTHS     THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                              ENDED           ENDED             ENDED            ENDED
                                                          SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                               2000            1999             2000             1999
                                                          -------------    -------------    -------------    -------------
Operating revenues:
  Sales of crude oil and petroleum products ...........   $     686,732    $     497,758    $   2,059,160    $   1,118,288
  Transportation - Refined products ...................          29,483           33,448           90,198           92,397
  Transportation - LPGs ...............................          14,477            9,484           47,961           46,173
  Transportation - crude oil and NGLs .................           7,932            2,963           15,834            8,499
  Equity Earnings - Seaway Crude Pipeline Company .....           9,325               --            9,325               --
  Mont Belvieu operations .............................           3,015            3,329           10,369            9,584
  Other - Net .........................................           8,259            7,386           24,772           20,868
                                                          -------------    -------------    -------------    -------------
    Total operating revenues ..........................         759,223          554,368        2,257,619        1,295,809
                                                          -------------    -------------    -------------    -------------

Costs and expenses:
  Purchases of crude oil and petroleum products .......         679,459          490,604        2,039,763        1,098,634
  Operating, general and administrative ...............          27,735           24,358           77,303           69,661
  Operating fuel and power ............................           8,838            8,238           24,677           23,225
  Depreciation and amortization .......................           9,154            8,163           25,740           24,456
  Taxes - other than income taxes .....................           2,805            2,599            7,986            7,942
                                                          -------------    -------------    -------------    -------------
    Total costs and expenses ..........................         727,991          533,962        2,175,469        1,223,918
                                                          -------------    -------------    -------------    -------------

    Operating income ..................................          31,232           20,406           82,150           71,891

Interest expense ......................................         (15,967)          (8,085)         (32,949)         (23,407)
Interest capitalized ..................................           1,551              705            3,816            1,194
Other income - net ....................................             548              481            2,180            1,612
                                                          -------------    -------------    -------------    -------------
    Income before minority interest ...................          17,364           13,507           55,197           51,290
Minority interest .....................................            (175)            (137)            (557)            (519)
                                                          -------------    -------------    -------------    -------------

    Net Income ........................................   $      17,189    $      13,370    $      54,640    $      50,771
                                                          =============    =============    =============    =============

Net Income Allocation:
Limited Partner Unitholders ...........................   $      11,995    $       9,367    $      39,491    $      38,965
Class B Unitholder ....................................           1,619            1,265            5,333            5,262
General Partner .......................................           3,575            2,738            9,816            6,544
                                                          -------------    -------------    -------------    -------------
    Total net income allocated ........................   $      17,189    $      13,370    $      54,640    $      50,771
                                                          =============    =============    =============    =============

Basic and diluted net income per Limited Partner
      and Class B Unit ................................   $        0.41    $        0.32    $        1.36    $        1.34
                                                          =============    =============    =============    =============

Weighted average Limited Partner and Class B Units
   outstanding ........................................          32,917           32,917           32,917           32,917



          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         NINE MONTHS      NINE MONTHS
                                                                                            ENDED            ENDED
                                                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                                                            2000             1999
                                                                                        -------------    -------------
Cash flows from operating activities:
 Net income .........................................................................   $      54,640    $      50,771
 Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization .....................................................          25,740           24,456
  Equity in (income) loss of affiliates .............................................          (8,370)             339
  Noncash portion of interest expense ...............................................           1,475              236
  Increase in accounts receivable, trade ............................................         (34,619)         (68,883)
  Increase in inventories ...........................................................          (3,006)            (732)
  Decrease (increase) in other current assets .......................................           2,205             (520)
  Increase in accounts payable and accrued expenses .................................          48,989           64,987
  Other .............................................................................          (9,087)          (1,522)
                                                                                        -------------    -------------
    Net cash provided by operating activities .......................................          77,967           69,132
                                                                                        -------------    -------------

Cash flows from investing activities:
  Proceeds from cash investments ....................................................           1,475            3,840
  Purchases of cash investments .....................................................          (2,000)          (3,235)
  Payment for the purchase of the ARCO assets, net of cash received .................        (322,640)              --
  Purchase of crude oil assets ......................................................          (7,843)          (2,250)
  Investments in Centennial Pipeline Company ........................................          (2,984)              --
  Capital expenditures ..............................................................         (53,272)         (60,427)
                                                                                        -------------    -------------
    Net cash used in investing activities ...........................................        (387,264)         (62,072)
                                                                                        -------------    -------------

Cash flows from financing activities:
  Proceeds from term loan and revolving credit facility .............................         453,000           33,000
  Debt issuance costs ...............................................................          (7,074)              --
  Repayments on term loan and revolving credit facility .............................         (86,000)          (5,000)
  Distributions .....................................................................         (58,207)         (50,954)
                                                                                        -------------    -------------
    Net cash used in financing activities ...........................................         301,719          (22,954)
                                                                                        -------------    -------------

Net decrease in cash and cash equivalents ...........................................          (7,578)         (15,894)

Cash and cash equivalents at beginning of period ....................................          32,593           47,423
                                                                                        -------------    -------------
Cash and cash equivalents at end of period ..........................................   $      25,015    $      31,529
                                                                                        =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
  Interest paid during the period (net of capitalized interest) .....................   $      27,709    $      28,501



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

         On March 31, 2000, Texas Eastern Products Pipeline Company, a Delaware corporation and general partner of the Partnership and the Operating Partnerships, was converted into Texas Eastern Products Pipeline Company, LLC (the "Company" or "General Partner"), a Delaware limited liability company. Additionally on March 31, 2000, Duke Energy Corporation ("Duke Energy"), contributed its ownership of the General Partner to Duke Energy Field Services, LLC ("DEFS"). DEFS is a joint venture between Duke Energy and Phillips Petroleum Company. Duke Energy holds a majority interest in DEFS.

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

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of September 30, 2000, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of results of operations for the full year 2000. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts from the prior year have been reclassified to conform to current presentation.

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

         Basic net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Limited Partner Units and Class B Units outstanding (a total of 32,916,547 Units as of September 30, 2000 and 1999). The General Partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 6. Cash Distributions). The General Partner was allocated $9.8 million (representing 17.96%) and $6.5 million (representing 12.89%) of net income for the nine months ended September 30, 2000, and 1999, respectively.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


         Diluted net income per Unit is similar to the computation of basic net income per Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For the quarters ended September 30, 2000 and 1999, the denominator was increased by 23,877 Units and 26,142 Units, respectively. For the nine months ended September 30, 2000 and 1999, the denominator was increased by 21,193 Units and 19,595 Units, respectively.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for and disclosures of derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137 to delay the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Partnership will adopt this standard, as amended, effective January 1, 2001. The Partnership is currently evaluating the impact of this statement and believes its implementation will not have a material impact on its financial condition and results of operations.

NOTE 3. ACQUISITIONS

         On July 20, 2000, the Company completed its previously announced acquisition of ARCO Pipe Line Company ("ARCO"), a wholly owned subsidiary of Atlantic Richfield Company, for $322.6 million, which included $4.1 million of acquisition related costs (see Note 5. Long Term Debt). The purchase included ARCO's 50-percent ownership interest in Seaway Crude Pipeline Company's ("Seaway") pipeline that carries mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing, Oklahoma. The Partnership assumed ARCO's role as operator of this pipeline. The Company also acquired: (i) ARCO's crude oil terminal facilities in Cushing and Midland, Texas, including the line transfer and pumpover business at each location; (ii) an undivided ownership interest in both the Rancho Pipeline, a crude oil pipeline from West Texas to Houston, and the Basin Pipeline, a crude oil pipeline running from Jal, New Mexico, through Midland to Cushing, both of which are operated by another joint owner; and (iii) the receipt and delivery pipelines known as the West Texas Trunk System, which is located around the Midland terminal. The transaction was accounted for under the purchase method for accounting purposes (see Note 9. Subsequent Events).

         The following table presents unaudited pro forma results of the Partnership as though the acquisition of the ARCO assets occurred at the beginning of the periods (in thousands, except per Unit amounts).

                                                     QUARTER ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
  Revenues ..................................   $  763,649   $  571,268   $2,286,906   $1,341,205
  Net Income ................................       18,431       14,862       53,512       50,302
  Basic and diluted net income per Limited
      Partner and Class B Unit ..............   $     0.44   $     0.36   $     1.33   $     1.33

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


NOTE 4. INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                            SEPTEMBER 30,   DECEMBER 31,
                                 2000           1999
                            -------------   ------------
Gasolines ...............   $         776   $      3,270
Propane .................              --            223
Butanes .................           1,761            605
Fuel oil ................             303            386
Crude oil ...............          10,839          6,627
Other products ..........           3,067          2,301
Materials and supplies ..           3,477          3,354
                            -------------   ------------
          Total .........   $      20,223   $     16,766
                            =============   ============

         The costs of inventories were lower than market at September 30, 2000, and December 31, 1999.

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

OTHER LONG TERM DEBT AND CREDIT FACILITIES

         In connection with the purchase of fractionation assets from DEFS as of March 31, 1998, TEPPCO Colorado, LLC received a $38 million bank loan from SunTrust Bank ("SunTrust"). The interest rate on this loan was 6.53%, which was payable quarterly. The original maturity date was April 21, 2001. This loan was refinanced by the Partnership on July 21, 2000, through the credit facility discussed below.

         On May 17, 1999, the Products OLP entered into a five-year $75 million term loan agreement to finance construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. This loan was refinanced by the Partnership on July 21, 2000, through the credit facility discussed below.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


         On May 17, 1999, the Products OLP entered into a five-year $25 million revolving credit agreement and TEPPCO Crude Oil, LLC ("TCO") entered into a three-year $30 million revolving credit agreement. Both of the credit facilities were terminated in connection with the refinancing on July 21, 2000 discussed below. The Products OLP did not make any borrowings under this revolving credit facility. TCO had a $3 million principal amount outstanding under its revolving credit agreement as of July 21, 2000.

         On July 14, 2000, the Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to finance the acquisition of assets from ARCO (see Note 3. Acquisitions) and to refinance existing credit facilities, other than the Senior Notes. The term loan has an eighteen month maturity and the revolving facility has a three year maturity. The interest rate for the credit agreements is based on the Partnership's option of either SunTrust's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. The credit agreements contain restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as debt-to-earnings, interest coverage and capital expenditure coverage ratios. At September 30, 2000, the interest rate on the $75 million term loan was 8.39%. At September 30, 2000, $358 million was outstanding under the revolving credit facility at a weighted average interest rate of 8.33%.

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

                                                                                               GENERAL
                                                                              UNITHOLDERS      PARTNER
                                                                              -----------    -----------
Quarterly Cash Distribution per Unit:
   Up to Minimum Quarterly Distribution ($0.275 per Unit) .................            98%             2%
   First Target - $0.276 per Unit up to $0.325 per Unit ...................            85%            15%
   Second Target - $0.326 per Unit up to $0.45 per Unit ...................            75%            25%
   Over Second Target - Cash distributions greater than $0.45 per Unit ....            50%            50%


         The following table reflects the allocation of total distributions paid for the nine month periods ended September 30, 2000 and 1999 (in thousands, except per Unit amounts).

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------
                                                               2000             1999
                                                          --------------   --------------
Limited Partner Units .................................   $       42,775   $       39,875
1% General Partner Interest ...........................              491              451
General Partner Incentive .............................            8,576            5,323
                                                          --------------   --------------
      Total Partners' Capital Cash Distributions ......           51,842           45,649
Class B Units .........................................            5,777            4,790
Minority Interest .....................................              588              515
                                                          --------------   --------------
      Total Cash Distributions Paid ...................   $       58,207   $       50,954
                                                          ==============   ==============

Total Cash Distributions Paid Per Unit ................   $        1.475   $        1.375
                                                          ==============   ==============

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


         The table above includes the fourth quarter 1998 pro rata cash distribution paid on February 5, 1999, to the Class B Limited Partner Units for the 61-day period from the issuance on November 1, 1998. On October 13, 2000, the Partnership declared a cash distribution of $0.525 per Limited Partner Unit and Class B Unit for the quarter ended September 30, 2000. The distribution was paid on November 3, 2000, to Unitholders of record on October 31, 2000.

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

         The Crude Oil OLP gathers, stores, transports and markets crude oil principally in Oklahoma, Texas and the Rocky Mountain region; operates two trunkline NGL pipelines in South Texas; and distributes lube oils and specialty chemicals to industrial and commercial accounts. The Crude Oil OLP's gathering, transportation and storage assets include approximately 2,400 miles of pipeline and 1.6 million barrels of storage. On July 20, 2000, the Partnership completed its acquisition of assets from ARCO (see Note 3. Acquisitions). The acquisition was accounted for under the purchase method of accounting. The results of the acquisition have been included in the Crude Oil OLP segment since the purchase on July 20, 2000.

         The table below includes interim financial information by business segment for the interim periods ended September 30, 2000 and 1999 (in thousands):

                                          THREE MONTHS ENDED SEPTEMBER 30, 2000          THREE MONTHS ENDED SEPTEMBER 30, 1999
                                      --------------------------------------------    --------------------------------------------
                                        PRODUCTS       CRUDE OIL                        PRODUCTS       CRUDE OIL
                                          OLP             OLP         CONSOLIDATED        OLP             OLP         CONSOLIDATED
                                      ------------    ------------    ------------    ------------    ------------    ------------
Unaffiliated revenues .............   $     53,110    $    706,113    $    759,223    $     53,647    $    500,721    $    554,368
Operating expenses, including .....         29,495         689,342         718,837          29,670         496,129         525,799
       power
Depreciation and amortization .....          6,908           2,246           9,154           6,774           1,389           8,163
       expense
                                      ------------    ------------    ------------    ------------    ------------    ------------
      Operating income ............         16,707          14,525          31,232          17,203           3,203          20,406
Interest expense, net .............         (7,899)         (6,517)        (14,416)         (7,287)            (93)         (7,380)
Other income, net .................            318              55             373             243             101             344
                                      ------------    ------------    ------------    ------------    ------------    ------------
      Net income ..................   $      9,126    $      8,063    $     17,189    $     10,159    $      3,211    $     13,370
                                      ============    ============    ============    ============    ============    ============

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


                                NINE MONTHS ENDED SEPTEMBER 30, 2000            NINE MONTHS ENDED SEPTEMBER 30, 1999
                            --------------------------------------------    --------------------------------------------
                              PRODUCTS       CRUDE OIL                        PRODUCTS       CRUDE OIL
                                OLP             OLP         CONSOLIDATED        OLP             OLP         CONSOLIDATED
                            ------------    ------------    ------------    ------------    ------------    ------------
Unaffiliated revenues ...   $    171,176    $  2,086,443    $  2,257,619    $    169,022    $  1,126,787    $  1,295,809
Operating expenses,
 including power .........        88,367       2,061,362       2,149,729          84,713       1,114,749       1,199,462
Depreciation and
amortization expense ....         20,565           5,175          25,740          20,307           4,149          24,456
                            ------------    ------------    ------------    ------------    ------------    ------------
      Operating income ..         62,244          19,906          82,150          64,002           7,889          71,891
Interest expense, net ...        (22,376)         (6,757)        (29,133)        (22,098)           (115)        (22,213)
Other income, net .......          1,284             339           1,623             817             276           1,093
                            ------------    ------------    ------------    ------------    ------------    ------------
      Net income ........   $     41,152    $     13,488    $     54,640    $     42,721    $      8,050    $     50,771
                            ============    ============    ============    ============    ============    ============


                                           AS OF SEPTEMBER 30, 2000                   AS OF SEPTEMBER 30, 1999
                                 -------------------------------------------  ------------------------------------------
                                   PRODUCTS      CRUDE OIL                      PRODUCTS      CRUDE OIL
                                     OLP            OLP        CONSOLIDATED       OLP            OLP        CONSOLIDATED
                                 ------------   ------------   ------------   ------------   ------------   ------------
Identifiable assets ..........   $    742,246   $    720,722   $  1,462,968   $    711,527   $    298,749   $  1,010,276
Accounts receivable, trade ...         18,729        229,278        248,007         15,606        166,818        182,424
Accounts payable and
 accrued liabilities .........   $     10,380   $    236,123   $    246,503   $      5,794   $    173,557   $    179,351


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

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.8 million at September 30, 2000 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         On May 11, 1999, the Products OLP filed an application with the FERC seeking a determination that the Products OLP did not have market power in any of its refined products origin or destination markets, which application if approved by the FERC, would have allowed the Products OLP to charge market-based rates. Protests of the application were filed by three intervenors challenging the application with respect to four destination markets and two origin markets. The FERC issued an Order dated July 31, 2000, which held that the Products OLP would be permitted to implement market-based rates in those markets that were not subject to a protest. With respect to the protested markets, the FERC set those for hearing to determine if the Products OLP has the ability to exercise significant market power in the four protested destination markets and one of the two protested origin markets. The FERC directed FERC staff to convene a conference regarding the other origin market. Following the issuance of the FERC order, the Products OLP and the protesting shippers resolved their differences regarding the protested markets. An offer of settlement between the Products OLP and the protesting shippers was submitted to the FERC on October 19, 2000 and is currently pending approval by the FERC. The terms of the offer of settlement basically provide that (i) the Products OLP shall be deemed to have withdrawn its application for market-based rates in its Little Rock, Arkansas destination market and its Arcadia, Louisiana destination market and (ii) the protestants shall be deemed to have withdrawn their protest with respect to the remaining destination markets and both origin markets. On November 8, 2000, FERC staff filed comments on the Partnership's Offer of Settlement requesting that hearings be held in the contested origin and destination markets. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At September 30, 2000, the amount deferred for possible rate refunds, including interest, totaled approximately $1.9 million. If the Offer of Settlement is approved by the FERC, the Partnership will recognize as revenue approximately $1.2 million of the previously deferred revenue as of September 30, 2000.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At September 30, 2000, the Partnership had approximately 27.7 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


         In accordance with Title 49, Code of Federal Regulations, Part 195, Subpart G, the Partnership is required to have an Operator Qualification Program implemented by April, 2001. As part of the program, Company employees or contractor employees working on behalf of the Partnership who perform certain tasks will have to be trained, evaluated and approved by the Partnership as being qualified prior to the performance of their assigned tasks. Additionally, each Company employee or contractor employee must be trained to recognize and react to any abnormal operating conditions which occur during the performance of their assigned task. The Partnership has not determined the impact that the implementation of such program will have.

NOTE 9. SUBSEQUENT EVENTS

         On October 16, 2000 the Partnership received a settlement notice from ARCO for payment of a net aggregate amount of approximately $12.9 million in post-closing adjustments related to the purchase of the ARCO assets. A large portion of the requested adjustment relates to ARCO's indemnity for payment of accrued income taxes. The Partnership intends to dispute vigorously a substantial portion of the adjustments. The Partnership does not believe that payment of any amount ultimately determined would have a material adverse impact on the Partnership's financial condition.

         On October 25, 2000 the Partnership completed the issuance of 3.7 million Limited Partner Units at $25.0625 per Unit. The net proceeds from the offering totaled approximately $88.5 million and was used to repay the $75 million principal amount of the term loan with SunTrust and $11 million of the outstanding principal amount of the revolving credit facility with SunTrust. The offering brings the total number of Limited Partner and Class B Units outstanding to 36.6 million. The Partnership granted the underwriters of the offering an option until November 18, 2000, to purchase up to an additional 555,000 Limited Partner Units to cover over-allotments related to this offering.

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

         On July 20, 2000, the Company completed its previously announced acquisition of ARCO Pipe Line Company ("ARCO"), a wholly owned subsidiary of Atlantic Richfield Company, for $322.6 million, which included $4.1 million of acquisition related costs. The purchase included ARCO's 50-percent ownership interest in Seaway Pipeline Company's ("Seaway") 500-mile, 30-inch diameter pipeline that carries mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing, Oklahoma. The line has a capacity of 350,000 barrels per day. The Partnership assumed ARCO's role as operator of this pipeline. The Company also acquired: (i) ARCO's crude oil terminal facilities in Cushing and Midland, Texas, including the line transfer and pumpover business at each location; (ii) an undivided ownership interest in both the Rancho Pipeline, a 400-mile, 24-inch diameter, crude oil pipeline from West Texas to Houston, and the Basin Pipeline, a 416-mile, crude oil pipeline running from Jal, New Mexico, through Midland to Cushing, both of which are operated by another joint owner; and (iii) the receipt and delivery pipelines known as the West Texas Trunk System, which is located around the Midland terminal. The transaction was accounted for under the purchase method for accounting purposes. The results of operations of assets acquired have been included in the Crude Oil OLP segment since the purchase on July 20, 2000.

RESULTS OF OPERATIONS

         Summarized below is financial data by business segment (in thousands):

                                                               QUARTER ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                          -----------------------   -----------------------
                                                             2000         1999         2000         1999
                                                          ----------   ----------   ----------   ----------
Operating revenues:
    Refined Products and LPGs Transportation ..........   $   53,110   $   53,647   $  171,176   $  169,022
    Crude Oil and NGLs Transportation and Marketing ...      706,113      500,721    2,086,443    1,126,787
                                                          ----------   ----------   ----------   ----------
       Total operating revenues .......................      759,223      554,368    2,257,619    1,295,809
                                                          ----------   ----------   ----------   ----------

Operating income:
   Refined Products and LPGs Transportation ...........       16,707       17,203       62,244       64,002
   Crude Oil and NGLs Transportation and Marketing ....       14,525        3,203       19,906        7,889
                                                          ----------   ----------   ----------   ----------
       Total operating income .........................       31,232       20,406       82,150       71,891
                                                          ----------   ----------   ----------   ----------

Net income:
    Refined Products and LPGs Transportation ..........        9,126       10,159       41,152       42,721
    Crude Oil and NGLs Transportation and Marketing ...        8,063        3,211       13,488        8,050
                                                          ----------   ----------   ----------   ----------
      Total net income ................................   $   17,189   $   13,370   $   54,640   $   50,771
                                                          ----------   ----------   ----------   ----------

         Net income for the quarter ended September 30, 2000, was $17.2 million, compared with net income of $13.4 million for the 1999 third quarter. The increase in net income resulted from a $4.9 million increase of net income by the crude oil and NGLs transportation and marketing segment, partially offset by a $1.0 million decrease of net income by the refined products and LPGs transportation segment. The increase in net income of the crude oil and NGLs transportation and marketing segment was primarily due to $4.9 million of net income generated by the ARCO assets, and a $1.5 million increase in margin, partially offset by a $1.3 million increase in operating, general and administrative expenses. The decrease in net income of the refined products and LPGs transportation segment was primarily due to a $0.6 million increase in interest expense (net of capitalized interest) and a $0.5 million decrease in operating revenues.

         For the nine months ended September 30, 2000, the Partnership reported net income of $54.6 million, compared with net income of $50.8 million for the first nine months of 1999. Net income of the crude oil and NGLs transportation and marketing segment increased $5.4 million, which was partially offset by a $1.6 million decrease in net income of the refined products and LPGs transportation segment. The increase in net income of the crude oil and NGLs transportation and marketing segment was primarily due to $4.9 million of net income generated by the ARCO assets and a $3.5 million increase in margin, partially offset by a $2.3 million increase in operating, general and administrative expenses and a $0.4 million increase in interest expense. The decrease in net income in the refined products and LPGs transportation segment was primarily due to a $3.9 million increase in total costs and expenses, partially offset by a $2.2 million increase in operating revenues and a $0.5 million increase in other income - net. See discussion below of factors affecting net income for the comparative periods by business segment.

REFINED PRODUCTS AND LPGS TRANSPORTATION SEGMENT

         Volume and average rate information for 2000 and 1999 is presented below:

                                        QUARTER ENDED                              NINE MONTHS ENDED
                                        SEPTEMBER 30,           PERCENTAGE             SEPTEMBER 30,           PERCENTAGE
                                 ---------------------------     INCREASE       ---------------------------     INCREASE
                                     2000           1999        (DECREASE)          2000           1999        (DECREASE)
                                 ------------   ------------   ------------     ------------   ------------   ------------
VOLUMES DELIVERED
(in thousands of barrels)
    Refined products .........         32,490         35,883             (9%)         97,216         99,856             (3%)
    LPGs .....................          9,058          6,404             41%          27,385         25,943              6%
    Mont Belvieu operations ..          5,506          8,000            (31%)         19,154         20,767             (8%)
                                 ------------   ------------   ------------     ------------   ------------   ------------
        Total ................         47,054         50,287             (6%)        143,755        146,566             (2%)
                                 ============   ============   ============     ============   ============   ============

AVERAGE RATE PER BARREL
    Refined products (a) .....   $       0.91   $       0.93             (2%)   $       0.93   $       0.93             --
    LPGs .....................           1.60           1.48              8%            1.75           1.78             (2%)
    Mont Belvieu operations ..           0.16           0.15              7%            0.15           0.16             (6%)
        Average system rate
           per barrel ........   $       0.95   $       0.88              8%    $       0.98   $       0.97              1%
                                 ============   ============   ============     ============   ============   ============

         (a) Net of amounts deferred related to potential refund obligation.

         Refined products transportation revenues decreased $4.0 million for the quarter ended September 30, 2000, compared with the prior-year quarter, due to a 9% decrease in total refined products volumes delivered and a 2% decrease in the refined products average rate per barrel. Motor fuel volumes delivered decreased 12% as a result of unfavorable price differentials and a local refinery expansion in the West Memphis market. Additionally, distillate volumes delivered decreased 14% due to lower demand in the Midwest area and unfavorable price differentials. Natural gasoline volumes delivered decreased 22% from the 1999 third quarter as a result of unfavorable blending economics for Midwest area refineries. These decreases were partially offset by a 42% increase in methyl tertiary butyl ether ("MTBE") volumes delivered at the Partnership's marine terminal near Beaumont, Texas, due to higher production from a facility that is connected to the Pipeline System near Baytown, Texas.

         LPGs transportation revenues increased $5.0 million for the quarter ended September 30, 2000, compared with the third quarter of 1999, due primarily to increased deliveries of propane to the Midwest and Northeast area as a result of favorable differentials, late summer fill programs by customers, and higher demand. Isobutane deliveries increased as a result of lower Canadian imports to Midwest area refineries. The average rate per barrel increased 8% from the prior year as a result of an increased percentage of long-haul deliveries during the third quarter of 2000.

         Revenues generated from Mont Belvieu operations decreased $0.3 million during the quarter ended September 30, 2000, compared with the third quarter of 1999, as a result of decreased shuttle deliveries of propane, which was partially offset by higher contract storage revenues.

         Other operating revenues decreased $1.3 million during the quarter ended September 30, 2000, compared with the prior year quarter, due primarily to a $1.5 million decrease on gains realized from product sales. This decrease was partially offset by increased custody transfers and increased location exchange revenue.

         For the nine months ended September 30, 2000, refined products transportation revenues decreased $2.2 million compared with the corresponding period in 1999. Natural gasoline volumes delivered decreased 8% from the prior year as a result of unfavorable blending economics for Midwest area refineries. Distillate volumes delivered decreased 7% from the prior year due to lower demand in the Midwest area. Motor fuel volumes delivered decreased 5% primarily due to a local refinery expansion in the West Memphis market. These decreases were partially offset by strong jet fuel demand in the Midwest area resulting in a 6% increase in jet fuel volumes delivered. The Partnership deferred recognition of approximately $1.1 million of revenue during the nine months ended September 30, 2000 with respect to potential refund obligations for rates charged in excess of the PPI Index. During the third quarter of 1999, the Partnership deferred $0.4 million for such potential refund obligations.

         LPGs transportation revenues increased $1.8 million during the nine months ended September 30, 2000, compared with the same period in 1999, due primarily to higher propane volumes delivered. Propane deliveries in Midwest and Northeast market areas increased from the prior year due to favorable differentials, summer fill programs during the third quarter of 2000, and higher demand. Also, butane deliveries increased due to favorable differentials in the Chicago market area.

         Revenues generated from Mont Belvieu operations increased $0.8 million for the nine months ended September 30, 2000, compared with the corresponding period in 1999, due primarily to increased contract storage revenue, partially offset by decreased shuttle deliveries of propane.

         During the nine months ended September 30, 2000, other operating revenues increased $1.7 million, as compared to the same period in 1999, due primarily to a $1.0 million increase on gains realized from product sales attributable to higher market prices in 2000. Also contributing to the increase were increased refined products terminaling revenue and increased LPG custody transfer revenue. Partially offsetting these increases were decreased refined products storage revenues.

         Costs and expenses decreased slightly for the quarter ended September 30, 2000, compared with the third quarter of 1999, primarily due to a $0.5 million decrease in operating, general and administrative expenses, largely offset by a $0.3 million increase in operating fuel and power expense and a $0.1 increase in depreciation and amortization expense. The decrease in operating, general and administrative expenses resulted primarily from a decrease in outside services due to reduced pipeline maintenance costs and lower Year 2000 related contract labor and lower insurance premiums. These decreases were partially offset by an increase in legal expenses associated with the Centennial Pipeline ("Centennial") joint venture formation.

         Costs and expenses increased $3.9 million for the nine months ended September 30, 2000, compared with the same period in 1999, due to a $2.7 million increase in operating, general and administrative expenses and a $1.2 million increase in operating fuel and power expense. The increase in operating, general and administrative expenses was primarily attributable to $0.9 million of expense recognized in the first quarter of 2000 to write-off project evaluation costs, increased labor and benefit costs, and increased contract labor and consulting services. The write-off of project evaluation costs resulted from the announcement in March 2000 of the Partnership's abandonment of its plan to construct a pipeline from Beaumont, Texas, to Little Rock, Arkansas, in favor of participation in the Centennial joint venture.

         Interest expense increased $1.5 million during the quarter and $2.9 million during the nine months ended September 30, 2000, compared with the corresponding prior year periods, as a result of interest expense on the SunTrust term loan to finance construction of the pipelines between Mont Belvieu and Port Arthur, Texas. Additionally, amortization of debt issuance costs increased $0.6 million during the third quarter of 2000, and $0.7 million during the nine months ended September 30, 2000, compared with the corresponding prior year periods. The increase in interest expense was offset by increased interest cost capitalized of $0.8 million during the quarter and $2.6 million during the nine months ended September 30, 2000, compared with the corresponding prior year periods, as a result of higher balances associated with construction in progress of the pipelines between Mont Belvieu and Port Arthur.

         Other income - net increased during both the quarter and nine months ended September 30, 2000, compared with the corresponding periods in 1999, due to gains on the sale of right-of-way easements during the second quarter of 2000, coupled with increased interest income earned on cash investments.

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

         Margin and volume information for 2000 and 1999 is presented below (in thousands, except per barrel and per gallon amounts):

                                             QUARTER ENDED                                NINE MONTHS ENDED
                                             SEPTEMBER 30,           PERCENTAGE              SEPTEMBER 30,          PERCENTAGE
                                      ---------------------------     INCREASE       ---------------------------     INCREASE
                                          2000           1999        (DECREASE)          2000           1999        (DECREASE)
                                      ------------   ------------   ------------     ------------   ------------   ------------
 Margins:
    Crude oil transportation ......   $      6,769   $      4,456             52%    $     16,496   $     13,406             23%
    Crude oil marketing ...........          3,863          3,461             12%           9,451          8,450             12%
    Crude oil terminaling .........          1,849             --             --            1,849             --             --
    NGL transportation ............          1,802          1,592             13%           5,142          4,554             13%
    Lubrication oil sales .........            922            607             52%           2,293          1,742             32%
                                      ------------   ------------   ------------     ------------   ------------   ------------
      Total margin ................   $     15,205   $     10,116             50%    $     35,231   $     28,152             25%
                                      ============   ============   ============     ============   ============   ============

 Total barrels:
    Crude oil transportation ......         13,016          8,352             56%          30,952         25,156             23%
    Crude oil marketing ...........         23,424         23,300              1%          75,842         68,272             11%
    Crude oil terminaling .........         22,000             --             --           22,000             --             --
    NGL transportation ............          1,422          1,320              8%           3,859          3,502             10%

 Lubrication oil volume (total
     gallons) .....................          1,999          2,290            (13%)          5,566          6,423            (13%)

 Margin per barrel:
   Crude oil transportation .......   $      0.520   $      0.534             (3%)   $      0.533   $      0.533             --
   Crude oil marketing ............   $      0.165   $      0.149             11%    $      0.125   $      0.124              1%
   Crude oil terminaling ..........   $      0.084             --             --     $      0.084             --             --
   NGL transportation .............   $      1.267   $      1.206              5%    $      1.332   $      1.301              2%

 Lubrication oil margin
    (per gallon) ..................   $      0.461   $      0.265             74%    $      0.412   $      0.271             52%

         Margin increased $5.1 million during the third quarter of 2000, compared with the third quarter of 1999. The increase was comprised of a $2.3 million increase in crude oil transportation; a $1.8 million increase in crude oil terminaling attributable to pumpover fees charged at Midland, Texas, and Cushing, Oklahoma, related to the assets acquired from ARCO; a $0.4 million increase in crude oil marketing activity; a $0.3 million increase in lubrication oil sales; and a $0.2 million increase in NGL transportation. The increase in crude oil transportation margin was primarily attributable to $1.7 million of margin contributed by the ARCO assets acquired and $0.6 million increase due to increased volume on the South Texas system, which benefited from higher crude oil market prices. The increase in crude oil marketing margin resulted from an increase in volumes marketed and gains realized on volumes held in third party pipeline systems. The increase in lubrication oil margin resulted from increased volumes of lube products sold, which carry a higher margin. Total lubrication oil volumes decreased 13% from the prior year third quarter due primarily to the discontinuation of fuel oil sales, effective April 2000, as a result of lower margins realized on such products. The increase in NGL transportation margin was attributable to increased volumes and higher tariffs.

         Other revenues of the Crude Oil OLP include $9.3 million of equity earnings in Seaway Crude Pipeline and $2.1 million of revenue related to documentation and other services to support customer's trading activity at Midland, Texas, and Cushing, Oklahoma. Such revenues were added to the Partnership's business on July 20, 2000, with the assets acquired from ARCO.

         Margin increased $7.1 million during the nine months ended September 30, 2000, compared with the corresponding period of 1999. The increase was comprised of a $3.1 million increase in crude oil transportation, $1.8 million in crude oil terminaling associated with the assets acquired from ARCO, a $1.0 million increase in crude oil marketing, a $0.6 million increase in NGL transportation, and a $0.5 million increase in lubrication oil sales. The increase in crude oil transportation margin was attributable to $1.7 million of margin contributed by the ARCO assets acquired and $1.4 million due to increased volumes and higher transportation rates on the South Texas system. The increase in crude oil marketing margin resulted from increased volumes marketed. The increase in NGL transportation margin was primarily due to increased volumes and higher prices on loss allowance barrels received on the Dean Pipeline. The increase in lubrication oil sales margin resulted from the factors noted previously.

         Costs and expenses, excluding expenses associated with purchases of crude oil and petroleum products, increased $5.2 million for the quarter ended September 30, 2000, compared with the third quarter of 1999, attributable primarily to $3.8 million in costs and expenses from the ARCO assets acquired, and a $1.3 million increase in other operating, general and administrative expenses. The costs and expenses associated with the assets acquired from ARCO included $2.6 million in operating, general and administrative expenses, $0.7 million in depreciation and amortization charges, $0.4 million in operating fuel and power, and $0.1 million in taxes, other than income taxes. The remaining increase in operating, general and administrative expenses of the Crude Oil OLP resulted primarily from pipeline maintenance on the South Texas System, additional operating costs associated with asset acquisitions in North Texas, and increased labor related costs.

         Costs and expenses, excluding expenses associated with purchases of crude oil and petroleum products, increased $6.5 million for the nine months ended September 30, 2000, compared with the corresponding period of 1999. The increase includes $3.8 million in costs and expenses from the ARCO assets acquired as noted above. The remaining increase resulted primarily from a $2.4 million increase in operating, general and administrative expenses, and a $0.3 million increase in charges for depreciation and amortization. The increase in operating, general and administrative expenses resulted primarily from pipeline system maintenance on the South Texas System in the third quarter, increased labor and benefit costs, and increased general and administrative expenses for telecommunications and contract labor charges.

         Interest expense increased $6.4 million during the quarter and $6.6 million during the nine months ended September 30, 2000, compared with the corresponding prior year periods, due primarily to interest expense on the SunTrust term loan and revolving credit facility to finance the acquisition of assets from ARCO.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the nine-month period ended September 30, 2000, totaled $78.0 million, comprised of $80.4 million of income before charges for depreciation and amortization and $2.4 million of cash used for working capital changes. This compares with cash flows from operations of $69.1 million for the corresponding period in 1999, which was comprised of $75.2 million of income before charges for depreciation and amortization, partially offset by $6.1 million of cash used for working capital changes. Net cash from operations for the nine months ended September 30, 2000 and 1999, included interest payments of $27.7 million and $28.5 million, respectively.

         Cash flows used in investing activities during the first nine months of 2000 was primarily comprised of $322.6 million for the purchase of assets from ARCO, $53.3 million of capital expenditures, $7.8 million for crude oil systems purchased in North Texas and $3.0 million of cash contributions for the Partnership's initial interest in the Centennial joint venture. Cash flows used in investing activities during the first nine months of 1999 included $60.4 million of capital expenditures and $2.3 million for the purchase of a crude oil system in Southeast Texas. During the first nine months of 2000 and 1999, capital expenditures included $29.6 million and $39.7 million, respectively, for construction of three new pipelines between the Partnership's terminal in Mont Belvieu, Texas and Port Arthur, Texas. The project includes three 12-inch diameter common-carrier pipelines and associated facilities. Each pipeline is approximately 70 miles in length. The new pipelines will transport ethylene, propylene and natural gasoline. Pipeline construction was completed in the mid-part of the 2000 third quarter. The Partnership has entered into agreements for guaranteed throughput commitments, which begin in November 2000. The cost of this project totaled approximately $74.5 million.

         The Partnership estimates that capital expenditures for 2000 will total approximately $80 million (including capitalized interest of $4 million). Approximately $30 million was used to complete construction of the three new pipelines between Mont Belvieu and Port Arthur and approximately $6 million will be used to replace seven pipelines under the Houston Ship Channel as required by the United States Army Corp of Engineers for the deepening of the channel. Approximately $17 million of planned expenditures are expected to be used in revenue-generating projects, including pipeline acquisitions and construction; with the remaining $23 million being used for life-cycle replacements and upgrading current facilities. Capital expenditures may be financed through internally generated funds, external debt or the issuance of additional Limited Partner Units.

         On July 14, 2000, the Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to finance the acquisition of assets from ARCO and to repay principal and interest on existing credit facilities, other than the Senior Notes (see Note 5. Long Term Debt). The term loan has an eighteen month maturity and the revolving facility has a three year maturity. The interest rate for the credit agreements is based on the Partnership's option of either SunTrust's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. The credit agreements contain restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as debt-to-earnings, interest coverage and capital expenditure coverage ratios. At September 30, 2000, the interest rate on the $75 million term loan was 8.39%. At September 30, 2000, $358 million was outstanding under the revolving credit facility at a weighted average interest rate of 8.33%.

         The Partnership paid cash distributions of $58.2 million ($1.475 per Limited Partner Unit and Class B Unit) during the nine months ended September 30, 2000. Additionally, on October 13, 2000, the Partnership declared a cash distribution of $0.525 per Limited Partner Unit and Class B Unit. The distribution was paid on November 3, 2000, to Unitholders of record on October 31, 2000.

         On October 25, 2000 the Partnership completed the issuance of 3.7 million Limited Partner Units at $25.0625 per Unit. The net proceeds from the offering totaled approximately $88.5 million and was used to repay the $75 million principal amount of the term loan with SunTrust and $11 million of the outstanding principal amount of the revolving credit facility with SunTrust. The offering brings the total number of Limited Partner and Class B Units outstanding to 36.6 million. The Partnership granted the underwriters of the offering an option until November 18, 2000, to purchase up to an additional 555,000 Limited Partner Units to cover over-allotments related to this offering.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.8 million at September 30, 2000, for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         On May 11, 1999, the Products OLP filed an application with the FERC seeking a determination that the Products OLP did not have market power in any of its refined products origin or destination markets, which application if approved by the FERC would have allowed the Products OLP to charge market-based rates. Protests of the application were filed by three intervenors challenging the application with respect to four destination markets and two origin markets. The FERC issued an Order dated July 31, 2000, which held that the Products OLP would be permitted to implement market-based rates in those markets that were not subject to a protest. With respect to the protested markets, the FERC set those for hearing to determine if the Products OLP has the ability to exercise significant market power in the four protested destination markets and one of the two protested origin markets. The FERC directed FERC staff to convene a conference regarding the other origin market. Following the issuance of the FERC order, the Products OLP and the protesting shippers resolved their differences regarding the protested markets. An offer of settlement between the Products OLP and the protesting shippers was submitted to the FERC on October 19, 2000 and is currently pending approval by the FERC. The terms of the offer of settlement basically provide that (i) the Products OLP shall be deemed to have withdrawn its application for market-based rates in its Little Rock, Arkansas destination market and its Arcadia, Louisiana destination market and (ii) the protestants shall be deemed to have withdrawn their protest with respect to the remaining destination markets and both origin markets. On November 8, 2000, FERC staff filed comments on the Partnership's Offer of Settlement requesting that hearings be held in the contested origin and destination markets. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. At September 30, 2000, the amount deferred for possible rate refunds, including interest, totaled approximately $1.9 million. If the Offer of Settlement is approved by the FERC, the Partnership will recognize as revenue approximately
$1.2 million of the previously deferred revenue as of September 30, 2000.

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

         In March 2000, the Partnership, CMS Energy Corporation and Marathon Ashland Petroleum LLC announced an agreement to form a limited liability company that will own and operate an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each of the companies will own a one-third interest in the limited liability company. The Partnership's participation in this joint venture is in lieu of its previously announced expansion plan to construct a new pipeline from Beaumont, Texas, to Little Rock, Arkansas. The Partnership recognized $0.9 million of expense in March 2000 to write-off project evaluation costs related to the abandoned construction plan. In September 2000, the Partnership contributed $3.0 million for its initial capital contribution in the joint venture.

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

         On October 16, 2000 the Partnership received a settlement notice from ARCO for payment of a net aggregate amount of approximately $12.9 million in post-closing adjustments related to the purchase of the ARCO assets. A large portion of the requested adjustment relates to ARCO's indemnity for payment of accrued income taxes. The Partnership intends to dispute vigorously a substantial portion of the adjustments. The Partnership does not believe that payment of any amount ultimately determined would have a material adverse impact on the Partnership's financial condition.

         The matters discussed herein include "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that the Partnership expects or anticipates will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Partnership's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Partnership's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Partnership, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Partnership. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that actual results or developments anticipated by the Partnership will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Partnership or its business or operations. For additional discussion of such risks and uncertainties, see TEPPCO Partners, L.P.'s 1999 Annual Report on Form 10-K and other filings made by the Partnership with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership may be exposed to market risk through changes in commodity prices and interest rates as discussed below. The Partnership has no foreign exchange risks.

         The Partnership mitigates exposure to commodity price fluctuations by maintaining a balanced position between crude oil purchases and sales. As a hedging strategy to manage crude oil price fluctuations, the Partnership enters into futures contracts on the New York Mercantile Exchange, and makes limited use of other derivative instruments. However, certain basis risks (the risk that price relationships between delivery points, classes of products or delivery periods will change) cannot be completely hedged or eliminated. It is the Partnership's general policy not to acquire crude oil futures contracts or other derivative products for the purpose of speculating on price changes, however, the Partnership may take limited speculative positions to capitalize on crude oil price fluctuations. Any contracts held for trading purposes or speculative positions are accounted for using the mark-to-market method. Under this methodology, contracts are adjusted to market value, and the gains and losses are recognized in current period income. Risk management policies have been established by the Risk Management Committee to monitor and control these market risks. The Risk Management Committee is comprised of senior executives of the Partnership. Market risks associated with commodity derivatives were not material at September 30, 2000.

         At September 30, 2000, the Products OLP had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). At September 30, 2000, the estimated fair value of the Senior Notes was approximately $367 million.

         At September 30, 2000, the Partnership had $433 million outstanding under a variable interest rate term loan and revolving credit agreement. The interest rate under these credit facilities are based on the borrower's option of either SunTrust Bank's prime rate, the federal funds rate or LIBOR rate in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. Utilizing the balances of variable interest rate debt outstanding at September 30, 2000, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is approximately $4.3 million.

         On July 21, 2000, the Partnership entered into a three year swap agreement to partially hedge its exposure on the new variable rate credit facilities. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, the Partnership will pay a fixed rate of interest of 7.17% and will receive a floating rate based on a three month USD LIBOR rate. At September 30, 2000, the estimated fair value of the swap agreement was a loss of approximately $4.3 million.

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

                  10.14 Contribution Agreement between Duke Energy Transport and Trading Company and TEPPCO Partners, L.P., dated October 15, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.15 Guaranty Agreement by Duke Energy Natural Gas Corporation for the benefit of TEPPCO Partners, L.P., dated November 30, 1998, effective November 1, 1998 (Filed as Exhibit
                                    3.3 to Form 10-K of TEPPCO Partners, L.P.
                                    (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.16 Letter Agreement regarding Payment Guarantees of Certain Obligations of TCTM, L.P. between Duke Capital Corporation and TCTM, L.P., dated November 30, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.17 Form of Employment Agreement between the Company and Ernest P. Hagan, Thomas R. Harper, David L. Langley, Charles H. Leonard and James C. Ruth, dated December 1, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.18 Agreement Between Owner and Contractor between TE Products Pipeline Company, Limited Partnership and Eagleton Engineering Company, dated February 4, 1999 (Filed as
                                    Exhibit 10.21 to Form 10-Q of TEPPCO
                                    Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.19 Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit
                                    10.22 to Form 10-Q of TEPPCO Partners, L.P.
                                    (Commission File No. 1-10403) for the
                                    quarter ended March 31, 1999 and
                                    incorporated herein by reference).

                  10.20 Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.21 Texas Eastern Products Pipeline Company Retention Incentive Compensation Plan, effective January 1, 1999 (Filed as Exhibit
                                    10.24 to Form 10-Q of TEPPCO Partners, L.P.
                                    (Commission File No. 1-10403) for the
                                    quarter ended March 31, 1999 and
                                    incorporated herein by reference).

                  10.22 Form of Employment and Non-Compete Agreement between the Company and Samuel N. Brown, J. Michael Cockrell, William S. Dickey, and Sharon S. Stratton effective January 1, 1999 (Filed as Exhibit 10.29 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

                  10.23 Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as
                                    Exhibit 10.30 to Form 10-Q of TEPPCO
                                    Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

                  10.24 Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as
                                    Exhibit 10.31 to Form 10-Q of TEPPCO
                                    Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

                  10.25 Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

                  10.26 Credit Agreement between TEPPCO Partners, L.P., SunTrust Bank, and Certain Lenders, dated July 14, 2000 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2000 and incorporated herein by reference).

                  *10.27 Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan.

                  22.1              Subsidiaries of the Partnership (Filed as
                                    Exhibit 22.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

                  *27 Financial Data Schedule as of and for the nine months ended September 30, 2000.

----------
                  * Filed herewith.


(b)      Reports on Form 8-K filed during the quarter ended September 30, 2000:

                  Report dated July 21, 2000, on Form 8-K was filed on August 4, 2000, pursuant to Item 2. and Item 7. of such form.

Items 1, 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

                                       TEPPCO Partners, L.P.
                                       (Registrant)

                                       By: Texas Eastern Products Pipeline
                                           Company, LLC as General Partner

                                               /s/ WILLIAM L. THACKER
                                       --------------------------------------
                                                 William L. Thacker
                                       President and Chief Executive Officer

                                                /s/ CHARLES H. LEONARD
                                       --------------------------------------
                                                  Charles H. Leonard
                                       Senior Vice President, Chief Financial
                                              Officer and Treasurer


Date: November 13, 2000

                               INDEX TO EXHIBITS

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

                  10.14             Contribution Agreement between Duke Energy
                                    Transport and Trading Company and TEPPCO
                                    Partners, L.P., dated October 15, 1998
                                    (Filed as Exhibit 3.3 to Form 10-K of TEPPCO
                                    Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.15             Guaranty Agreement by Duke Energy Natural
                                    Gas Corporation for the benefit of TEPPCO
                                    Partners, L.P., dated November 30, 1998, effective November 1, 1998 (Filed as Exhibit
                                    3.3 to Form 10-K of TEPPCO Partners, L.P.
                                    (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.16             Letter Agreement regarding Payment
                                    Guarantees of Certain Obligations of TCTM,
                                    L.P. between Duke Capital Corporation and
                                    TCTM, L.P., dated November 30, 1998 (Filed as Exhibit 3.3 to Form 10-K of TEPPCO
                                    Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.17             Form of Employment Agreement between the
                                    Company and Ernest P. Hagan, Thomas R.
                                    Harper, David L. Langley, Charles H. Leonard and James C. Ruth, dated December 1, 1998
                                    (Filed as Exhibit 3.3 to Form 10-K of TEPPCO
                                    Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

                  10.18             Agreement Between Owner and Contractor
                                    between TE Products Pipeline Company,
                                    Limited Partnership and Eagleton Engineering
                                    Company, dated February 4, 1999 (Filed as
                                    Exhibit 10.21 to Form 10-Q of TEPPCO
                                    Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.19             Services and Transportation Agreement
                                    between TE Products Pipeline Company,
                                    Limited Partnership and Fina Oil and
                                    Chemical Company, BASF Corporation and BASF
                                    Fina Petrochemical Limited Partnership,
                                    dated February 9, 1999 (Filed as Exhibit
                                    10.22 to Form 10-Q of TEPPCO Partners, L.P.
                                    (Commission File No. 1-10403) for the
                                    quarter ended March 31, 1999 and
                                    incorporated herein by reference).

                  10.20             Call Option Agreement, dated February 9,
                                    1999 (Filed as Exhibit 10.23 to Form 10-Q of
                                    TEPPCO Partners, L.P. (Commission File No.
                                    1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

                  10.21             Texas Eastern Products Pipeline Company
                                    Retention Incentive Compensation Plan,
                                    effective January 1, 1999 (Filed as Exhibit
                                    10.24 to Form 10-Q of TEPPCO Partners, L.P.
                                    (Commission File No. 1-10403) for the
                                    quarter ended March 31, 1999 and
                                    incorporated herein by reference).

                  10.22 Form of Employment and Non-Compete Agreement between the Company and Samuel N. Brown, J.
                                    Michael Cockrell, William S. Dickey, and
                                    Sharon S. Stratton effective January 1, 1999
                                    (Filed as Exhibit 10.29 to Form 10-Q of
                                    TEPPCO Partners, L.P. (Commission File No.
                                    1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

                  10.23             Texas Eastern Products Pipeline Company
                                    Non-employee Directors Unit Accumulation
                                    Plan, effective April 1, 1999 (Filed as
                                    Exhibit 10.30 to Form 10-Q of TEPPCO
                                    Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

                  10.24             Texas Eastern Products Pipeline Company
                                    Non-employee Directors Deferred Compensation
                                    Plan, effective November 1, 1999 (Filed as
                                    Exhibit 10.31 to Form 10-Q of TEPPCO
                                    Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

                  10.25             Texas Eastern Products Pipeline Company
                                    Phantom Unit Retention Plan, effective
                                    August 25, 1999 (Filed as Exhibit 10.32 to
                                    Form 10-Q of TEPPCO Partners, L.P.
                                    (Commission File No. 1-10403) for the
                                    quarter ended September 30, 1999 and
                                    incorporated herein by reference).

                  10.26             Credit Agreement between TEPPCO Partners,
                                    L.P., SunTrust Bank, and Certain Lenders, dated July 14, 2000 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P.
                                    (Commission File No. 1-10403) for the
                                    quarter ended June 30, 2000 and incorporated herein by reference).

                  *10.27            Texas Eastern Products Pipeline Company, LLC
                                    2000 Long Term Incentive Plan.

                  22.1              Subsidiaries of the Partnership (Filed as
                                    Exhibit 22.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File
                                    No. 33-32203) and incorporated herein by reference).

                  *27 Financial Data Schedule as of and for the nine months ended September 30, 2000.

----------
                  * Filed herewith.