Form 10-Q
period 2001-03-31
TEPPCO PARTNERS LP
filed 2001-05-09
CIK 857644

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

                      FOR THE QUARTER ENDED MARCH 31, 2001


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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              TEPPCO PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         2001             2000
                                                                                     ------------     ------------
                                                                                     (UNAUDITED)
                                                             ASSETS
Current assets:
  Cash and cash equivalents .....................................................    $     16,812     $     27,096
  Accounts receivable, trade ....................................................         264,844          303,394
  Inventories ...................................................................          27,361           24,784
  Other .........................................................................           9,221            8,123
                                                                                     ------------     ------------
     Total current assets .......................................................         318,238          363,397
                                                                                     ------------     ------------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $260,345 and $251,165) .......................         969,917          949,705
Equity investments ..............................................................         238,295          241,648
Intangible assets ...............................................................          36,746           38,388
Other assets ....................................................................          33,341           29,672
                                                                                     ------------     ------------
     Total assets ...............................................................    $  1,596,537     $  1,622,810
                                                                                     ============     ============

                                                LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities ......................................    $    264,333     $    293,720
  Accounts payable, general partner .............................................           6,393            6,637
  Accrued interest ..............................................................           7,134           18,633
  Other accrued taxes ...........................................................           8,797           10,501
  Other .........................................................................          26,525           28,780
                                                                                     ------------     ------------
     Total current liabilities ..................................................         313,182          358,271
                                                                                     ------------     ------------
Senior Notes ....................................................................         389,791          389,784
Other long-term debt ............................................................         413,000          446,000
Other liabilities and deferred credits ..........................................          10,538            3,991
Minority interest ...............................................................           4,883            4,296
Redeemable Class B Units held by related party ..................................         105,547          105,411
Partners' capital:
  General partner's interest ....................................................           2,749            1,824
  Limited partners' interests ...................................................         369,211          313,233
  Accumulated other comprehensive loss ..........................................         (12,364)              --
                                                                                     ------------     ------------
     Total partners' capital ....................................................         359,596          315,057
                                                                                     ------------     ------------
     Total liabilities and partners' capital ....................................    $  1,596,537     $  1,622,810
                                                                                     ============     ============

          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                                      THREE MONTHS     THREE MONTHS
                                                          ENDED           ENDED
                                                        MARCH 31,       MARCH 31,
                                                          2001            2000
                                                      ------------     ------------
Operating revenues:
  Sales of crude oil and petroleum products ......    $    707,481     $    682,785
  Transportation - Refined products ..............          26,181           28,030
  Transportation - LPGs ..........................          24,999           23,117
  Transportation - crude oil and NGLs ............          10,909            4,129
  Mont Belvieu operations ........................           2,897            4,471
  Other - Net ....................................          12,768            8,160
                                                      ------------     ------------
    Total operating revenues .....................         785,235          750,692
                                                      ------------     ------------

Costs and expenses:
  Purchases of crude oil and petroleum products ..         698,576          677,413
  Operating, general and administrative ..........          27,950           24,234
  Operating fuel and power .......................           8,614            7,513
  Depreciation and amortization ..................           9,907            8,247
  Taxes - other than income taxes ................           3,882            2,518
                                                      ------------     ------------
    Total costs and expenses .....................         748,929          719,925
                                                      ------------     ------------

    Operating income .............................          36,306           30,767

Interest expense .................................         (16,294)          (8,434)
Interest capitalized .............................             345            1,010
Equity earnings - Seaway Crude Pipeline Company ..           5,206               --
Other income - net ...............................             434              782
                                                      ------------     ------------
    Income before minority interest ..............          25,997           24,125
Minority interest ................................            (262)            (244)
                                                      ------------     ------------

    Net Income ...................................    $     25,735     $     23,881
                                                      ============     ============

Net Income Allocation:
Limited Partner Unitholders ......................    $     18,611     $     17,533
Class B Unitholder ...............................           2,192            2,368
General Partner ..................................           4,932            3,980
                                                      ------------     ------------
    Total net income allocated ...................    $     25,735     $     23,881
                                                      ============     ============

Basic and diluted net income per Limited Partner
      and Class B Unit ...........................    $       0.55     $       0.60
                                                      ============     ============

Weighted average Limited Partner and Class B Units
   outstanding ...................................          37,889           32,917


          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                                      THREE MONTHS     THREE MONTHS
                                                                         ENDED            ENDED
                                                                        MARCH 31,       MARCH 31,
                                                                          2001             2000
                                                                      ------------     ------------
Cash flows from operating activities:
 Net income ......................................................    $     25,735     $     23,881
  Depreciation and amortization ..................................           9,907            8,247
  Earnings in equity investments, net of distributions ...........           6,300              (78)
  Noncash portion of interest expense ............................             520               98
  Decrease (increase) in accounts receivable, trade ..............          38,550          (37,507)
  Decrease (increase) in inventories .............................          (2,577)           4,737
  Increase in other current assets ...............................          (1,099)            (588)
  Increase (decrease) in accounts payable and accrued expenses ...         (51,236)          29,856
  Other ..........................................................          (3,475)             124
                                                                      ------------     ------------
    Net cash provided by operating activities ....................          22,625           28,770
                                                                      ------------     ------------

Cash flows from investing activities:
  Proceeds from cash investments .................................           1,000               --
  Purchase of crude oil assets ...................................         (20,000)              --
  Proceeds from the sale of assets ...............................           1,300               --
  Investment in Centennial Pipeline Company ......................          (2,947)              --
  Capital expenditures ...........................................         (10,940)         (18,013)
                                                                      ------------     ------------
    Net cash used in investing activities ........................         (31,587)         (18,013)
                                                                      ------------     ------------

Cash flows from financing activities:
  Proceeds from term loan and revolving credit facility ..........           8,000           20,000
  Repayment on revolving credit facility .........................         (41,000)              --
  Proceeds form the issuance of Limited Partner Units, net .......          54,588               --
  General Partner contributions ..................................           1,114               --
  Distributions ..................................................         (24,024)         (18,305)
                                                                      ------------     ------------
    Net cash provided by (used in) financing activities ..........          (1,322)           1,695
                                                                      ------------     ------------

Net increase (decrease) in cash and cash equivalents .............         (10,284)          12,452

Cash and cash equivalents at beginning of period .................          27,096           32,593
                                                                      ------------     ------------
Cash and cash equivalents at end of period .......................    $     16,812     $     45,045
                                                                      ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
  Interest paid during the period (net of capitalized interest) ..    $     26,656     $     13,835
                                                                      ============     ============

          See accompanying Notes to Consolidated Financial Statements.

                             TEPPCO PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

         TEPPCO Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed in March 1990. The Partnership operates through TE Products Pipeline Company, Limited Partnership (the "Downstream Segment") and TCTM, L.P. (the "Upstream Segment"). Collectively the Downstream Segment and the Upstream Segment are referred to as "the Operating Partnerships." The Partnership owns a 99% interest as the sole limited partner in both the Downstream Segment and Upstream Segment.

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

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of March 31, 2001, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results of operations for the full year 2001. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts from the prior year have been reclassified to conform to current presentation.

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

         Basic net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Limited Partner Units and Class B Units outstanding (a total of 37.9 million Units for the three months ended March 31, 2001, and 32.9 million Units for the three months ended March 31, 2000). The General Partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 7. Quarterly Distributions of Available Cash). The General Partner was allocated $4.9 million (representing 19.17%) and $4.0 million (representing 16.66%) of net income for the three months ended March 31, 2001, and 2000, respectively.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)



         Diluted net income per Unit is similar to the computation of basic net income per Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For the quarters ended March 31, 2001 and 2000, the denominator was increased by 26,180 Units and 19,457 Units, respectively.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

         Adoption of SFAS 133 at January 1, 2001 resulted in the recognition of $10.1 million of derivative liabilities, $4.1 million of which are included in current liabilities and $6.0 million of which are included in other noncurrent liabilities on the Partnership's balance sheet, and $10.1 million of hedging losses included in accumulated other comprehensive loss, a component of Partners' capital, as the cumulative effect of the change in accounting principle. The hedging losses included in accumulated other comprehensive loss will be transferred to earnings as the forecasted transactions actually occur. Approximately $4.1 million of the loss included in accumulated other comprehensive loss as of January 1, 2001 is anticipated to be transferred into earnings over the next twelve months. The cumulative effect of the accounting change had no effect on the Partnership's net income or its earnings per Unit amounts for the quarter ended March 31, 2001. Amounts were determined as of January 1, 2001 based on quoted market values, the Partnership's portfolio of derivative instruments, and the Partnership's measurement of hedge effectiveness.

         From time to time, the Partnership has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks and its crude oil marketing activities to achieve a more predictable cash flow by reducing its exposure to interest rate and crude oil price fluctuations. These transactions generally are swaps and forwards and are entered into with major financial institutions or commodities trading institutions. Derivative financial instruments used in the Partnership's Upstream Segment are intended to reduce the Partnership's exposure to fluctuations in the market price of crude oil, while derivative financial instruments related to the Partnership's interest rate risks are intended to reduce the Partnership's exposure to increases in the benchmark interest rates underlying the Partnership's variable rate revolving credit facility. Through December 31, 2000, gains and losses from financial instruments used in the Partnership's Upstream Segment have been recognized in revenues for the periods to which the derivative financial instruments relate and gain and losses from its interest rate financial instruments have been recognized in interest expense for the periods to which the derivative financial instrument relate.

         As of March 31, 2001, the Upstream Segment had open positions on certain speculative option contracts. During the three months ended March 31, 2001, a loss of $13,000 was recognized on such contracts.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)



         Also as of March 31, 2001, the Partnership had in place an interest rate swap agreement to hedge its exposure to increases in the benchmark interest rate underlying the variable rate revolving credit facilities. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, the Partnership pays a fixed rate of interest of 7.17% and receives a floating rate based on a three month USD LIBOR rate. The interest rate swap is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. During the quarter ended March 31, 2001, the Partnership recognized $0.8 million in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring in the first quarter of 2001. No gain or loss from ineffectiveness was required to be recognized. The fair value of the interest rate swap agreement was a loss of approximately $13.7 million at March 31, 2001. Approximately $6.1 million (inclusive of the $4.1 million related to the cumulative effect of the accounting change not yet recognized) of such amount is anticipated to be transferred into earnings over the next twelve months.

         During the first quarter of 2001, the Partnership executed three treasury rate lock agreements to hedge its exposure to increases in the treasury rate that will be used to establish the fixed interest rate for the debt offering that is probable to occur in the second quarter of 2001. The treasury rate lock agreements are based on notional amounts of $200 million, $100 million and $100 million. Under the treasury rate lock agreements, the Partnership pays a fixed rate of interest of 5.0%, 4.9% and 4.8%, respectively, and receives a floating rate based on the three month treasury rate. The treasury rate locks are designated as cash flow hedges, therefore, the changes in fair value, to the extent the treasury rate locks are effective, are recognized in other comprehensive income until the actual debt offering occurs. Upon completion of the debt offering, the realized gain or loss on the treasury rate locks will be amortized out of accumulated other comprehensive income into interest expense over the life of the debt obligation. The fair value of the three treasury rate locks was a gain of approximately $1.3 million at March 31, 2001.

NOTE 3. ACQUISITIONS

         On July 20, 2000, the Partnership completed an acquisition of ARCO Pipe Line Company ("ARCO"), a wholly owned subsidiary of Atlantic Richfield Company, for $322.6 million, which included $4.1 million of acquisition related costs. The purchase included ARCO's 50-percent ownership interest in Seaway Crude Pipeline Company ("Seaway"), which owns a pipeline that carries mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing, Oklahoma, and from a marine terminal at Texas City, Texas to refineries in the Texas City and Houston areas. The Partnership assumed ARCO's role as operator of this pipeline. The Partnership also acquired: (i) ARCO's crude oil terminal facilities in Cushing and Midland, Texas, including the line transfer and pumpover business at each location; (ii) an undivided ownership interest in both the Rancho Pipeline, a crude oil pipeline from West Texas to Houston, and the Basin Pipeline, a crude oil pipeline running from Jal, New Mexico, through Midland to Cushing, both of which are operated by another joint owner; and (iii) the receipt and delivery pipelines known as the West Texas Trunk System, which is located around the Midland terminal. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of the acquisition are included in the consolidated statements of income from July 20, 2000.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)



         The following table presents the unaudited pro forma results of the Partnership as though the acquisition of ARCO occurred at the beginning of 2000 (in thousands, except per Unit amounts).


                                                                             QUARTER ENDED
                                                                             MARCH 31, 2000

               Revenues................................................         $758,197
               Net Income..............................................           22,302
               Basic and diluted net income per Limited
                   Partner and Class B Unit............................         $   0.56

NOTE 4. INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):


                                   MARCH 31,      DECEMBER 31,
                                     2001            2000
                                 ------------     ------------
Crude oil ..................     $     15,070     $     14,635
Gasolines ..................            4,197            3,795
Butanes ....................              454              267
Fuel oil ...................              242               82
Other products .............            3,650            2,693
Materials and supplies .....            3,748            3,312
                                 ------------     ------------
          Total ............     $     27,361     $     24,784
                                 ============     ============

         The costs of inventories did not exceed market values at March 31, 2001, and December 31, 2000.

NOTE 5. EQUITY INVESTMENTS

         Seaway is a partnership between the Upstream Segment and Phillips Petroleum Company ("Phillips"). The Upstream Segment purchased its 50-percent ownership interest in Seaway on July 20, 2000 (see Note 3. Acquisitions). The Seaway Crude Pipeline Company Partnership Agreement provides for varying participation ratios throughout the life of the Seaway Partnership. From July 20, 2000, through May 2002, the Upstream Segment receives 80% of revenue and expense of Seaway. From June 2002 until May 2006, the Upstream Segment receives 60% of revenue and expense of Seaway. Thereafter, the sharing ratio becomes 40% of revenue and expense to the Upstream Segment.


         The Partnership uses the equity method of accounting for its investment in Seaway. Summarized financial information for Seaway as of and for the three months ended March 31, 2001 is presented below (in thousands):


Current assets .............     $     23,960
Non current assets .........          286,264
Current liabilities ........            2,395
Partners' capital ..........          307,829
Revenues ...................           15,486
Net income .................     $      6,978

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

OTHER LONG TERM DEBT AND CREDIT FACILITIES

         On July 14, 2000, the Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to finance the acquisition of the ARCO assets (see Note 3. Acquisitions) and to refinance existing credit facilities, other than the Senior Notes. The term loan was repaid from proceeds received from the issuance of additional Limited Partner Units on October 25, 2000. The revolving facility has a three year maturity. The interest rate is based on the Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreements contain restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios. At March 31, 2001, $413 million was outstanding under the revolving credit facility at a weighted average interest rate of 6.4% (see Note 11. Subsequent Events).

         On July 21, 2000, the Partnership entered into a three year swap agreement to hedge its exposure on the variable rate credit facilities. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, the Partnership pays a fixed rate of interest of 7.17% and receives a floating rate based on a three month USD LIBOR rate.

NOTE 7. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

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

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)


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

         The following table reflects the allocation of total distributions paid for the three month periods ended March 31, 2001 and 2000 (in thousands, except per Unit amounts).


                                                              THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------
                                                                 2001             2000
                                                             ------------      ------------
Limited Partner Units .................................      $     17,167      $     13,775
1% General Partner Interest ...........................               194               158
General Partner Incentive .............................             4,364             2,327
                                                             ------------      ------------
      Total Partners' Capital Cash Distributions ......            21,725            16,260
Class B Units .........................................             2,056             1,860
Minority Interest .....................................               243               185
                                                             ------------      ------------
      Total Cash Distributions Paid ...................      $     24,024      $     18,305
                                                             ============      ============

Total Cash Distributions Paid Per Unit ................      $      0.525      $      0.475
                                                             ============      ============

         On April 20, 2001, the Partnership declared a cash distribution of $0.525 per Limited Partner Unit and Class B Unit for the quarter ended March 31, 2001. The distribution was paid on May 4, 2001, to Unitholders of record on April 30, 2001.

NOTE 8. SEGMENT DATA

         The Partnership operates in two segments: refined products and LPGs transportation, which operates through the Downstream Segment; and crude oil and NGLs transportation and marketing, which operates through the Upstream Segment.

         The Downstream Segment is involved in the interstate transportation, storage and terminaling of petroleum products and LPGs, intrastate transportation of petrochemicals and the fractionation of NGLs. Revenues are derived from the transportation of refined products and LPGs, the storage and short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas, complex, sale of product inventory and other ancillary services. The Downstream Segment is one of the largest pipeline common carriers of refined petroleum products and LPGs in the United States. The Partnership owns and operates a pipeline system extending from southeast Texas through the central and midwestern United States to the northeastern United States.

         The Upstream Segment gathers, stores, transports and markets crude oil principally in Oklahoma, Texas and the Rocky Mountain region; operates two trunkline NGL pipelines in South Texas and three NGL pipelines in East Texas; and distributes lube oils and specialty chemicals to industrial and commercial accounts. On July 20, 2000, the Partnership completed its acquisition of assets from ARCO (see Note 3. Acquisitions). The acquisition was accounted for under the purchase method of accounting. The results of the acquisition have been included in the Upstream Segment since the purchase on July 20, 2000.

         The table below includes interim financial information by business segment for the interim periods ended March 31, 2001 and 2000 (in thousands):

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)




                                                                       THREE MONTHS ENDED MARCH 31, 2001
                                                             --------------------------------------------------
2001                                                          DOWNSTREAM          UPSTREAM
                                                                SEGMENT           SEGMENT          CONSOLIDATED
                                                             ------------       ------------       ------------

Unaffiliated revenues .................................      $     64,105       $    721,130       $    785,235
Operating expenses, including power ...................            27,566            711,456            739,022
Depreciation and amortization expense .................             7,177              2,730              9,907
                                                             ------------       ------------       ------------
      Operating income ................................            29,362              6,944             36,306
Interest expense, net .................................            (8,335)            (7,614)           (15,949)
Equity earnings - Seaway Crude Pipeline Company .......                --              5,206              5,206
Other income, net .....................................               112                 60                172
                                                             ------------       ------------       ------------
      Net income ......................................      $     21,139       $      4,596       $     25,735
                                                             ============       ============       ============


Total assets ..........................................      $    740,588       $    855,949       $  1,596,537
Accounts receivable, trade ............................            16,586            248,258            264,844
Accounts payable and accrued liabilities ..............      $     11,112       $    253,221       $    264,333


                                                                    THREE MONTHS ENDED MARCH 31, 2000
                                                             --------------------------------------------------
2000                                                          DOWNSTREAM         UPSTREAM
                                                               SEGMENT            SEGMENT          CONSOLIDATED
                                                             ------------       ------------       ------------

Unaffiliated revenues .................................      $     63,778       $    686,914       $    750,692
Operating expenses, including power ...................            28,657            683,021            711,678
Depreciation and amortization expense .................             6,783              1,464              8,247
                                                             ------------       ------------       ------------
      Operating income ................................            28,338              2,429             30,767
Interest expense, net .................................            (7,310)              (114)            (7,424)
Other income, net .....................................               393                145                538
                                                             ------------       ------------       ------------
      Net income ......................................      $     21,421       $      2,460       $     23,881
                                                             ============       ============       ============

Total assets ..........................................      $    737,111       $    359,639       $  1,096,750
Accounts receivable, trade ............................            15,949            227,324            243,273
Accounts payable and accrued liabilities ..............      $      7,188       $    234,776       $    241,964

NOTE 9. CONTINGENCIES

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

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)


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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.5 million at March 31, 2001 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At March 31, 2001, the Partnership had approximately 14.5 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)



NOTE 10. COMPREHENSIVE INCOME

         The table below reconciles reported net income to total comprehensive income for the three months ended March 31, 2001 (in thousands).


        Net income.........................................................         $    25,735
        Cumulative  effect  attributable  to  adoption of SFAS 133 (see
             Note 2. New Accounting Pronouncements)........................             (10,103)
        Hedge accounting for derivative instruments........................              (2,261)
                                                                                    -----------
            Total comprehensive income.....................................         $    13,371
                                                                                    ===========

         The accumulated balance of other comprehensive loss related to cash flow hedges is as follows (in thousands):


        Balance at December 31, 2000.......................................         $        --
        Cumulative effect of accounting change.............................             (10,103)
        Net losses on cash flow hedges.....................................              (3,076)
        Reclassification adjustments.......................................                (815)
                                                                                    -----------
        Balance at March 31, 2001..........................................         $   (12,364)
                                                                                    ===========


NOTE 11. SUBSEQUENT EVENTS

         During the first quarter of 2001, Pennzoil-Quaker State Company ("Pennzoil") announced the sale of its Shreveport, Louisiana, refinery. As a result of the sale, it is anticipated that the refinery will stop refined products production. Effective April 1, 2001, Pennzoil and the Downstream Segment negotiated a settlement to terminate a long-term transportation agreement from the Shreveport origin point on the Downstream Segment's pipeline system. The terms of the settlement will result in income of approximately $18.9 million being recorded during the second quarter of 2001. The termination of the contract is expected to result in a loss of transportation revenue of approximately $7.7 million during 2001. The Partnership is evaluating various alternatives related to the reduced receipt volumes including making required system changes to allow for reversed product flow to make deliveries into the Shreveport market area. The Partnership has evaluated the impact of the contract termination on the related transportation assets in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and does not expect the contract termination to result in an impairment of the carrying value of the related transportation assets.

         On April 6, 2001, the Partnership's $475 million revolving credit agreement was amended to permit borrowings up to $500 million and to allow for letters of credit up to $20 million. The term of the revised credit agreement was extended to April 6, 2004. Additionally, on April 6, 2001, the Partnership entered into a 364-day, $200 million revolving credit agreement. The interest rate on this agreement will be based on the Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread.

         On May 11, 1999, the Downstream Segment filed an application with the FERC requesting permission to charge market-based rates for substantially all refined products transportation tariffs. The Downstream Segment also filed a petition for waiver of the requirements that would otherwise have been imposed by the FERC's regulations requiring the Downstream Segment to reduce its rates in conformity with the PPI Index, pending the FERC's determination on its application for market-based rates. On June 30, 1999, the FERC granted the waiver stating that it was temporary in nature and that the Downstream Segment would be required to make refunds, with interest, of all amounts collected under rates in excess of the PPI Index ceiling level after July 1, 1999, if the Downstream Segment's application for market-based rates was ultimately denied. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. On March 31, 2001, the amount deferred for possible rate refund, including interest totaled approximately $2.6 million.

                             TEPPCO PARTNERS, L.P.

                                  (UNAUDITED)


         On July 31, 2000, the FERC issued an order granting the Downstream Segment market-based rates in certain markets and set for hearing the Downstream Segment's application for market-based rates in the Little Rock, Arkansas; Shreveport-Arcadia, Louisiana; Cincinnati-Dayton, Ohio; and Memphis, Tennessee, destination markets and the Shreveport, Louisiana, origin market. After the matter was set for hearing, the Downstream Segment and the protesting shippers entered into a settlement agreement resolving their respective differences. On January 9, 2001, the presiding Administrative Law Judge assigned to the hearing determined that the offer of settlement provided resolution of issues set for hearing in the Downstream Segment pending case in a fair and reasonable manner and in the public interest and certified the offer of settlement. On April 25, 2001, the FERC issued an order approving the offer of settlement.

         As a result of the FERC approval of the settlement, the Downstream Segment will withdraw the application for market-based rates to the Little Rock, Arkansas, destination market and the Arcadia, Louisiana, destination in the Shreveport-Arcadia, Louisiana, destination market. The Downstream Segment also has agreed to recalculate rates to these destination markets to conform with the PPI Index from July 1, 1999, and make appropriate refunds. The refund obligation under the settlement as of March 31, 2001, was $1.0 million. As a result of the settlement, the Downstream Segment will recognize approximately $1.6 million of previously deferred transportation revenue in the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following information is provided to facilitate increased understanding of the 2001 and 2000 interim consolidated financial statements and accompanying notes presented in Item 1. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Financial Condition and Liquidity" section analyzes cash flows and financial position. Discussion included in "Other Matters" addresses key trends, future plans and contingencies. Throughout these discussions, management addresses items known to it that are reasonably likely to materially affect future liquidity or earnings.

         Through its ownership of the Downstream Segment and the Upstream Segment, the Partnership operates in two segments,: refined products and LPGs transportation, and crude oil and NGLs transportation and marketing. The Partnership's reportable segments offer different products and services and are managed separately because each requires different business strategies.

         The Downstream Segment is involved in the interstate transportation, storage and terminaling of petroleum products and LPGs, intrastate transportation of petrochemicals and the fractionation of NGLs. Revenues are derived from the transportation of refined products and LPGs, the storage and short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas, complex, sale of product inventory and other ancillary services. Labor and electric power costs comprise the two largest operating expense items of the Downstream Segment. Higher natural gas prices increase the cost of electricity used to power pump stations on the Pipeline System. Operations are somewhat seasonal with higher revenues generally realized during the first and fourth quarters of each year. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.

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

         On July 20, 2000, the Partnership completed an acquisition of assets from ARCO for $322.6 million, which included $4.1 million of acquisition related costs. The purchase included ARCO's 50-percent ownership interest in Seaway. The Partnership assumed ARCO's role as operator of this pipeline. The Company also acquired ARCO's crude oil terminal facilities in Cushing and Midland, Texas, including the line transfer and pumpover business at each location, an undivided ownership interest in both the Rancho Pipeline and the Basin Pipeline, both of which are operated by another joint owner and the receipt and delivery pipelines known as the West Texas Trunk System, located around the Midland terminal. The transaction was accounted for under the purchase method for accounting purposes. The results of operations of assets acquired have been included in the Upstream Segment since the purchase on July 20, 2000.

RESULTS OF OPERATIONS

     Summarized below is financial data by business segment (in thousands):


                                                   QUARTER ENDED
                                                     MARCH 31,
                                          ------------------------------
                                              2001              2000
                                          ------------      ------------
Operating revenues:
    Downstream Segment .............      $     64,105      $     63,778
    Upstream Segment ...............           721,130           686,914
                                          ------------      ------------
       Total operating revenues ....           785,235           750,692
                                          ------------      ------------

Operating income:
    Downstream Segment .............            29,362            28,338
    Upstream Segment ...............             6,944             2,429
                                          ------------      ------------
       Total operating income ......            36,306            30,767
                                          ------------      ------------

Net income:
    Downstream Segment .............            21,139            21,421
    Upstream Segment ...............             4,596             2,460
                                          ------------      ------------
       Total net income ............      $     25,735      $     23,881
                                          ------------      ------------

         For the quarter ended March 31, 2001, the Partnership reported net income of $25.7 million, compared with net income of $23.9 million for the 2000 first quarter. The $1.8 million increase in income resulted from a $2.1 million increase in income provided by the Upstream Segment, comprised of a $10.3 million increase in margin, a $2.7 million increase in other operating revenues and $5.2 million of equity earnings of Seaway, partially offset by a $8.6 million increase in costs and expenses (excluding purchases of crude oil and petroleum products) and a $7.5 million increase in interest expense. Net income of the Downstream Segment decreased $0.3 million from the 2000 first quarter primarily due to a $1.0 million increase in interest expense (net of capitalized interest) and a $0.3 million decrease in other income - net, partially offset by a $0.3 million increase in operating revenues and a $0.7 million decrease in costs and expenses.

DOWNSTREAM SEGMENT

      Volume and average rate information for 2001 and 2000 is presented below:


                                                     QUARTER ENDED
                                                        MARCH 31,               PERCENTAGE
                                                --------------------------      INCREASE
                                                   2001            2000         (DECREASE)
                                                ----------      ----------      ----------
                                              (IN THOUSANDS, EXCEPT AVERAGE RATE INFORMATION)
VOLUMES DELIVERED
    Refined products .....................          27,188          29,613              (8%)
    LPGs .................................          11,651          11,693              --
    Mont Belvieu operations ..............           6,265           7,072             (11%)
                                                ----------      ----------      ----------
        Total ............................          45,104          48,378              (7%)
                                                ==========      ==========      ==========

AVERAGE RATE PER BARREL
    Refined products  (a) ................      $     0.96      $     0.95               1%
    LPGs .................................            2.15            1.98               9%
    Mont Belvieu operations ..............            0.17            0.16               6%
        Average system rate per barrel ...      $     1.16      $     1.08               7%
                                                ==========      ==========      ==========

      (a) Net of amounts deferred related to potential refund obligation.

         Refined products transportation revenues decreased $1.8 million for the quarter ended March 31, 2001, compared with the prior-year quarter, due to a 8% decrease in total refined products volumes delivered. Motor fuel volumes delivered decreased 16% as a result of lower demand in the Midwest market areas and a local refinery expansion in the West Memphis, Arkansas, market area. Deliveries of methyl tertiary butyl ether ("MTBE") at the Partnership's marine terminal near Beaumont, Texas, decreased 41% due to lower receipts as a result of maintenance activity at a customer's production facility. Natural gasoline volumes delivered decreased 4% from the 2000 first quarter as a result of unfavorable blending and processing economics in the Chicago market area. These decreases were partially offset by a 1% increase in average rate per barrel from the prior-year quarter due to increased long-haul deliveries of distillate in the upper Midwest market areas.

         LPGs transportation revenues increased $1.9 million for the quarter ended March 31, 2001, compared with the first quarter of 2000, due primarily to increased deliveries of propane in the upper Midwest market areas attributable to colder weather in 2001 and favorable price differentials. These increases were partially offset by decreased short-haul deliveries of propane due to operational problems at a petrochemical facility on the upper Texas Gulf Coast that is served by the Partnership. The LPGs average rate per barrel increased 9% from the prior-year quarter as a result of a decreased percentage of short-haul deliveries during the first quarter of 2001.

         Revenues generated from Mont Belvieu operations decreased $1.6 million during the quarter ended March 31, 2001, compared with the first quarter of 2000, as a result of lower contract storage revenue.

         Other operating revenues increased $1.9 million during the quarter ended March 31, 2001, compared with the prior year quarter, due primarily to contract petrochemical delivery revenue, which started during the fourth quarter of 2000, and increased deliveries from the Partnership's Providence, Rhode Island, import facility. This increase was partially offset by decreased product sales during 2001.

         Costs and expenses decreased $0.7 million for the quarter ended March 31, 2001, compared with the first quarter of 2000, primarily due to a $2.5 million decrease in operating, general and administrative expenses, partially offset by a $0.8 million increase in operating fuel and power expense, a $0.6 million increase in taxes - other than income taxes expense and a $0.4 million increase in depreciation and amortization expense. The decrease in operating, general and administrative expenses resulted primarily from a March 2000 write-off of project evaluation costs related to the proposed pipeline construction from Beaumont, Texas, to Little Rock, Arkansas, decreased contract labor and consulting charges, decreased product measurement expense, decreased labor and benefits expense, and decreased throughput-related rental expense on volumes received through the connection with Colonial Pipeline at Beaumont, Texas. Operating fuel and power expense increased as a result of increased mainline throughput and higher fuel prices. The increase in taxes - other than income taxes and depreciation and amortization expenses from the prior year first quarter was a result of assets placed in service during the later part of 2000.

         Interest expense increased $0.4 million during the quarter ended March 31, 2001, compared with the first quarter of 2000, as a result of borrowings under the Sun Trust credit facilities. Additionally, amortization of debt issuance costs related to debt refinancing in July 2000 resulted in increased interest expense. Interest capitalized decreased $0.7 million during the quarter ended March 31, 2001, compared with the corresponding prior year period, as a result of the completion of the petrochemical pipelines from Mont Belvieu, Texas, and Port Arthur, Texas, during the fourth quarter of 2000.

         Other income - net decreased $0.3 million during the quarter ended March 31, 2001, compared with the first quarter of 2000, due primarily to lower interest income earned on cash investments.

UPSTREAM SEGMENT

         Margin of the Upstream Segment is calculated as revenues generated from the sale of crude oil and lubrication oil, and transportation of crude oil and NGLs, less the costs of purchases of crude oil and lubrication oil. Margin is a more meaningful measure of financial performance than operating revenues and operating expenses due to the significant fluctuations in revenues and expense caused by variations in the level of marketing activity and prices for products marketed.

         Margin and volume information for 2001 and 2000 is presented below (in thousands, except per barrel and per gallon amounts):


                                                            QUARTER ENDED
                                                               MARCH 31,                  PERCENTAGE
                                                   --------------------------------        INCREASE
                                                       2001               2000             (DECREASE)
                                                   -------------      -------------      -------------
Margins:
       Crude oil transportation .............      $       8,125      $       4,866                 67%
       Crude oil marketing ..................              3,551              2,250                 58%
       Crude oil terminaling ................              2,128                 --                 --
       NGL transportation ...................              4,876              1,759                177%
       Lubrication oil sales ................              1,134                626                 81%
                                                   -------------      -------------      -------------
       Total margin .........................      $      19,814      $       9,501                109%
                                                   =============      =============      =============

Total barrels:
       Crude oil transportation .............             15,745              8,727                 80%
       Crude oil marketing ..................             29,661             24,541                 21%
       Crude oil terminaling ................             24,662                 --                 --
       NGL transportation ...................              4,762              1,214                292%

Lubrication oil volume (total gallons) ......              2,255              2,303                 (2%)

Margin per barrel:
       Crude oil transportation .............      $       0.516      $       0.558                 (8%)
       Crude oil marketing ..................      $       0.120      $       0.092                 30%
       Crude oil terminaling ................      $       0.086                 --                 --
       NGL transportation ...................      $       1.024      $       1.449                (29%)

Lubrication oil margin (per gallon) .........      $       0.503      $       0.272                 85%


         Margin increased $10.3 million during the first quarter of 2001, compared with the first quarter of 2000. The increase was comprised of a $3.3 million increase in crude oil transportation; a $3.1 million increase in NGL transportation; a $2.1 million increase in crude oil terminaling attributable to pumpover fees charged at Midland, Texas, and Cushing, Oklahoma, related to the ARCO assets acquired in July 2000; a $1.3 million increase in crude oil marketing activity; and a $0.5 million increase in lubrication oil sales. The increase in crude oil transportation margin was primarily due to $2.0 million contributed by the ARCO assets acquired, $0.4 million contributed from pipeline assets acquired from Ultramar Diamond Shamrock Corporation ("UDS") on March 1, 2001, and $0.7 million from increased volume on the South Texas and Red River systems, which benefited from increased regional production. The increase in crude oil marketing margin resulted from an increase in volumes marketed, coupled with an increase in the margin realized per barrel. The increase in NGL transportation margin was primarily due to $3.7 million contributed from the Panola system acquired on December 31, 2000, partially offset by a $0.6 million decrease in margin related to the Dean and Wilcox pipeline systems in South Texas. Margin contributed from lubrication oil sales increased $0.5 million due primarily to the discontinuation of low margin fuel oil sales, effective April 2000.

         Other operating revenue of the Upstream Segment included $2.7 million of revenue related to documentation and other services to support customer's trading activity at Midland, Texas, and Cushing, Oklahoma. Such revenues were added to the Partnership's business on July 20, 2000, with the acquired ARCO assets.

         Costs and expenses, excluding expenses associated with purchases of crude oil and petroleum products, increased $8.5 million during the quarter ended March 31, 2001, compared with the prior year quarter, comprised of a $6.2 million increase in operating, general and administrative expenses, a $1.3 million increase in depreciation and amortization expense, a $0.8 million increase in taxes - other than income taxes, and a $0.3 million increase in operating fuel and power expense. The increase in operating, general and administrative expenses was primarily attributable to operating expenses of the acquired assets, increased labor related costs and increased general and administrative supplies and services expense. The increases in depreciation and amortization expense, taxes - other than income taxes, and operating fuel and power expense were primarily attributable to assets acquired subsequent to the first quarter of 2000.

         Net income of the Upstream Segment included $5.2 million of equity earnings in Seaway, which was added to the Partnership's business on July 20, 2000, with the acquired ARCO assets.

         Interest expense increased $7.5 million for the quarter ended March 31, 2001, compared with the prior year quarter, primarily due to interest expense on the term loan and revolving credit facilities used to finance the acquisition of acquired assets.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the quarter ended March 31, 2001, totaled $22.6 million, comprised of $35.6 million of income before charges for depreciation and amortization, partially offset by $13.0 million of cash used for working capital changes. Net cash from operations for the quarter ended March 31, 2000, totaled $28.8 million, comprised of $32.1 million of income before charges for depreciation and amortization, partially offset by $3.3 million of cash used for working capital changes. Net cash from operations for the three months ended March 31, 2001 and 2000 included interest payments of $26.7 million and $13.8 million, respectively.

         Cash flows used in investing activities during the first three months of 2001 was comprised of $20.0 million for the purchase of assets from UDS on March 1, 2001, $10.9 million of capital expenditures, and $2.9 million of cash contributions for the Partnership's interest in the Centennial joint venture. These uses of cash were partially offset by $1.3 million of cash received from the sale of vehicles and $1.0 million received on matured cash investments. Cash flows used in investing activities during the first three months of 2000 was comprised of $18.0 million of capital expenditures.

         The Partnership estimates that capital expenditures, excluding acquisitions, for 2001 will be approximately $72 million (which includes $3 million of capitalized interest). Approximately $46 million is expected to be used to expand the Partnership's capacity to support the receipt connection point with Centennial at Beaumont, Texas, and delivery location at Creal Springs, Illinois. Approximately one-half of the remaining amount is expected to be used for revenue-generating projects, with the remaining amount to be used for life-cycle replacements and upgrading current facilities.

         On July 14, 2000, the Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to finance the acquisition of the ARCO assets and to refinance existing credit facilities, other than the Senior Notes. The term loan was repaid from proceeds received from the issuance of additional Limited Partner Units on October 25, 2000. The revolving facility has a three year maturity. The interest rate is based on the Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreements contain restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios. At March 31, 2001, $413 million was outstanding under the revolving credit facility at a weighted average interest rate of 6.4%.

         On April 6, 2001, the Partnership's $475 million revolving credit agreement was amended to permit borrowings up to $500 million and to allow for letters of credit up to $20 million. The term of the revised credit agreement was extended to April 6, 2004. Additionally, on April 6, 2001, the Partnership entered into a 364-day, $200 million revolving credit agreement. The interest rate on this agreement will be based on the Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread.

         The Partnership paid the fourth quarter 2000 cash distribution of $24.0 million ($0.525 per Limited Partner Unit and Class B Unit) on February 2,
2001. On April 20, 2001, the Partnership declared a cash distribution of $0.525 per Limited Partner Unit and Class B Unit for the three months ended March 31, 2001. The distribution was paid on May 4, 2001 to Unitholders of record on April 30, 2001.

         On February 6, 2001, the Partnership completed the issuance of 2.0 million Limited Partner Units at $25.50 per Unit. The net proceeds from the offering totaled approximately $48.5 million and was used to reduce borrowings under the revolving credit facility. On March 6, 2001, 250,000 Units were issued in connection with the over-allotment provision of the offering on February 6, 2001. Proceeds from the Units issued from the over-allotment totaled $6.1 million. The offerings brought the total number of Limited Partner and Class B Units outstanding to 38.9 million as of March 6, 2001.

         During the first quarter of 2001, Pennzoil-Quaker State Company ("Pennzoil") announced the sale of its Shreveport, Louisiana, refinery. As a result of the sale, it is anticipated that the refinery will stop refined products production. Effective April 1, 2001, Pennzoil and the Downstream Segment negotiated a settlement to terminate a long-term transportation agreement from the Shreveport origin point on the Downstream Segment's pipeline system. The terms of the settlement will result in income of approximately $18.9 million during the second quarter of 2001. The termination of the contract is expected to result in a loss of transportation revenue of approximately $7.7 million during 2001. The Partnership is evaluating various alternatives related to the reduced receipt volumes including making required system changes to allow for reversed product flow to make deliveries into the Shreveport market area. The Partnership has evaluated the impact of the contract termination on the related transportation assets in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and does not expect the contract termination to result in an impairment of the carrying value of the related transportation assets.

         During the second quarter of 2001, the Partnership expects to issue fixed-rate debt securities with a maturity of ten years. The proceeds from the anticipated transaction are expected to be used to pay down a portion of the principal amounts under current revolving credit agreements. In connection with the proposed offering, the Partnership has entered into forward treasury lock transactions to partially hedge its exposure to interest rate increases. The treasury lock agreements were based on a total notional amount of $400 million. On April 10, 2001, $200 million of the notional amount of the treasury lock agreements were terminated with a realized gain of $1.1 million, which has been included in other comprehensive income and will be amortized into interest expense over the term of the debt.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.5 million at March 31, 2001 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         On May 11, 1999, the Downstream Segment filed an application with the FERC requesting permission to charge market-based rates for substantially all refined products transportation tariffs. Along with its application for market-based rates, the Downstream Segment filed a petition for waiver pending the FERC's determination on its application for market-based rates, of the requirements that would otherwise have been imposed by the FERC's regulations requiring the Downstream Segment to reduce its rates in conformity with the PPI Index. On June 30, 1999, the FERC granted the waiver stating that it was temporary in nature and that the Downstream Segment would be required to make refunds, with interest, of all amounts collected under rates in excess of the PPI Index ceiling level after July 1, 1999, if the Downstream Segment's application for market-based rates was ultimately denied. As a result of the refund obligation potential, the Partnership has deferred all revenue recognition of rates charged in excess of the PPI Index. On March 31, 2001, the amount deferred for possible rate refund, including interest totaled approximately $2.6 million.

         On July 31, 2000, the FERC issued an order granting the Downstream Segment market-based rates in certain markets and set for hearing the Downstream Segment's application for market-based rates in the Little Rock, Arkansas; Shreveport-Arcadia, Louisiana; Cincinnati-Dayton, Ohio; and Memphis, Tennessee, destination markets and the Shreveport, Louisiana, origin market. After the matter was set for hearing, the Downstream Segment and the protesting shippers entered into a settlement agreement resolving their respective differences. On January 9, 2001, the presiding Administrative Law Judge assigned to the hearing determined that the offer of settlement provided resolution of issues set for hearing in the Downstream Segment pending case in a fair and reasonable manner and in the public interest and certified the offer of settlement. On April 25, 2001, the FERC issued an order approving the offer of settlement.

         As a result of the FERC approval of the settlement, the Downstream Segment will withdraw the application for market-based rates to the Little Rock, Arkansas, destination market and the Arcadia, Louisiana, destination in the Shreveport-Arcadia, Louisiana, destination market. The Downstream Segment also has agreed to recalculate rates to these destination markets to conform with the PPI Index from July 1, 1999, and make appropriate refunds. The refund obligation under the settlement as of March 31, 2001, was $1.0 million. As a result of the settlement, the Downstream Segment will recognize approximately $1.6 million of previously deferred transportation revenue in the second quarter of 2001.

         The matters discussed herein include "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that the Partnership expects or anticipates will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Partnership's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Partnership's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Partnership, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Partnership. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that actual results or developments anticipated by the Partnership will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Partnership or its business or operations. For additional discussion of such risks and uncertainties, see TEPPCO Partners, L.P.'s 2000 Annual Report on Form 10-K and other filings made by the Partnership with the Securities and Exchange Commission.

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

         At March 31, 2001, the Downstream Segment had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). At March 31, 2001, the estimated fair value of the Senior Notes was approximately $391 million.

         From time to time, the Partnership has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks and its crude oil marketing activities to achieve a more predictable cash flow by reducing its exposure to interest rate and crude oil price fluctuations. These transactions generally are swaps and forwards and are entered into with major financial institutions or commodities trading institutions. Derivative financial instruments used in the Partnership's Upstream Segment are intended to reduce the Partnership's exposure to fluctuations in the market price of crude oil, while derivative financial instruments related to the Partnership's interest rate risks are intended to reduce the Partnership's exposure to increases in the benchmark interest rates underlying the Partnership's variable rate revolving credit facility. Through December 31, 2000, gains and losses from financial instruments used in the Partnership's Upstream Segment have been recognized in revenues for the periods to which the derivative financial instruments relate and gain and losses from its interest rate financial instruments have been recognized in interest expense for the periods to which the derivative financial instrument relate.

         Adoption of SFAS 133 at January 1, 2001 resulted in the recognition of $10.1 million of derivative liabilities, $4.1 million of which are included in current liabilities and $6.0 million of which are included in other noncurrent liabilities on the Partnership's balance sheet, and $10.1 million of hedging losses included in accumulated other comprehensive loss, a component of Partners' capital, as the cumulative effect of the change in accounting principle. The hedging losses included in accumulated other comprehensive loss will be transferred to earnings as the forecasted transactions actually occur. Approximately $4.1 million of the loss included in accumulated other comprehensive loss as of January 1, 2001 is anticipated to be transferred into earnings over the next twelve months. The cumulative effect of the accounting change had no effect on the Partnership's net income or its earnings per Unit amounts for the quarter ended March 31, 2001. Amounts were determined as of January 1, 2001 based on quoted market values, the Partnership's portfolio of derivative instruments, and the Partnership's measurement of hedge effectiveness.

         As of March 31, 2001, the Upstream Segment had open positions on certain speculative option contracts. During the three months ended March 31, 2001, a loss of $13,000 was recognized on such contracts.

         Also as of March 31, 2001, the Partnership had in place an interest rate swap agreement to hedge its exposure to increases in the benchmark interest rate underlying the variable rate revolving credit facilities. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, the Partnership pays a fixed rate of interest of 7.17% and receives a floating rate based on a three month USD LIBOR rate. The interest rate swap is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. During the quarter ended March 31, 2001, the Partnership recognized $0.8 million in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring in the first quarter of 2001. No gain or loss from ineffectiveness was required to be recognized. The fair value of the interest rate swap agreement was a loss of approximately $13.7 million at March 31, 2001. Approximately $6.1 million (inclusive of the $4.1 million related to the cumulative effect of the accounting change not yet recognized) of such amount is anticipated to be transferred into earnings over the next twelve months.

         During the first quarter of 2001, the Partnership executed three treasury rate lock agreements to hedge its exposure to increases in the treasury rate that will be used to establish the fixed interest rate for the debt offering that is probable to occur in the second quarter of 2001. The treasury rate lock agreements are based on notional amounts of $200 million, $100 million and $100 million. Under the treasury rate lock agreements, the Partnership pays a fixed rate of interest of 5.0%, 4.9% and 4.8%, respectively, and receives a floating rate based on the three month treasury rate. The treasury rate locks are designated as cash flow hedges, therefore, the changes in fair value, to the extent the treasury rate locks are effective, are recognized in other comprehensive income until the actual debt offering occurs. Upon completion of the debt offering, the realized gain or loss on the treasury rate locks will be amortized out of accumulated other comprehensive income into interest expense over the life of the debt obligation. The fair value of the three treasury rate locks was a gain of approximately $1.3 million at March 31, 2001.

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

         10.2+ Texas Eastern Products Pipeline Company 1997 Employee Incentive Compensation Plan executed on July 14, 1997 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1997 and incorporated herein by reference).

         10.3 Agreement Regarding Environmental Indemnities and Certain Assets (Filed as Exhibit 10.5 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

         10.4+ Texas Eastern Products Pipeline Company Management Incentive Compensation Plan executed on January 30, 1992 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).

         10.5+ Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan executed on October 31, 1990 (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners,

                           L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

         10.6+ Form of Amendment to Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan (Filed as Exhibit 10.7 to the Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31, 1995 and incorporated herein by reference).

         10.7+ Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to the Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

         10.8+ Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to the Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

         10.9+ Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to the Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

         10.10+            Employment Agreement with William L. Thacker, Jr.
                           (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1992 and incorporated herein by reference).

         10.11+ Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

         10.12+ Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

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

         10.17+ Form of Employment Agreement between the Company and Ernest P. Hagan, Thomas R. Harper, David L. Langley, Charles H. Leonard and James C. Ruth, dated December 1, 1998 (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

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

         10.21+ Texas Eastern Products Pipeline Company Retention Incentive Compensation Plan, effective January 1, 1999 (Filed as Exhibit 10.24 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

         10.22+ Form of Employment and Non-Compete Agreement between the Company and J. Michael Cockrell effective January 1, 1999 (Filed as Exhibit 10.29 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

         10.23+ Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

         10.24+ Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

         10.25+ Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as
                           Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

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

         10.28+ Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

         10.29+ TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

        *10.30+            Employment Agreement with Barry R. Pearl.

        *10.31 Amended and Restated Credit Agreement among TEPPCO Partners, L. P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility).

        *10.32 Credit Agreement among TEPPCO Partners, L. P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility).

         22.1              Subsidiaries of the Partnership (Filed as Exhibit
                           22.1 to the Registration Statement of TEPPCO
                           Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

----------

                  *  Filed herewith.

                  +  A management contract or compensation plan or arrangement.

         (b) Reports on Form 8-K filed during the quarter ended March 31, 2001:

                           Report dated January 18, 2001, on Form 8-K was filed on January 24, 2001, pursuant to Item 5. of such form.

                           Report dated January 31, 2001, on Form 8-K was filed on February 5, 2001, pursuant to Item 5. of such form.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

                                   TEPPCO Partners, L.P.
                                   (Registrant)

                                   By:  Texas Eastern Products Pipeline Company,
                                          LLC, as General Partner

                                                 /s/ WILLIAM L. THACKER
                                                 ------------------------
                                                   William L. Thacker
                                                 Chief Executive Officer

                                                /s/ CHARLES H. LEONARD
                                                ----------------------
                                                   Charles H. Leonard
                                          Senior Vice President, Chief Financial
                                                  Officer and Treasurer

Date:  May 9, 2001

                                INDEX TO EXHIBIT



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

         3.4 Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, effective July 21, 1998 (Filed as Exhibit 3.2 to Form
                           8-K of TEPPCO Partners, L.P. (Commission File No. 1-
                           10403) dated July 21, 1998 and incorporated herein by reference).

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

         10.2+             Texas Eastern Products Pipeline Company 1997 Employee
                           Incentive Compensation Plan executed on July 14, 1997
                           (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners,
                           L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1997 and incorporated herein by reference).

         10.3              Agreement Regarding Environmental Indemnities and
                           Certain Assets (Filed as Exhibit 10.5 to Form 10-K of
                           TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

         10.4+             Texas Eastern Products Pipeline Company Management
                           Incentive Compensation Plan executed on January 30,
                           1992 (Filed as Exhibit 10 to Form 10-Q of TEPPCO
                           Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1992 and incorporated herein by reference).

         10.5+             Texas Eastern Products Pipeline Company Long-Term
                           Incentive Compensation Plan executed on October 31,
                           1990 (Filed as Exhibit 10.9 to Form 10-K of TEPPCO
                           Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).


         10.6+             Form of Amendment to Texas Eastern Products Pipeline
                           Company Long-Term Incentive Compensation Plan (Filed as Exhibit 10.7 to the Partnership's Form 10-K
                           (Commission File No. 1-10403) for the year ended
                           December 31, 1995 and incorporated herein by reference).

         10.7+ Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to the Partnership's Form 10-K
                           (Commission File No. 1-10403) for the year ended
                           December 31, 1999 and incorporated herein by reference).

         10.8+             Duke Energy Corporation Executive Cash Balance Plan
                           (Filed as Exhibit 10.8 to the Partnership's Form 10-K
                           (Commission File No. 1-10403) for the year ended
                           December 31, 1999 and incorporated herein by reference).

         10.9+             Duke Energy Corporation Retirement Benefit
                           Equalization Plan (Filed as Exhibit 10.9 to the
                           Partnership's Form 10-K (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

         10.10+            Employment Agreement with William L. Thacker, Jr.
                           (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners,
                           L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1992 and incorporated herein by reference).

         10.11+            Texas Eastern Products Pipeline Company 1994 Long
                           Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the quarter ended
                           March 31, 1994 and incorporated herein by reference).

         10.12+            Texas Eastern Products Pipeline Company 1994 Long
                           Term Incentive Plan, Amendment 1, effective January
                           16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of
                           TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

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

         10.17+            Form of Employment Agreement between the Company and
                           Ernest P. Hagan, Thomas R. Harper, David L. Langley,
                           Charles H. Leonard and James C. Ruth, dated December
                           1, 1998 (Filed as Exhibit 10.20 to Form 10-K of
                           TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

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

         10.21+            Texas Eastern Products Pipeline Company Retention
                           Incentive Compensation Plan, effective January 1,
                           1999 (Filed as Exhibit 10.24 to Form 10-Q of TEPPCO
                           Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

         10.22+ Form of Employment and Non-Compete Agreement between the Company and J. Michael Cockrell effective January
                           1, 1999 (Filed as Exhibit 10.29 to Form 10-Q of
                           TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

         10.23+            Texas Eastern Products Pipeline Company Non-employee
                           Directors Unit Accumulation Plan, effective April 1,
                           1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO
                           Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

         10.24+            Texas Eastern Products Pipeline Company Non-employee
                           Directors Deferred Compensation Plan, effective
                           November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No.
                           1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

         10.25+            Texas Eastern Products Pipeline Company Phantom Unit
                           Retention Plan, effective August 25, 1999 (Filed as
                           Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the quarter ended
                           September 30, 1999 and incorporated herein by reference).

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

         10.28+            Texas Eastern Products Pipeline Company, LLC 2000
                           Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to
                           Form 10-K of TEPPCO Partners, L.P. (Commission File
                           No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

         10.29+            TEPPCO Supplemental Benefit Plan, effective April 1,
                           2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO
                           Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

        *10.30+            Employment Agreement with Barry R. Pearl.

        *10.31             Amended and Restated Credit Agreement among TEPPCO
                           Partners, L. P. as Borrower, SunTrust Bank as
                           Administrative Agent and LC Issuing Bank, and Certain
                           Lenders, dated as of April 6, 2001 ($500,000,000
                           Revolving Facility).

        *10.32             Credit Agreement among TEPPCO Partners, L. P. as
                           Borrower, SunTrust Bank as Administrative Agent, and
                           Certain Lenders, dated as of April 6, 2001
                           ($200,000,000 Revolving Facility).

         22.1              Subsidiaries of the Partnership (Filed as Exhibit
                           22.1 to the Registration Statement of TEPPCO
                           Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

----------

                  *  Filed herewith.

                  + A management contract or compensation plan or arrangement.