Form 10-Q
period 2001-06-30
TEPPCO PARTNERS LP
filed 2001-08-10
CIK 857644

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

                       FOR THE QUARTER ENDED JUNE 30, 2001


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              TEPPCO PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JUNE 30,       DECEMBER 31,
                                                                  2001             2000
                                                              ------------     ------------
                                                               (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ................................  $     12,801     $     27,096
  Accounts receivable, trade ...............................       306,574          303,394
  Inventories ..............................................        37,942           24,784
  Other ....................................................         9,651            8,123
                                                              ------------     ------------
     Total current assets ..................................       366,968          363,397
                                                              ------------     ------------
Property, plant and equipment, at cost (Net of accumulated
  depreciation and amortization of $269,154 and $251,165)...       982,707          949,705
Equity investments .........................................       262,333          241,648
Intangible assets ..........................................        46,632           38,388
Other assets ...............................................        36,514           29,672
                                                              ------------     ------------
     Total assets ..........................................  $  1,695,154     $  1,622,810
                                                              ============     ============

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities .................  $    292,371     $    293,720
  Accounts payable, general partner ........................         8,619            6,637
  Accrued interest .........................................        15,289           18,633
  Other accrued taxes ......................................        10,882           10,501
  Other ....................................................        33,530           28,780
                                                              ------------     ------------
     Total current liabilities .............................       360,691          358,271
                                                              ------------     ------------
Senior Notes ...............................................       389,799          389,784
Other long-term debt .......................................       438,000          446,000
Other liabilities and deferred credits .....................        11,282            3,991
Minority interest ..........................................         5,065            4,296
Redeemable Class B Units held by related party .............       106,969          105,411
Partners' capital:
  General partner's interest ...............................         6,160            1,824
  Limited partners' interests ..............................       381,906          313,233
  Accumulated other comprehensive loss .....................        (4,718)              --
                                                              ------------     ------------
     Total partners' capital ...............................       383,348          315,057
                                                              ------------     ------------
     Total liabilities and partners' capital ...............  $  1,695,154     $  1,622,810
                                                              ============     ============

          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                     THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                        ENDED           ENDED           ENDED           ENDED
                                                       JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                         2001            2000            2001            2000
                                                     ------------    ------------    ------------    ------------
Operating revenues:
  Sales of crude oil and petroleum products ......   $    978,803    $    689,643    $  1,686,284    $  1,372,428
  Transportation - Refined products ..............         51,406          32,685          77,587          60,715
  Transportation -  LPGs .........................         13,506          10,367          38,505          33,484
  Transportation - crude oil and NGLs ............         11,408           3,773          22,317           7,902
  Mont Belvieu operations ........................          2,997           2,883           5,894           7,354
  Other - net ....................................         15,562           8,353          28,330          16,513
                                                     ------------    ------------    ------------    ------------
    Total operating revenues .....................      1,073,682         747,704       1,858,917       1,498,396
                                                     ------------    ------------    ------------    ------------

Costs and expenses:
  Purchases of crude oil and petroleum products ..        965,919         682,891       1,664,495       1,360,304
  Operating, general and administrative ..........         29,955          25,334          57,905          49,568
  Operating fuel and power .......................         10,207           8,326          18,821          15,839
  Depreciation and amortization ..................         10,857           8,339          20,764          16,586
  Taxes - other than income taxes ................          3,675           2,663           7,557           5,181
                                                     ------------    ------------    ------------    ------------
    Total costs and expenses .....................      1,020,613         727,553       1,769,542       1,447,478
                                                     ------------    ------------    ------------    ------------

    Operating income .............................         53,069          20,151          89,375          50,918

Interest expense .................................        (15,392)         (8,548)        (31,686)        (16,982)
Interest capitalized .............................            590           1,255             935           2,265
Equity earnings ..................................          4,419              --           9,625              --
Other income - net ...............................            793             850           1,227           1,632
                                                     ------------    ------------    ------------    ------------
    Income before minority interest ..............         43,479          13,708          69,476          37,833
Minority interest ................................           (441)           (138)           (703)           (382)
                                                     ------------    ------------    ------------    ------------

    Net income ...................................   $     43,038    $     13,570    $     68,773    $     37,451
                                                     ============    ============    ============    ============

Net Income Allocation:
Limited Partner Unitholders ......................   $     31,311    $      9,963    $     49,922    $     27,496
Class B Unitholder ...............................          3,478           1,346           5,670           3,714
General Partner ..................................          8,249           2,261          13,181           6,241
                                                     ------------    ------------    ------------    ------------
    Total net income allocated ...................   $     43,038    $     13,570    $     68,773    $     37,451
                                                     ============    ============    ============    ============

Basic net income per Limited Partner and
      Class B Unit ...............................   $       0.90    $       0.35    $       1.45    $       0.95
                                                     ============    ============    ============    ============

Diluted net income per Limited Partner
      and Class B Unit ...........................   $       0.89    $       0.35    $       1.45    $       0.95
                                                     ============    ============    ============    ============

Weighted average Limited Partner and Class B
   Units outstanding .............................         38,867          32,917          38,380          32,917

          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       SIX MONTHS    SIX MONTHS
                                                                          ENDED         ENDED
                                                                        JUNE 30,      JUNE 30,
                                                                          2001          2000
                                                                       ----------    ----------
Cash flows from operating activities:
  Net income .......................................................   $   68,773    $   37,451
  Depreciation and amortization ....................................       20,764        16,586
  Earnings in equity investments, net of distributions .............        4,457           (95)
  Noncash portion of interest expense ..............................        1,356           177
  Increase in accounts receivable, trade ...........................       (3,843)      (28,580)
  Decrease (increase) in inventories ...............................      (13,158)        6,027
  Decrease (increase) in other current assets ......................         (843)        1,044
  Increase (decrease) in accounts payable and accrued expenses .....      (13,515)       32,574
  Other ............................................................       (2,459)         (703)
                                                                       ----------    ----------
    Net cash provided by operating activities ......................       61,532        64,481
                                                                       ----------    ----------

Cash flows from investing activities:
  Proceeds from cash investments ...................................        3,236         1,475
  Purchases of cash investments ....................................           --        (2,000)
  Purchase of crude oil assets .....................................      (20,000)           --
  Proceeds from the sale of assets .................................        1,300            --
  Investment in Centennial Pipeline Company ........................      (25,142)           --
  Capital expenditures .............................................      (33,398)      (39,147)
                                                                       ----------    ----------
    Net cash used in investing activities ..........................      (74,004)      (39,672)
                                                                       ----------    ----------

Cash flows from financing activities:
  Proceeds from term loan and revolving credit facility ............       33,000        20,000
  Repayment on revolving credit facility ...........................      (41,000)           --
  Proceeds form the issuance of Limited Partner Units, net .........       54,588            --
  General Partner contributions ....................................        1,114            --
  Distributions ....................................................      (49,524)      (38,256)
                                                                       ----------    ----------
    Net cash used in financing activities ..........................       (1,822)      (18,256)
                                                                       ----------    ----------

Net increase (decrease) in cash and cash equivalents ...............      (14,294)        6,553

Cash and cash equivalents at beginning of period ...................       27,095        32,593
                                                                       ----------    ----------
Cash and cash equivalents at end of period .........................   $   12,801    $   39,146
                                                                       ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
  Interest paid during the period (net of capitalized interest) ....   $   32,230    $   14,090
                                                                       ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                              TEPPCO PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

         TEPPCO Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed in March 1990. The Partnership operates through TE Products Pipeline Company, Limited Partnership (the "Downstream Segment") and TCTM, L.P. (the "Upstream Segment"). Collectively the Downstream Segment and the Upstream Segment are referred to as "the Operating Partnerships." As of June 30, 2001, the Partnership owned a 99% interest as the sole limited partner in both the Downstream Segment and Upstream Segment.

         Texas Eastern Products Pipeline Company, LLC (the "Company" or "General Partner"), a Delaware limited liability company, serves as the general partner of the Partnership with a 2% general partner interest. The General Partner is a wholly owned subsidiary of Duke Energy Field Services, LP ("DEFS"), a joint venture between Duke Energy Corporation ("Duke Energy") and Phillips Petroleum Company. Duke Energy holds a majority interest in DEFS.

         On July 26, 2001, the Company restructured its general partner ownership of the Operating Partnerships to cause them to be wholly-owned by the Partnership. TEPPCO GP, Inc. ("TEPPCO GP"), a subsidiary of the Partnership, succeeded the Company as general partner of the Operating Partnerships. All remaining partner interests in the Operating Partnerships not already owned by the Partnership were transferred to the Partnership. In exchange for this contribution, the Company's interest as general partner of the Partnership was increased to 2%. The increased percentage is the economic equivalent to the aggregate interest that the Company had prior to the restructuring through its combined interests in the Partnership and the Operating Partnerships. As a result, the Partnership holds a 99.999% limited partner interest in the Operating Partnerships and TEPPCO GP holds a .001% general partner interest. References herein to the "General Partner" refer to the Company prior to the restructuring and to TEPPCO GP thereafter.

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

         The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the financial position of the Partnership as of June 30, 2001, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results of operations for the full year 2001. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts from prior periods have been reclassified to conform to current presentation.

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

         Basic net income per Unit is computed by dividing net income, after deduction of the general partner's interest, by the weighted average number of Limited Partner Units and Class B Units outstanding (a total of 38.4

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


million Units for the six months ended June 30, 2001, and 32.9 million Units for the six months ended June 30, 2000). The General Partner's percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 7. Quarterly Distributions of Available Cash). The General Partner was allocated $13.2 million (representing 19.17%) and $6.2 million (representing 16.66%) of net income for the six months ended June 30, 2001, and 2000, respectively. The General Partner's percentage interest in net income increased for the six months ended June 30, 2001, compared to the corresponding period of 2000, as a result of the increased quarterly distribution to $0.525 per Unit from $0.500 per Unit in the third quarter of 2000.

         Diluted net income per Unit is similar to the computation of basic net income per Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For the quarters ended June 30, 2001 and 2000, the denominator was increased by 44,559 Units and 19,746 Units, respectively. For the six months ended June 30, 2001 and 2000, the denominator was increased by 36,021 Units and 14,333 Units, respectively.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

         Adoption of SFAS 133 at January 1, 2001 resulted in the recognition of $10.1 million of derivative liabilities, $4.1 million of which are included in current liabilities and $6.0 million of which are included in other noncurrent liabilities on the Partnership's balance sheet, and $10.1 million of hedging losses included in accumulated other comprehensive loss, a component of Partners' capital, as the cumulative effect of the change in accounting principle. The hedging losses included in accumulated other comprehensive loss will be transferred to earnings as the forecasted transactions actually occur. Approximately $4.1 million of the loss included in accumulated other comprehensive loss as of January 1, 2001 is anticipated to be transferred into earnings over the next twelve months. The cumulative effect of the accounting change had no effect on the Partnership's net income or its earnings per Unit amounts for the six months ended June 30, 2001. Amounts were determined as of January 1, 2001 based on quoted market values, the Partnership's portfolio of derivative instruments, and the Partnership's measurement of hedge effectiveness.

         From time to time, the Partnership has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks and its crude oil marketing activities to achieve a more predictable cash flow by reducing its exposure to interest rate and crude oil price fluctuations. These transactions generally are swaps and forwards and are entered into with major financial institutions or commodities trading institutions. Derivative financial instruments used in the Partnership's Upstream Segment are intended to reduce the Partnership's exposure to fluctuations in the market price of crude oil, while derivative financial instruments related to the Partnership's interest rate risks are intended to reduce the Partnership's exposure to increases in the

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


benchmark interest rates underlying the Partnership's variable rate revolving credit facility. Through December 31, 2000, gains and losses from financial instruments used in the Partnership's Upstream Segment have been recognized in revenues for the periods to which the derivative financial instruments relate, and gains and losses from its interest rate financial instruments have been recognized in interest expense for the periods to which the derivative financial instrument relate.

         As of June 30, 2001, the Upstream Segment had open positions on speculative option and futures contracts. During the six months ended June 30, 2001, a gain of $3,500 was recognized on such contracts.

         Also as of June 30, 2001, the Partnership had in place an interest rate swap agreement to hedge its exposure to increases in the benchmark interest rate underlying its variable rate revolving credit facilities. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, the Partnership pays a fixed rate of interest of 6.955% and receives a floating rate based on a three month USD LIBOR rate. The interest rate swap is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. During the six month period ended June 30, 2001, the Partnership recognized $2.2 million in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring in 2001. No gain or loss from ineffectiveness was required to be recognized. The fair value of the interest rate swap agreement was a loss of approximately $13.2 million at June 30, 2001. Approximately $4.8 million (inclusive of the $4.1 million related to the cumulative effect of the accounting change not yet recognized) of such amount is anticipated to be transferred into earnings over the next twelve months.

         During 2001, the Partnership executed treasury rate lock agreements with a combined notional amount of $400 million to hedge its exposure to increases in the treasury rate that will be used to establish the fixed interest rate for the debt offering that is probable to occur in the third quarter of 2001. Under the treasury rate lock agreements, the Partnership pays a fixed rate of interest, and receives a floating rate based on the three month treasury rate. The treasury rate locks are designated as cash flow hedges, therefore, the changes in fair value, to the extent the treasury rate locks are effective, are recognized in other comprehensive income until the actual debt offering occurs. Upon completion of the debt offering, the realized gain or loss on the treasury rate locks will be amortized out of accumulated other comprehensive income into interest expense over the life of the debt obligation. During April 2001, a treasury lock with a notional amount of $200 million was terminated with a realized gain of $1.1 million. The realized gain was recorded as a component of accumulated other comprehensive income. As of June 30, 2001, a notional amount of $200 million remained outstanding. The fair value of the outstanding treasury rate locks was a gain of approximately $7.4 million at June 30, 2001.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations and specifies that certain acquired intangible assets be reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. The Partnership will adopt SFAS 141 immediately, and SFAS 142 effective January 1, 2002.

         At June 30, 2001, the Partnership had $14.6 million of unamortized goodwill. Amortization expense related to goodwill was $0.1 million and $0.6 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. The Partnership has not determined the impact of adopting SFAS 142 at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


NOTE 3.  ACQUISITIONS

         On July 20, 2000, the Partnership completed an acquisition of ARCO Pipe Line Company ("ARCO"), a wholly owned subsidiary of Atlantic Richfield Company, for $322.6 million, which included $4.1 million of acquisition related costs. The purchase included ARCO's 50-percent ownership interest in Seaway Crude Pipeline Company ("Seaway"), which owns a pipeline that carries mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing, Oklahoma and from a marine terminal at Texas City, Texas to refineries in the Texas City and Houston areas. The Partnership assumed ARCO's role as operator of this pipeline. The Partnership also acquired: (i) ARCO's crude oil terminal facilities in Cushing and Midland, Texas, including the line transfer and pumpover business at each location; (ii) an undivided ownership interest in both the Rancho Pipeline, a crude oil pipeline from West Texas to Houston, and the Basin Pipeline, a crude oil pipeline running from Jal, New Mexico, through Midland to Cushing, both of which are operated by another joint owner; and (iii) the receipt and delivery pipelines known as the West Texas Trunk System, which is located around the Midland terminal. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of the acquisition are included in the consolidated statements of income from July 20, 2000.

         The following table presents the unaudited pro forma results of the Partnership as though the acquisition of ARCO occurred at the beginning of 2000 (in thousands, except per Unit amounts).

                                                 QUARTER ENDED        SIX MONTHS
                                                    JUNE 30,        ENDED JUNE 30,
                                                      2000               2000
                                                ----------------   ----------------
Revenues ....................................   $        754,922   $      1,513,119
Net Income ..................................             12,779             35,081
Basic and diluted net income per Limited
    Partner and Class B Unit ................   $           0.33   $           0.89

NOTE 4. INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

                                   JUNE 30,     DECEMBER 31,
                                     2001           2000
                                 ------------   ------------
Crude oil ....................   $     26,285   $     14,635
Gasolines ....................            929          3,795
Propane ......................            726             --
Butanes ......................          1,870            267
Fuel oil .....................            203             82
Other products ...............          4,003          2,693
Materials and supplies .......          3,926          3,312
                                 ------------   ------------
          Total ..............   $     37,942   $     24,784
                                 ============   ============

         The costs of inventories did not exceed market values at June 30, 2001, and December 31, 2000.


NOTE 5. EQUITY INVESTMENTS

         Seaway is a partnership between the Upstream Segment and Phillips Petroleum Company ("Phillips"). The Upstream Segment purchased its 50-percent ownership interest in Seaway on July 20, 2000 (see Note 3. Acquisitions). The Seaway Crude Pipeline Company Partnership Agreement provides for varying participation

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


ratios throughout the life of the Seaway Partnership. From July 20, 2000, through May 2002, the Upstream Segment receives 80% of revenue and expense of Seaway. From June 2002 until May 2006, the Upstream Segment receives 60% of revenue and expense of Seaway. Thereafter, the sharing ratio becomes 40% of revenue and expense to the Upstream Segment.

         The Partnership uses the equity method of accounting for its investment in Seaway. Summarized financial information for Seaway as of and for the six months ended June 30, 2001 is presented below (in thousands):

             Current assets................................................          $  36,610
             Non current assets............................................            279,439
             Current liabilities...........................................              6,005
             Partners' capital.............................................            310,044
             Revenues......................................................             35,315
             Net income....................................................             16,193

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

OTHER LONG TERM DEBT AND CREDIT FACILITIES

         On July 14, 2000, the Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to finance the acquisition of the ARCO assets (see Note 3. Acquisitions) and to refinance existing credit facilities, other than the Senior Notes. The term loan was repaid from proceeds received from the issuance of additional Limited Partner Units on October 25, 2000. On April 6, 2001, the Partnership's $475 million revolving credit agreement was amended to permit borrowings up to $500 million and to allow for letters of credit up to $20 million. The term of the revised credit agreement was extended to April 6, 2004. Additionally, on April 6, 2001, the Partnership entered into a 364-day, $200 million revolving credit agreement. The interest rate is based on the Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreements contain restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios. At June 30, 2001, $438 million was outstanding under the revolving credit facility at a weighted average interest rate of 4.9%.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


         On July 21, 2000, the Partnership entered into a three year swap agreement to hedge its exposure on the variable rate credit facilities. On April 6, 2001 the swap agreement was extended until April 6, 2004 to match the maturity of the variable rate credit facility above. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, the Partnership pays a fixed rate of interest of 6.955% and receives a floating rate based on a three month USD LIBOR rate.

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

         The following table reflects the allocation of total distributions paid for the six month periods ended June 30, 2001 and 2000 (in thousands, except per Unit amounts).

                                                         SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                          2001               2000
                                                        --------           --------
Limited Partner Units ...............................   $ 35,516           $ 28,275
1% General Partner Interest .........................        400                324
General Partner Incentive ...........................      8,996              5,452
                                                        --------           --------
      Total Partners' Capital Cash Distributions ....     44,912             34,051
Class B Units .......................................      4,112              3,819
Minority Interest ...................................        500                386
                                                        --------           --------
      Total Cash Distributions Paid .................   $ 49,524           $ 38,256
                                                        ========           ========


Total Cash Distributions Paid Per Unit ..............   $  1.050           $  0.975
                                                        ========           ========

         On July 20, 2001, the Partnership declared a cash distribution of $0.525 per Limited Partner Unit and Class B Unit for the quarter ended June 30, 2001. The distribution was paid on August 6, 2001, to Unitholders of record on July 31, 2001.

NOTE 8. SEGMENT DATA

         The Partnership operates in two segments: refined products and LPGs transportation, which operates through the Downstream Segment; and crude oil and NGLs transportation and marketing, which operates through the Upstream Segment. The amounts included as "Partnership and Other" relate primarily to intercompany eliminations and assets held by the Partnership that have not been allocated to the Operating Partnerships.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


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

         The Upstream Segment gathers, stores, transports and markets crude oil principally in Oklahoma, Texas and the Rocky Mountain region; operates two trunkline NGL pipelines in South Texas and two NGL pipelines in East Texas; and distributes lube oils and specialty chemicals to industrial and commercial accounts. On July 20, 2000, the Partnership completed its acquisition of assets from ARCO (see Note 3. Acquisitions). The acquisition was accounted for under the purchase method of accounting. The results of the acquisition have been included in the Upstream Segment since the purchase on July 20, 2000.

         The table below includes interim financial information by business segment for the interim periods ended June 30, 2001 and 2000 (in thousands):

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


                                           THREE MONTHS ENDED JUNE 30, 2001               THREE MONTHS ENDED JUNE 30, 2000
                                    --------------------------------------------    --------------------------------------------
                                     DOWNSTREAM       UPSTREAM                       DOWNSTREAM       UPSTREAM
                                       SEGMENT        SEGMENT       CONSOLIDATED      SEGMENT         SEGMENT       CONSOLIDATED
                                    ------------    ------------    ------------    ------------    ------------    ------------
Unaffiliated revenues ...........   $     80,458    $    993,224    $  1,073,682    $     54,288    $    693,416    $    747,704
Operating expenses, including
      power .....................         30,755         979,001       1,009,756          30,215         688,999         719,214
Depreciation and amortization
      expense ...................          7,207           3,650          10,857           6,874           1,465           8,339
                                    ------------    ------------    ------------    ------------    ------------    ------------
      Operating income ..........         42,496          10,573          53,069          17,199           2,952          20,151
Interest expense, net ...........         (8,027)         (6,775)        (14,802)         (7,167)           (126)         (7,293)
Equity earnings .................           (339)          4,758           4,419              --              --              --
Other income, net ...............             57             295             352             573             139             712
                                    ------------    ------------    ------------    ------------    ------------    ------------
      Net income ................   $     34,187    $      8,851    $     43,038    $     10,605    $      2,965    $     13,570
                                    ============    ============    ============    ============    ============    ============

                                           SIX MONTHS ENDED JUNE 30, 2001                 SIX MONTHS ENDED JUNE 30, 2000
                                    --------------------------------------------    --------------------------------------------
                                     DOWNSTREAM       UPSTREAM                       DOWNSTREAM       UPSTREAM
                                      SEGMENT         SEGMENT       CONSOLIDATED      SEGMENT         SEGMENT       CONSOLIDATED
                                    ------------    ------------    ------------    ------------    ------------    ------------
Unaffiliated revenues ...........   $    144,563    $  1,714,354    $  1,858,917    $    118,066    $  1,380,330    $  1,498,396
Operating expenses, including
      power .....................         58,321       1,690,457       1,748,778          58,872       1,372,020       1,430,892
Depreciation and amortization
      expense ...................         14,384           6,380          20,764          13,657           2,929          16,586
                                    ------------    ------------    ------------    ------------    ------------    ------------
      Operating income ..........         71,858          17,517          89,375          45,537           5,381          50,918
Interest expense, net ...........        (16,362)        (14,389)        (30,751)        (14,477)           (240)        (14,717)
Equity earnings .................           (339)          9,964           9,625              --              --              --
Other income, net ...............            169             355             524             966             284           1,250
                                    ------------    ------------    ------------    ------------    ------------    ------------
      Net income ................   $     55,326    $     13,447    $     68,773    $     32,026    $      5,425    $     37,451
                                    ============    ============    ============    ============    ============    ============

                                                       AS OF JUNE 30, 2001
                                    ---------------------------------------------------------
                                     DOWNSTREAM      UPSTREAM      PARTNERSHIP
                                      SEGMENT        SEGMENT        AND OTHER    CONSOLIDATED
                                    ------------   ------------   ------------   ------------
Total assets ....................   $    778,313   $    910,190   $      6,651   $  1,695,154
Accounts receivable, trade ......         25,805        280,769             --        306,574
Accounts payable and accrued
      liabilities ...............   $     10,855   $    281,516   $         --   $    292,371

                                                       AS OF JUNE 30, 2000
                                    ----------------------------------------------------------
                                     DOWNSTREAM      UPSTREAM     PARTNERSHIP
                                       SEGMENT       SEGMENT       AND OTHER      CONSOLIDATED
                                    ------------   ------------   ------------    ------------
Total assets ....................   $    748,412   $    347,841   $     (2,354)   $  1,093,899
Accounts receivable, trade ......         20,369        213,977             --         234,346
Accounts payable and accrued
      liabilities ...............   $      9,984   $    221,873   $         --    $    231,857

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.4 million at June 30, 2001 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


         On October 16, 2000 the Partnership received a settlement notice from Atlantic Richfield Company for payment of a net aggregate amount of approximately $12.9 million in post-closing adjustments related to the purchase of ARCO. A large portion of the requested adjustment relates to Atlantic Richfield Company's indemnity for payment of accrued income taxes. In August 2001, the Partnership and Atlantic Richfield Company reached a settlement of $11.0 million for the post-closing adjustments. The Partnership has accrued the amount of the settlement as an adjustment to the purchase price of ARCO.

         Substantially all of the petroleum products transported and stored by the Partnership are owned by the Partnership's customers. At June 30, 2001, the Partnership had approximately 20.9 million barrels of products in its custody owned by customers. The Partnership is obligated for the transportation, storage and delivery of such products on behalf of its customers. The Partnership maintains insurance adequate to cover product losses through circumstances beyond its control.

NOTE 10. COMPREHENSIVE INCOME

         The table below reconciles reported net income to total comprehensive income for the six months ended June 30, 2001 (in thousands).

Net income .......................................   $  68,773
Cumulative effect attributable to adoption of
     SFAS 133 (see Note 2. New Accounting
     Pronouncements) .............................     (10,103)
Hedge accounting for derivative instruments ......       5,385
                                                     ---------
    Total comprehensive income ...................   $  64,055
                                                     =========

         The accumulated balance of other comprehensive loss related to cash flow hedges is as follows (in thousands):

Balance at December 31, 2000 .....................   $     --
Cumulative effect of accounting change ...........    (10,103)
Net gain on cash flow hedges .....................      3,142
Reclassification adjustments .....................      2,243
                                                     --------
Balance at June 30, 2001 .........................   $ (4,718)
                                                     ========

NOTE 11. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         In connection with the Partnership's filing of a shelf registration statement on Form S-3 with the Securities and Exchange Commission on July 27, 2001, TE Products Pipeline Company, Limited Partnership and TCTM, L.P., the Partnership's sole first-tier operating subsidiaries (the "Guarantor Subsidiaries"), may issue unconditional guarantees of senior or subordinated debt securities of the Partnership in the event that the Partnership issues such securities from time to time under the registration statement. If issued, the guarantees will be full, unconditional and joint and several. In July 2001, the Partnership restructured the ownership of the general partner interests in these first-tier operating subsidiaries to cause them to be wholly-owned by the Partnership. For purposes of the following consolidating information, the Partnership's and Guarantor Subsidiaries' investments in their respective subsidiaries are accounted for by the equity method of accounting.

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


                                                                                                                         TEPPCO
                                                    TEPPCO         GUARANTOR      NON-GUARANTOR    CONSOLIDATING     PARTNERS, L.P.
JUNE  30, 2001                                  PARTNERS, L.P.    SUBSIDIARIES     SUBSIDIARIES     ADJUSTMENTS       CONSOLIDATED
--------------                                  --------------   --------------   --------------   --------------    --------------
                                                                                  (IN THOUSANDS)
Assets
   Current assets ...........................   $        2,740   $       40,769   $      324,296   $         (837)   $      366,968
   Property, plant and equipment - net ......               --          653,929          328,778               --           982,707
   Equity investments .......................          494,996          284,373          232,020         (749,056)          262,333
   Intercompany notes receivable ............          435,191               --               --         (435,191)               --
   Other assets .............................            5,543           13,966           62,884              753            83,146
                                                --------------   --------------   --------------   --------------    --------------
      Total assets ..........................   $      938,470   $      993,037   $      947,978   $   (1,184,331)   $    1,695,154
                                                ==============   ==============   ==============   ==============    ==============
 Liabilities and partners' capital
   Current liabilities ......................   $        4,355   $       45,370   $      315,685   $       (4,719)   $      360,691
   Long term debt ...........................          438,000          389,799               --               --           827,799
   Intercompany notes payable ...............               --           54,960          380,231         (435,191)               --
   Other long term liabilities and
     minority interest ......................               --            2,853               --           13,494            16,347
   Redeemable Class B Units held by
     related party ..........................               --               --               --          106,969           106,969
   Total partners' capital ..................          496,115          500,055          252,062         (864,884)          383,348
                                                --------------   --------------   --------------   --------------    --------------
         Total liabilities and partners'
           capital ..........................   $      938,470   $      993,037   $      947,978   $   (1,184,331)   $    1,695,154
                                                ==============   ==============   ==============   ==============    ==============

                                                                                                                         TEPPCO
                                                    TEPPCO         GUARANTOR      NON-GUARANTOR    CONSOLIDATING     PARTNERS, L.P.
DECEMBER 31, 2000                               PARTNERS, L.P.    SUBSIDIARIES     SUBSIDIARIES     ADJUSTMENTS       CONSOLIDATED
-----------------                               --------------   --------------   --------------   --------------    --------------
                                                                                  (IN THOUSANDS)
Assets
  Current assets ............................   $        6,083   $       52,773   $      315,488   $      (10,947)   $      363,397
  Property, plant and equipment - net .......               --          640,657          309,048               --           949,705
  Equity investments ........................          420,433          202,811          236,232         (617,828)          241,648
  Intercompany notes receivable .............          441,836               --               --         (441,836)               --
  Other assets ..............................            5,322           15,385           48,475           (1,122)           68,060
                                                --------------   --------------   --------------   --------------    --------------
     Total assets ...........................   $      873,674   $      911,626   $      909,243   $   (1,071,733)   $    1,622,810
                                                ==============   ==============   ==============   ==============    ==============
Liabilities and Partners' Capital
  Current liabilities .......................   $        7,206   $       45,085   $      318,049   $      (12,069)   $      358,271
  Long term debt ............................          446,000          389,784               --               --           835,784
  Intercompany notes payable ................               --           48,037          393,799         (441,836)               --
  Other long term liabilities and
    minority interest .......................               --            3,991               --            4,296             8,287
  Redeemable Class B Units held by
    related party ...........................          105,411               --               --               --           105,411
  Total partners' capital ...................          315,057          424,729          197,395         (622,124)          315,057
                                                --------------   --------------   --------------   --------------    --------------
        Total liabilities and partners'
          capital ...........................   $      873,674   $      911,626   $      909,243   $   (1,071,733)   $    1,622,810
                                                ==============   ==============   ==============   ==============    ==============

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


                                                                                                                       TEPPCO
                                                   TEPPCO         GUARANTOR      NON-GUARANTOR    CONSOLIDATING    PARTNERS, L.P.
THREE MONTHS ENDED JUNE 30, 2001               PARTNERS, L.P.    SUBSIDIARIES     SUBSIDIARIES     ADJUSTMENTS      CONSOLIDATED
--------------------------------               --------------   --------------   --------------   --------------   --------------
                                                                                 (IN THOUSANDS)
Operating revenues ..........................  $           --   $       78,546   $      995,136   $           --   $    1,073,682
Costs and expenses ..........................              --           37,233          983,380               --        1,020,613
                                               --------------   --------------   --------------   --------------   --------------
  Operating income ..........................              --           41,313           11,756               --           53,069
                                               --------------   --------------   --------------   --------------   --------------
Interest expense - net ......................          (8,431)          (7,355)          (7,447)           8,431          (14,802)
Equity earnings .............................          43,038            9,132            4,758          (52,509)           4,419
Other income - net ..........................           8,431              389              404           (8,431)             793
                                               --------------   --------------   --------------   --------------   --------------
  Income before minority interest ...........          43,038           43,479            9,471          (52,509)          43,479
Minority interest ...........................              --               --               --             (441)            (441)
                                               --------------   --------------   --------------   --------------   --------------
  Net income ................................  $       43,038   $       43,479   $        9,471   $      (52,950)  $       43,038
                                               ==============   ==============   ==============   ==============   ==============


                                                                                                                      TEPPCO
                                                   TEPPCO        GUARANTOR      NON-GUARANTOR    CONSOLIDATING    PARTNERS, L.P.
THREE MONTHS ENDED JUNE 30, 2000               PARTNERS, L.P.   SUBSIDIARIES     SUBSIDIARIES     ADJUSTMENTS      CONSOLIDATED
--------------------------------               --------------  --------------   --------------   --------------   --------------
                                                                                (IN THOUSANDS)
Operating revenues ..........................  $           --  $       52,368   $      695,336   $           --   $      747,704
Costs and expenses ..........................              --          36,364          691,189               --          727,553
                                               --------------  --------------   --------------   --------------   --------------
  Operating income ..........................              --          16,004            4,147               --           20,151
                                               --------------  --------------   --------------   --------------   --------------
Interest expense - net ......................              --          (6,537)            (756)              --           (7,293)
Equity earnings .............................          13,570           3,592               --          (17,162)              --
Other income - net ..........................              --             649              201               --              850
                                               --------------  --------------   --------------   --------------   --------------
  Income before minority interest ...........          13,570          13,708            3,592          (17,162)          13,708
Minority interest ...........................              --              --               --             (138)            (138)
                                               --------------  --------------   --------------   --------------   --------------
  Net income ................................  $       13,570  $       13,708   $        3,592   $      (17,300)  $       13,570
                                               ==============  ==============   ==============   ==============   ==============


                                                                                                                       TEPPCO
                                                   TEPPCO         GUARANTOR      NON-GUARANTOR    CONSOLIDATING    PARTNERS, L.P.
SIX MONTHS ENDED JUNE 30, 2001                 PARTNERS, L.P.    SUBSIDIARIES     SUBSIDIARIES     ADJUSTMENTS      CONSOLIDATED
------------------------------                 --------------   --------------   --------------   --------------   --------------
                                                                                 (IN THOUSANDS)
Operating revenues ..........................  $           --   $      140,847   $    1,718,070   $           --   $    1,858,917
Costs and expenses ..........................              --           71,253        1,698,289               --        1,769,542
                                               --------------   --------------   --------------   --------------   --------------
  Operating income ..........................              --           69,594           19,781               --           89,375
                                               --------------   --------------   --------------   --------------   --------------
Interest expense - net ......................         (17,803)         (14,979)         (15,772)          17,803          (30,751)
Equity earnings .............................          68,773           14,180            9,964          (83,292)           9,625
Other income - net ..........................          17,803              681              546          (17,803)           1,227
                                               --------------   --------------   --------------   --------------   --------------
  Income before minority interest ...........          68,773           69,476           14,519          (83,292)          69,476
Minority interest ...........................              --               --               --             (703)            (703)
                                               --------------   --------------   --------------   --------------   --------------
  Net income ................................  $       68,773   $       69,476   $       14,519   $      (83,995)  $       68,773
                                               ==============   ==============   ==============   ==============   ==============

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


                                                                                                                      TEPPCO
                                                   TEPPCO        GUARANTOR      NON-GUARANTOR    CONSOLIDATING    PARTNERS, L.P.
SIX MONTHS ENDED JUNE 30, 2000                 PARTNERS, L.P.   SUBSIDIARIES     SUBSIDIARIES     ADJUSTMENTS      CONSOLIDATED
------------------------------                 --------------  --------------   --------------   --------------   --------------
                                                                                (IN THOUSANDS)
Operating revenues ..........................  $           --  $      114,323   $    1,384,073   $           --   $    1,498,396
Costs and expenses ..........................              --          71,084        1,376,394               --        1,447,478
                                               --------------  --------------   --------------   --------------   --------------
  Operating income ..........................              --          43,239            7,679               --           50,918
                                               --------------  --------------   --------------   --------------   --------------
Interest expense - net ......................              --         (13,216)          (1,501)              --          (14,717)
Equity earnings .............................          37,451           6,581               --          (44,032)              --
Other income - net ..........................              --           1,229              403               --            1,632
                                               --------------  --------------   --------------   --------------   --------------
  Income before minority interest ...........          37,451          37,833            6,581          (44,032)          37,833
Minority interest ...........................              --              --               --             (382)            (382)
                                               --------------  --------------   --------------   --------------   --------------
  Net income ................................  $       37,451  $       37,833   $        6,581   $      (44,414)  $       37,451
                                               ==============  ==============   ==============   ==============   ==============


                                                                                                                       TEPPCO
                                                   TEPPCO         GUARANTOR      NON-GUARANTOR    CONSOLIDATING    PARTNERS, L.P.
SIX MONTHS ENDED JUNE 30, 2001                 PARTNERS, L.P.    SUBSIDIARIES     SUBSIDIARIES     ADJUSTMENTS      CONSOLIDATED
------------------------------                 --------------   --------------   --------------   --------------   --------------
                                                                                 (IN THOUSANDS)
Cash flows from operating activities
  Net Income ................................  $       68,773   $       69,476   $       14,518   $      (83,994)  $       68,773
    Adjustments to reconcile net income to
     net cash provided by operating
     activities:
      Depreciation and amortization .........              --           13,376            7,388               --           20,764
      Equity earnings, net of
        distributions .......................         (19,750)           1,279            4,212           18,716            4,457
      Changes in assets and liabilities
         and other ..........................               1           (1,792)         (31,373)             702          (32,462)
                                               --------------   --------------   --------------   --------------   --------------
Net cash provided by operating activities ...          49,024           82,339           (5,255)         (64,576)          61,532
                                               --------------   --------------   --------------   --------------   --------------


Cash flows from investing activities ........         (47,139)         (48,554)         (25,450)          47,139          (74,004)

Cash flows from financing activities ........          (1,885)         (42,951)          25,577           17,437           (1,822)
                                               --------------   --------------   --------------   --------------   --------------

Net decrease in cash and cash equivalents ...              --           (9,166)          (5,128)              --          (14,294)
Cash and cash equivalents at beginning of
  period ....................................              --            9,166           17,929               --           27,095
                                               --------------   --------------   --------------   --------------   --------------
Cash and cash equivalents at end of period ..  $           --   $           --   $       12,801   $           --   $       12,801
                                               ==============   ==============   ==============   ==============   ==============

                              TEPPCO PARTNERS, L.P.

                                   (UNAUDITED)


                                                                                                                       TEPPCO
                                                   TEPPCO         GUARANTOR      NON-GUARANTOR    CONSOLIDATING    PARTNERS, L.P.
SIX MONTHS ENDED JUNE 30, 2000                 PARTNERS, L.P.    SUBSIDIARIES     SUBSIDIARIES     ADJUSTMENTS      CONSOLIDATED
------------------------------                 --------------   --------------   --------------   --------------   --------------
                                                                                 (IN THOUSANDS)
Cash flows from operating activities

  Net Income ................................  $       37,451   $       37,833   $        6,581   $      (44,414)  $       37,451
    Adjustments to reconcile net income to
     net cash provided by operating
     activities:
      Depreciation and amortization .........              --           12,649            3,937               --           16,586
      Equity earnings, net of
        distributions .......................             419            2,876               --           (3,390)             (95)
      Changes in assets and liabilities
         and other ..........................              --            8,557            1,600              382           10,539
                                               --------------   --------------   --------------   --------------   --------------
Net cash provided by operating activities ...          37,870           61,915           12,118          (47,422)          64,481
                                               --------------   --------------   --------------   --------------   --------------


Cash flows from investing activities ........              --          (33,215)          (6,457)              --          (39,672)


Cash flows from financing activities ........         (37,870)         (18,256)          (9,552)          47,422          (18,256)
                                               --------------   --------------   --------------   --------------   --------------
Net increase (decrease) in cash and cash
  equivalents ...............................              --           10,444           (3,891)              --            6,553
Cash and cash equivalents at beginning of
  period ....................................              --           16,284           16,309               --           32,593
                                               --------------   --------------   --------------   --------------   --------------
Cash and cash equivalents at end of period ..  $           --   $       26,728   $       12,418   $           --   $       39,146
                                               ==============   ==============   ==============   ==============   ==============

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

         Through its ownership of the Downstream Segment and the Upstream Segment, the Partnership operates in two segments: refined products and LPGs transportation, and crude oil and NGLs transportation and marketing. The Partnership's reportable segments offer different products and services and are managed separately because each requires different business strategies.

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

RESULTS OF OPERATIONS


Summarized below is financial data by business segment (in thousands):

                                      QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                         2001         2000         2001         2000
                                      ----------   ----------  -----------   -----------
Operating revenues:
    Downstream Segment ............   $   80,458   $   54,288   $  144,563   $  118,066
    Upstream Segment ..............      993,224      693,416    1,714,354    1,380,330
                                      ----------   ----------   ----------   ----------
       Total operating revenues ...    1,073,682      747,704    1,858,917    1,498,396
                                      ----------   ----------   ----------   ----------

Operating income:
    Downstream Segment ............       42,496       17,199       71,858       45,537
    Upstream Segment ..............       10,573        2,952       17,517        5,381
                                      ----------   ----------   ----------   ----------
       Total operating income .....       53,069       20,151       89,375       50,918
                                      ----------   ----------   ----------   ----------

Net income:
    Downstream Segment ............       34,187       10,605       55,326       32,026
    Upstream Segment ..............        8,851        2,965       13,447        5,425
                                      ----------   ----------   ----------   ----------
      Total net income ............   $   43,038   $   13,570   $   68,773   $   37,451
                                      ----------   ----------   ----------   ----------

         For the quarter ended June 30, 2001, the Partnership reported net income of $43.0 million, compared with net income of $13.6 million for the 2000 second quarter. The $29.4 million increase in net income resulted from a $23.6 million increase in net income provided by the Downstream Segment and a $5.8 million increase in net income provided by the Upstream Segment. The increase in net income by the Downstream Segment was comprised of a $26.2 million increase in operating revenues, partially offset by a $0.9 million increase in costs and expenses, a $0.9 million increase in interest expense (net of capitalized interest), a $0.3 million decrease in other income - net, and $0.3 million in equity losses. The increase in net income by the Upstream Segment was comprised of a $13.8 million increase in margin, $3.0 million in other operating revenues, and $4.8 million of equity earnings of Seaway, partially offset by a $9.2 million increase in costs and expenses (excluding purchases of crude oil and petroleum products) and a $6.6 million increase in interest expense.

         For the six months ended June 30, 2001, the Partnership reported net income of $68.8 million, compared with net income of $37.5 million for the corresponding period in 2000. The $31.3 million increase in income resulted from a $23.3 million increase in net income provided by the Downstream Segment and a $8.0 million increase in net income provided by the Upstream Segment. The increase in net income by the Downstream Segment was primarily due to a $26.5 million increase in operating revenues, partially offset by a $1.9 million increase in interest expense (net of capitalized interest), a $0.6 million decrease in other income - net, $0.3 million in equity losses, and a $0.2 million increase in costs and expenses. The increase in net income by the Upstream Segment was primarily due to a $24.1 million increase in margin, $5.8 million in other operating revenues, and $10.0 million of equity earnings of Seaway, partially offset by a $17.7 million increase in costs and expenses (excluding purchases of crude oil and petroleum products) and a $14.2 million increase in interest expense.

DOWNSTREAM SEGMENT

         Volume and average rate information for 2001 and 2000 is presented below:

                                                    QUARTER ENDED                             SIX MONTHS ENDED
                                                       JUNE 30,            PERCENTAGE              JUNE 30,            PERCENTAGE
                                              --------------------------    INCREASE      --------------------------    INCREASE
                                                 2001            2000      (DECREASE)        2001            2000      (DECREASE)
                                              ----------      ----------   ----------     ----------      ----------   ----------
                                                                 (IN THOUSANDS, EXCEPT AVERAGE RATE INFORMATION)
VOLUMES DELIVERED
    Refined products ......................       33,360          35,113           (5)%       60,548          64,726           (6)%
    LPGs ..................................        6,907           6,634            4%        18,558          18,327            1%
    Mont Belvieu operations ...............        4,571           6,576          (30)%       10,836          13,648          (21)%
                                              ----------      ----------   ----------     ----------      ----------   ----------
        Total .............................       44,838          48,323           (7)%       89,942          96,701           (7)%
                                              ==========      ==========   ==========     ==========      ==========   ==========

AVERAGE RATE PER BARREL
    Refined products ......................   $     0.97(a)   $     0.93            4%    $     0.97(a)   $     0.94            3%
    LPGs ..................................         1.96            1.56           26%          2.07            1.83           13%
    Mont Belvieu operations ...............         0.18            0.14           29%          0.17            0.15           13%
        Average system rate per barrel ....   $     1.04      $     0.91           14%    $     1.10      $     1.00           10%
                                              ==========      ==========   ==========     ==========      ==========   ==========

     (a) Net of $18.9 million received from Pennzoil-Quaker State Company for canceled transportation agreement.

         Refined products transportation revenues increased $18.7 million for the quarter ended June 30, 2001, compared with the prior-year quarter, due primarily to revenue recognized from a cash settlement received from a canceled transportation agreement with Pennzoil-Quaker State Company ("Pennzoil") and the recognition of $1.7 million of previously deferred revenue related to the approval of the market based rates during the second quarter of 2001. The net revenue increase related to the settlement was approximately $17.2 million during the second quarter of 2001. Refined products volumes delivered during the second quarter of 2001 decreased 5% from the prior year quarter, due primarily to decreased jet fuel volumes delivered attributable to reduced air travel demand and the expiration of contract deliveries of methyl tertiary butyl ether ("MTBE") at the Partnership's marine terminal near Beaumont, Texas, in April 2001. These decreases were partially offset by increased motor fuel deliveries due to favorable differentials. The increase in the refined products average rate per barrel from the prior-year quarter resulted primarily from the recognition of previously deferred transportation revenue related to the approval of market based rates.

         LPGs transportation revenues increased $3.1 million for the quarter ended June 30, 2001, compared with the second quarter of 2000, due primarily to increased deliveries of propane in the upper Midwest and Northeast market areas attributable to strong demand, favorable price differentials, and early summer fill programs by customers. Additionally, butane deliveries to the Chicago market area increased due to favorable price differentials. These increases were partially offset by decreased short-haul deliveries of propane due to operational problems at a petrochemical facility on the upper Texas Gulf Coast that is served by the Partnership. The LPGs average rate per barrel increased 26% from the prior-year quarter as a result of an increased percentage of long-haul deliveries during the second quarter of 2001.

         Revenues generated from Mont Belvieu operations increased $0.1 million during the quarter ended June 30, 2001, compared with the second quarter of 2000, as a result of increased brine receipts and service revenue, which was partially offset by decreased contract storage revenue. Mont Belvieu shuttle volumes delivered decreased 30% during the second quarter of 2001, compared with the second quarter of 2000, due to reduced petrochemical demand. The Mont Belvieu average rate per barrel increased during the second quarter of 2001 as a result of reduced contract shuttle deliveries, which generally carry lower rates.

         Other operating revenues increased $4.2 million during the quarter ended June 30, 2001, compared with the prior year quarter, due primarily to contract petrochemical delivery revenue, which started during the fourth quarter of 2000, and increased product sales. These increases were partially offset by decreased propane deliveries from the Partnership's Providence, Rhode Island, import facility.

         Costs and expenses increased $0.9 million for the quarter ended June 30, 2001, compared with the second quarter of 2000, primarily due to a $1.2 million increase in operating fuel and power expense and a $0.3 million increase in depreciation and amortization expense, partially offset by a $0.4 million decrease in taxes - other than income taxes, and a $0.2 million decrease in operating, general and administrative expenses. Operating fuel and power expense increased as a result of higher power rates from electric utilities. The increase in depreciation expense from the prior year second quarter resulted from assets placed in service during the later part of 2000. The decrease in taxes - other than income taxes resulted from actual property taxes being lower than previously estimated. Operating, general and administrative expenses decreased due to lower labor costs, lower insurance expense and decreased throughput-related rental expense on volumes received through the connection with Colonial Pipeline at Beaumont, Texas, partially offset by increased environmental remediation expenses and increased pipeline measurement losses.

         Interest expense increased $0.2 million during the quarter ended June 30, 2001, compared with the second quarter of 2000, as a result of borrowings under the Sun Trust credit facilities. Interest capitalized decreased $0.7 million during the quarter ended June 30, 2001, compared with the corresponding prior year period, as a result of the completion of the petrochemical pipelines from Mont Belvieu, Texas, to Port Arthur, Texas, during the fourth quarter of 2000.

         Net loss from equity investments totaled $0.3 million during the quarter ended June 30, 2001 due to pre-operating expenses of Centennial Pipeline and net losses on Transport 4. Other income - net decreased $0.3 million during the quarter ended June 30, 2001, compared with the second quarter of 2000, due primarily to lower interest income earned on cash investments.

         For the six months ended June 30, 2001, refined products transportation revenues increased $16.9 million, due primarily to revenue recognized on the canceled transportation agreement with Pennzoil and the recognition of $1.7 million of previously deferred revenue related to the approval of the market based rates during the second quarter of 2001, partially offset by a 6% decrease in refined products volumes delivered. The net revenue increase related to the settlement was approximately $17.2 million during the six months ended June 30, 2001. Jet fuel volumes delivered to the Midwest market areas decreased 13% due to reduced air travel demand and a pilot strike during the second quarter of 2001. Deliveries of MTBE decreased as a result of the expiration of contract deliveries to the Partnership's marine terminal near Beaumont, Texas, in April 2001. Motor fuel volumes delivered decreased 5% as a result of lower demand in the Midwest market areas and a local refinery expansion in the West Memphis, Arkansas, market area. The refined products average rate per barrel increased 3% from the prior-year period due primarily to the recognition of revenue related to the market based rates discussed previously.

         LPGs transportation revenues increased $5.0 million for the six months ended June 30, 2001, compared with the corresponding period in 2000, due primarily to increased deliveries of propane in the Midwest and Northeast market areas attributable to colder weather in the Northeast during the first quarter of 2001, favorable price differentials and early summer fill programs by customers. Additionally, butane deliveries to the Chicago market area increased due to favorable price differentials. These increases were partially offset by decreased short-haul deliveries of propane as a result of operational problems at a petrochemical facility on the upper Texas Gulf Coast that is served by the Partnership. The LPGs average rate per barrel increased 13% from the prior-year period as a result of an increased percentage of long-haul deliveries to the upper Midwest and Northeast market areas.

         Revenues generated from Mont Belvieu operations decreased $1.5 million during the six months ended June 30, 2001, compared with the six months ended June 30, 2000, as a result of decreased contract storage revenue, partially offset by increased brine receipts and service revenue. Mont Belvieu shuttle deliveries decreased during the six months ended June 30, 2001, compared with the corresponding period in 2000, due to reduced petrochemical demand. The Mont Belvieu average rate per barrel increased for the six months as a result of reduced contract deliveries which generally carry lower rates.

         Other operating revenues increased $6.1 million during the six months ended June 30, 2001, compared with the corresponding period in 2000, due primarily to contract petrochemical delivery revenue, which started during the fourth quarter of 2000, increased deliveries from the Partnership's Providence, Rhode Island, import facility in the first quarter of 2001, and increased product sales.

         Costs and expenses increased $0.2 million for the six months ended June 30, 2001, compared with the corresponding period in 2000, primarily due to a $2.0 million increase in operating fuel and power expense and a $0.7 million increase in depreciation and amortization expense, partially offset by a $2.6 million decrease in operating, general and administrative expenses. Operating fuel and power expense increased as a result of higher rates charged by electric utilities. The increase in depreciation expense from the prior year period was a result of assets placed in service during the later part of 2000. Operating, general and administrative expenses decreased primarily as a result of a March 2000 write-off of project evaluation costs related to the proposed pipeline construction from Beaumont, Texas, to Little Rock, Arkansas, decreased labor costs and decreased throughput-related rental expense on volumes received through the connection with Colonial Pipeline at Beaumont, Texas.

         Interest expense increased $0.6 million during the six months ended June 30, 2001, compared with the six months ended June 30, 2000, as a result of borrowings under the Sun Trust credit facilities. Interest capitalized decreased $1.3 million during the six months ended June 30, 2001, compared with the corresponding prior year period, as a result of the completion of the petrochemical pipelines from Mont Belvieu, Texas, to Port Arthur, Texas, during the fourth quarter of 2000.

         Net loss from equity investments totaled $0.3 million during the six months ended June 30, 2001 due to pre-operating expenses of Centennial Pipeline and net losses on Transport 4. Other income - net decreased $0.6 million during the six months ended June 30, 2001, compared with the first six months of 2000, due primarily to lower interest income earned on cash investments.

UPSTREAM SEGMENT

         Margin of the Upstream Segment is calculated as revenues generated from the sale of crude oil and lubrication oil, and transportation of crude oil and NGLs, less the costs of purchases of crude oil and lubrication oil. Margin is a more meaningful measure of financial performance than operating revenues and operating expenses due to the significant fluctuations in revenues and expenses caused by variations in the level of marketing activity and prices for products marketed.

         Margin and volume information for 2001 and 2000 is presented below (in thousands, except per barrel and per gallon amounts):

                                                   QUARTER ENDED                          SIX MONTHS ENDED
                                                      JUNE 30,          PERCENTAGE             JUNE 30,          PERCENTAGE
                                              -----------------------    INCREASE      -----------------------    INCREASE
                                                 2001         2000      (DECREASE)        2001         2000      (DECREASE)
                                              ----------   ----------   ----------     ----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT AVERAGE RATE INFORMATION)
Margins:
      Crude oil transportation ............   $    8,921   $    4,861           84%    $   17,046   $    9,727           75%
      Crude oil marketing .................        2,804        3,338          (16)%        5,657        5,588            1%
      Crude oil terminaling ...............        2,546           --           --          4,674           --           --
      NGL transportation ..................        5,565        1,580          252%        10,441        3,340          213%
      Lubrication oil sales ...............          984          746           32%         2,118        1,371           54%
      Seaway Crude Intercompany ...........        3,472           --           --          4,170           --           --
                                              ----------   ----------   ----------     ----------   ----------   ----------
        Total margin ......................   $   24,292   $   10,525          131%    $   44,106   $   20,026          120%
                                              ==========   ==========   ==========     ==========   ==========   ==========

Total barrels:
       Crude oil transportation ...........       21,851        8,961          144%        37,596       17,728          112%
       Crude oil marketing ................       44,026       26,167           68%        72,451       52,148           39%
       Crude oil terminaling ..............       32,460           --           --         57,122           --           --
       NGL transportation .................        5,436        1,206          351%        10,198        2,438          318%
Lubrication oil volume (total gallons) ....        2,134        1,296           65%         4,389        3,568           23%

Margin per barrel:
       Crude oil transportation ...........   $    0.408   $    0.543          (25)%   $    0.453   $    0.549          (17)%
       Crude oil marketing ................        0.064        0.128          (50)%        0.078        0.107          (27)%
       Crude oil terminaling ..............        0.078           --           --          0.082           --           --
       NGL transportation .................        1.024        1.311          (22)%        1.024        1.370          (25)%
Lubrication oil margin (per gallon) .......        0.461        0.576          (20)%        0.483        0.385           25%



         Margin increased $13.8 million during the second quarter of 2001, compared with the second quarter of 2000. The increase was comprised of a $4.1 million increase in crude oil transportation; a $4.0 million increase in NGL transportation; $3.5 million in Seaway Crude intercompany transportation; $2.5 million in crude oil terminaling attributable to pumpover fees charged at Midland, Texas, and Cushing, Oklahoma, related to the ARCO assets acquired in July 2000; and a $0.2 million increase in lubrication oil sales; partially offset by a $0.5 million decrease in crude oil marketing margin. The increase in crude oil transportation margin was primarily due to $2.0 million contributed by the ARCO assets acquired, a $1.7 million increase from higher volume on the Red River system, which benefited from pipeline assets acquired from Ultramar Diamond Shamrock Corporation ("UDS") on March 1, 2001, and increased regional production, and a $0.4 million increase on the South Texas system attributable to increased regional production. The increase in NGL transportation margin was primarily due to $3.7 million contributed from the Panola system acquired on December 31, 2000, and a $0.3 million increase in margin related to increased volumes on the Dean and Wilcox pipeline systems in South Texas. Margin contributed from lubrication oil sales increased $0.2 million due to increased volumes. The decrease in crude oil marketing margin resulted from less favorable pricing spreads in the second quarter of 2001, compared with the prior quarter.

         Other operating revenue of the Upstream Segment increased $3.0 million attributable to revenue from documentation and other services to support customer's trading activity at Midland, Texas, and Cushing, Oklahoma. Such revenues were added to the Partnership's business on July 20, 2000, with the acquired ARCO assets.

         Costs and expenses, excluding expenses associated with purchases of crude oil and petroleum products, increased $9.2 million during the quarter ended June 30, 2001, compared with the prior year quarter, comprised of a $4.8 million increase in operating, general and administrative expenses, a $2.2 million increase in depreciation and amortization expense, a $1.5 million increase in taxes - other than income taxes, and a $0.7 million increase in operating fuel and power expense. The increase in operating, general and administrative expenses was primarily attributable to operating expenses of the acquired assets, increased labor related costs and increased general and administrative supplies and services expense. The increases in depreciation and amortization expense, taxes - other than income taxes, and operating fuel and power expense were primarily attributable to assets acquired.

         Interest expense increased $6.6 million for the quarter ended June 30, 2001, compared with the prior year quarter, primarily due to interest expense on the term loan and revolving credit facilities used to finance the acquisition of acquired assets.

         Margin increased $24.1 million during the six months ended June 30, 2001, compared with the corresponding period in 2000. The increase was primarily comprised of a $7.3 million increase in crude oil transportation; a $7.1 million increase in NGL transportation; $4.7 million in crude oil terminaling attributable to pumpover fees charged at Midland, Texas, and Cushing, Oklahoma, related to the ARCO assets acquired in July 2000; $4.2 million attributable to Seaway Crude intercompany transportation; and a $0.7 million increase in lubrication oil sales. The increase in crude oil transportation margin was primarily due to $4.0 million contributed by the ARCO assets acquired, and a $2.8 million increase from higher volume on the Red River and South Texas systems, which benefited from increased regional production, and pipeline assets acquired from UDS on March 1, 2001. The increase in NGL transportation margin was primarily due to $7.3 million contributed from the Panola system acquired on December 31, 2000, partially offset by a $0.2 million decrease in margin related to the Dean and Wilcox pipeline systems in South Texas. Margin contributed from lubrication oil sales increased $0.7 million due primarily to increased volumes and increased rates on the margin realized per gallon.

         Other operating revenue of the Upstream Segment increased $5.8 million attributable to revenue from documentation and other services to support customer's trading activity at Midland, Texas, and Cushing, Oklahoma. Such revenues were added to the Partnership's business on July 20, 2000, with the acquired ARCO assets.

         Costs and expenses, excluding expenses associated with purchases of crude oil and petroleum products, increased $17.7 million during the six months ended June 30, 2001, compared with the corresponding prior year period, comprised of a $11.0 million increase in operating, general and administrative expenses, a $3.5 million increase in depreciation and amortization expense, a $2.3 million increase in taxes - other than income taxes, and a $0.9 million increase in operating fuel and power expense. The increase in operating, general and administrative expenses was primarily attributable to operating expenses of the acquired assets, increased labor related costs and increased general and administrative supplies and services expense. The increases in depreciation and amortization expense, taxes - other than income taxes, and operating fuel and power expense were primarily attributable to assets acquired.

         Net income of the Upstream Segment for the three-month and six-month periods ended June 30, 2001 included $4.8 million and $10.0 million, respectively, of equity earnings in Seaway Crude Pipeline Company, which was added to the Partnership's business on July 20, 2000, with the acquired ARCO assets.

         Interest expense increased $14.1 million for the six months ended June 30, 2001, compared with the prior year period, primarily due to interest expense on the term loan and revolving credit facilities used to finance the acquisition of acquired assets.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash from operations for the six months ended June 30, 2001, totaled $61.5 million, comprised of $89.5 million of income before charges for depreciation and amortization, partially offset by $28.0 million of cash used for working capital changes. This compares with cash flows from operations of $64.5 million for the corresponding period in 2000, comprised of $54.0 million of income before charges for depreciation and amortization, and $10.5 million of cash provided by working capital changes. The decrease in cash from working capital changes during the six-month period ended June 30, 2001, as compared to the corresponding period in 2000, resulted primarily from crude oil marketing activity and higher inventory balances at June 30, 2001. Net cash from operations for the six months ended June 30, 2001 and 2000, included interest payments of $33.2 million and $16.4 million, respectively.

         Cash flows used in investing activities during the first six months of 2001 was comprised of $33.4 million of capital expenditures, $25.1 million of cash contributions for the Partnership's interest in the Centennial Pipeline, LLC ("Centennial") joint venture, and $20.0 million for the purchase of crude oil assets from UDS on March 1, 2001. These uses of cash were partially offset by $3.2 million received on matured cash investments and $1.3 million of cash received from the sale of vehicles. Cash flows used in investing activities during the first six months of 2000 was comprised of $39.1 million of capital expenditures and $2.0 million of additional cash investments. These decreases of cash were partially offset by $1.5 million of proceeds from investment maturities.

         In August 2000, the Partnership announced the execution of definitive agreements with CMS Energy Corporation and Marathon Ashland Petroleum LLC to form Centennial. Centennial will own and operate an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each participant will own a one-third interest in Centennial. Centennial will build a 74-mile, 24-inch diameter pipeline connecting the Downstream Segment's facility in Beaumont, Texas, with the start of an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana, to Bourbon, Illinois. The pipeline will intersect the Downstream Segment's existing mainline near Creal Springs, Illinois, where a new two million barrel refined petroleum products storage terminal will be built. The Partnership expects to contribute approximately $70 million for its one-third interest in Centennial. The Partnership expects to fund its contribution through borrowings under its credit facilities.

         The Partnership estimates that capital expenditures, excluding acquisitions, for 2001 will be approximately $97 million (which includes $3 million of capitalized interest). Approximately $49 million is expected to be used to expand the Partnership's capacity to support the receipt connection point with Centennial at Beaumont, Texas, and delivery location at Creal Springs, Illinois. Approximately one-half of the remaining amount is expected to be used for revenue-generating projects, with the remaining amount to be used for life-cycle replacements and upgrading current facilities.

         On July 14, 2000, the Partnership entered into a $75 million term loan and a $475 million revolving credit facility. On July 21, 2000, the Partnership borrowed $75 million under the term loan and $340 million under the revolving credit facility. The funds were used to finance the acquisition of the ARCO assets (see Note 3. Acquisitions) and to refinance existing credit facilities, other than the Senior Notes. The term loan was repaid from proceeds received from the issuance of additional Limited Partner Units on October 25, 2000. On April 6, 2001, the Partnership's $475 million revolving credit agreement was amended to permit borrowings up to $500 million and to allow for letters of credit up to $20 million. The term of the revised credit agreement was extended to April 6, 2004. Additionally, on April 6, 2001, the Partnership entered into a 364-day, $200 million revolving credit agreement. The interest rate is based on the Partnership's option of either the lender's base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreements contain restrictive financial covenants that require the Partnership to maintain a minimum level of partners' capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios. At June 30, 2001, $438 million was outstanding under the revolving credit facility at a weighted average interest rate of 4.9%.

         On July 21, 2000, the Partnership entered into a three year swap agreement to hedge its exposure on the variable rate credit facilities. On April 6, 2001 the swap agreement was extended until April 6, 2004 to match the maturity of the variable rate credit facility above. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, the Partnership pays a fixed rate of interest of 6.955% and receives a floating rate based on a three month USD LIBOR rate.

         During 2001, the Partnership executed treasury rate lock agreements with a combined notional amount of $400 million to hedge its exposure to increases in the treasury rate that will be used to establish the fixed interest rate for the debt offering that is probable to occur in the third quarter of 2001. Under the treasury rate lock agreements, the Partnership pays a fixed rate of interest, and receives a floating rate based on the three month treasury rate. The treasury rate locks are designated as cash flow hedges, therefore, the changes in fair value, to the extent the treasury rate locks are effective, are recognized in other comprehensive income until the actual debt offering occurs. Upon completion of the debt offering, the realized gain or loss on the treasury rate locks will be amortized out of accumulated other comprehensive income into interest expense over the life of the debt obligation. During April 2001, a treasury lock with a notional amount of $200 million was terminated with a realized gain of $1.1 million being included in accumulated other comprehensive income. As of June 30, 2001, a notional amount of $200 million remained outstanding. The fair value of the outstanding treasury rate locks was a gain of approximately $7.4 million at June 30, 2001.

         The Partnership paid the first quarter 2001 cash distribution of $25.5 million ($0.525 per Limited Partner Unit and Class B Unit) on May 4, 2001. On July 20, 2001, the Partnership declared a cash distribution of $0.525 per Limited Partner Unit and Class B Unit for the quarter ended June 30, 2001. The distribution was paid on August 6, 2001 to Unitholders of record on July 31, 2001.

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

         The Partnership and the Indiana Department of Environmental Management ("IDEM") have entered into an Agreed Order that will ultimately result in a remediation program for any on-site and off-site groundwater contamination attributable to the Partnership's operations at the Seymour, Indiana, terminal. A Feasibility Study, which includes the Partnership's proposed remediation program, has been approved by IDEM. IDEM is expected to issue a Record of Decision formally approving the remediation program. After the Record of Decision has been issued, the Partnership will enter into an Agreed Order for the continued operation and maintenance of the program. The Partnership has accrued $0.4 million at June 30, 2001 for future costs of the remediation program for the Seymour terminal. In the opinion of the Company, the completion of the remediation program will not have a material adverse impact on the Partnership's financial condition, results of operations or liquidity.

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

         On May 11, 1999, the Downstream Segment filed an application with the FERC requesting permission to charge market-based rates for substantially all refined products transportation tariffs. Along with its application for market-based rates, the Downstream Segment filed a petition for waiver pending the FERC's determination on its application for market-based rates, of the requirements that would otherwise have been imposed by the FERC's regulations requiring the Downstream Segment to reduce its rates in conformity with the PPI Index. On June 30, 1999, the FERC granted the waiver stating that the Downstream Segment would be required to make refunds, with interest, of all amounts collected under rates in excess of the PPI Index ceiling level after July 1, 1999, if the Downstream Segment's application for market-based rates was ultimately denied.

         On July 31, 2000, the FERC issued an order granting the Downstream Segment market-based rates in certain markets and set for hearing the Downstream Segment's application for market-based rates in the Little Rock, Arkansas; Shreveport-Arcadia, Louisiana; Cincinnati-Dayton, Ohio; and Memphis, Tennessee, destination markets and the Shreveport, Louisiana, origin market. After the matter was set for hearing, the Downstream Segment and the protesting shippers entered into a settlement agreement resolving their respective differences. On April 25, 2001, the FERC issued an order approving the offer of settlement. As a result of the settlement, the Downstream Segment recognized approximately $1.7 million of previously deferred transportation revenue in the second quarter of 2001. Also, the Downstream Segment withdrew the application for market-based rates to the Little Rock, Arkansas, destination market and the Arcadia, Louisiana, destination in the Shreveport-Arcadia, Louisiana, destination market. The Partnership will make appropriate refunds of approximately $1.0 million in the third quarter of 2001.

         On October 16, 2000 the Partnership received a settlement notice from Atlantic Richfield Company for payment of a net aggregate amount of approximately $12.9 million in post-closing adjustments related to the purchase of ARCO. A large portion of the requested adjustment relates to Atlantic Richfield Company's indemnity for payment of accrued income taxes. In August 2001, the Partnership and Atlantic Richfield Company reached a settlement of $11.0 million for the post-closing adjustments. The Partnership has accrued the amount of the settlement as an adjustment to the purchase price of ARCO.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations and specifies that certain acquired intangible assets be reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective useful lives. The Partnership will adopt SFAS 141 immediately, and SFAS 142 effective January 1, 2002.

         At June 30, 2001, the Partnership had $14.6 million of unamortized goodwill. Amortization expense related to goodwill was $0.1 million and $0.6 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. The Partnership has not determined the impact of adopting SFAS 142 at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

         At June 30, 2001, the Downstream Segment had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the "Senior Notes"). At June 30, 2001, the estimated fair value of the Senior Notes was approximately $374 million.

         From time to time, the Partnership has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks and its crude oil marketing activities to achieve a more predictable cash flow by reducing its exposure to interest rate and crude oil price fluctuations. These transactions generally are swaps and forwards and are entered into with major financial institutions or commodities trading institutions. Derivative financial instruments used in the Partnership's Upstream Segment are intended to reduce the Partnership's exposure to fluctuations in the market price of crude oil, while derivative financial instruments related to the Partnership's interest rate risks are intended to reduce the Partnership's exposure to increases in the benchmark interest rates underlying the Partnership's variable rate revolving credit facility. Through December 31, 2000, gains and losses from financial instruments used in the Partnership's Upstream Segment have been recognized in revenues for the periods to which the derivative financial instruments relate, and gains and losses from its interest rate financial instruments have been recognized in interest expense for the periods to which the derivative financial instrument relate.

         Adoption of SFAS 133 at January 1, 2001 resulted in the recognition of $10.1 million of derivative liabilities, $4.1 million of which are included in current liabilities and $6.0 million of which are included in other noncurrent liabilities on the Partnership's balance sheet, and $10.1 million of hedging losses included in accumulated other comprehensive loss, a component of Partners' capital, as the cumulative effect of the change in accounting principle. The hedging losses included in accumulated other comprehensive loss will be transferred to earnings as the forecasted transactions actually occur. Approximately $4.1 million of the loss included in accumulated other comprehensive loss as of January 1, 2001 is anticipated to be transferred into earnings over the next twelve months. The cumulative effect of the accounting change had no effect on the Partnership's net income or its earnings per Unit amounts for the six months ended June 30, 2001. Amounts were determined as of January 1, 2001 based on quoted market values, the Partnership's portfolio of derivative instruments, and the Partnership's measurement of hedge effectiveness.

         As of June 30, 2001, the Upstream Segment had open positions on speculative option and futures contracts. During the six months ended June 30, 2001, a gain of $3,500 was recognized on such contracts.

         Also as of June 30, 2001, the Partnership had in place an interest rate swap agreement to hedge its exposure to increases in the benchmark interest rate underlying its variable rate revolving credit facilities. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, the Partnership pays a fixed rate of interest of 6.955% and receives a floating rate based on a three month USD LIBOR rate. The interest rate swap is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. During the six month period ended June 30, 2001, the Partnership recognized $2.2 million in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring in 2001. No gain or loss from ineffectiveness was required to be recognized. The fair value of the interest rate swap agreement was a loss of approximately $13.2 million at June 30, 2001. Approximately $4.8 million (inclusive of the $4.1 million related to the cumulative effect of the accounting change not yet recognized) of such amount is anticipated to be transferred into earnings over the next twelve months.

         During 2001, the Partnership executed treasury rate lock agreements with a combined notional amount of $400 million to hedge its exposure to increases in the treasury rate that will be used to establish the fixed interest rate for the debt offering that is probable to occur in the third quarter of 2001. Under the treasury rate lock agreements, the Partnership pays a fixed rate of interest, and receives a floating rate based on the three month treasury rate. The treasury rate locks are designated as cash flow hedges, therefore, the changes in fair value, to the extent the treasury rate locks are effective, are recognized in other comprehensive income until the actual debt offering occurs. Upon completion of the debt offering, the realized gain or loss on the treasury rate locks will be amortized out of accumulated other comprehensive income into interest expense over the life of the debt obligation. During April 2001, a treasury lock with a notional amount of $200 million was terminated with a realized gain of $1.1 million. The realized gain was recorded as a component of accumulated other comprehensive income. As of June 30, 2001, a notional amount of $200 million remained outstanding. The fair value of the outstanding treasury rate locks was a gain of approximately $7.4 million at June 30, 2001.

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

         3.6* Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001.

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

         10.27 Amended and Restated Purchase Agreement By and Between Atlantic Richfield Company and Texas Eastern Products Pipeline Company With Respect to the Sale of ARCO Pipe Line Company, dated as of May 10, 2000. (Filed as Exhibit 2.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2000 and incorporated herein by reference).

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

         10.30+            Employment Agreement with Barry R. Pearl (Filed as
                           Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

         10.31 Amended and Restated Credit Agreement among TEPPCO Partners, L. P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

         10.32 Credit Agreement among TEPPCO Partners, L. P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit
                           10.32 to Form 10-Q of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

         12.1*             Statement of Computation of Ratio of Earnings to
                           Fixed Charges.

         22.1              Subsidiaries of the Partnership (Filed as Exhibit
                           22.1 to the Registration Statement of TEPPCO
                           Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

----------

                  *  Filed herewith.
                  + A management contract or compensation plan or arrangement.

         (b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

                           A report on Form 8-K was filed on April 23, 2001, pursuant to Item 5 of such form.

                           A report on Form 8-K was filed on May 9, 2001, pursuant to Item 5 of such form.

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

                                       TEPPCO Partners, L.P.
                                       (Registrant)

                                       By: Texas Eastern Products Pipeline
                                             Company, LLC, as General Partner

                                                 /s/ WILLIAM L. THACKER
                                                 ----------------------
                                                   William L. Thacker
                                                 Chief Executive Officer

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

Date: August 10, 2001

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

         3.6* Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline
                           Company, Limited Partnership, TCTM, L.P., Texas
                           Eastern Products Pipeline Company, LLC, and TEPPCO
                           GP, Inc., dated July 26, 2001.

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

         10.27             Amended and Restated Purchase Agreement By and
                           Between Atlantic Richfield Company and Texas Eastern
                           Products Pipeline Company With Respect to the Sale of ARCO Pipe Line Company, dated as of May 10, 2000.
                           (Filed as Exhibit 2.1 to Form 10-Q of TEPPCO
                           Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2000 and incorporated herein by reference).

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

         10.30+            Employment Agreement with Barry R. Pearl (Filed as
                           Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the quarter ended
                           March 31, 2001 and incorporated herein by reference).

         10.31             Amended and Restated Credit Agreement among TEPPCO
                           Partners, L. P. as Borrower, SunTrust Bank as
                           Administrative Agent and LC Issuing Bank, and Certain
                           Lenders, dated as of April 6, 2001 ($500,000,000
                           Revolving Facility) (Filed as Exhibit 10.31 to Form
                           10-Q of TEPPCO Partners, L.P. (Commission File No.
                           1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

         10.32             Credit Agreement among TEPPCO Partners, L. P. as
                           Borrower, SunTrust Bank as Administrative Agent, and
                           Certain Lenders, dated as of April 6, 2001
                           ($200,000,000 Revolving Facility) (Filed as Exhibit
                           10.32 to Form 10-Q of TEPPCO Partners, L.P.
                           (Commission File No. 1-10403) for the quarter ended
                           March 31, 2001 and incorporated herein by reference).

         12.1*             Statement of Computation of Ratio of Earnings to
                           Fixed Charges.

         22.1              Subsidiaries of the Partnership (Filed as Exhibit
                           22.1 to the Registration Statement of TEPPCO
                           Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

----------

                  *  Filed herewith.
                  + A management contract or compensation plan or arrangement.