Form 10-Q
period 2002-03-31
TEPPCO PARTNERS LP
filed 2002-05-14
CIK 857644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

         Limited Partner Units outstanding as of May 10, 2002: 42,459,746

TEPPCO PARTNERS, L.P.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	1

Consolidated Statements of Income for the three months ended March 31, 2002 and 2001 (unaudited)	2

Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)	3

Notes to the Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Forward-Looking Statements	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	34

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TEPPCO PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$22,917	$25,479

Accounts receivable, trade	213,371	221,541

Accounts receivable, related party	4,310	4,310

Inventories	21,910	17,243

Other	19,862	14,907

Total current assets	282,370	283,480

Property, plant and equipment, at cost (Net of accumulated depreciation and amortization of $299,046 and $290,248)	1,331,965	1,180,461

Equity investments	292,155	292,224

Intangible assets	246,891	251,487

Goodwill	16,939	16,669

Other assets	41,859	41,027

Total assets	$2,212,179	$2,065,348

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:

Notes payable	$—	$360,000

Accounts payable and accrued liabilities	211,278	228,075

Accounts payable, related parties	11,300	22,680

Accrued interest	13,057	15,649

Other accrued taxes	6,820	8,888

Other	31,749	33,550

Total current liabilities	274,204	668,842

Senior Notes	887,651	389,814

Other long-term debt	332,000	340,658

Other liabilities and deferred credits	14,946	17,223

Redeemable Class B Units held by related party	105,171	105,630

Commitments and contingencies

Partners’ capital:

Accumulated other comprehensive loss	(17,024)	(20,324)

General partner’s interest	12,746	13,190

Limited partners’ interests	602,485	550,315

Total partners’ capital	598,207	543,181

Total liabilities and partners’ capital	$2,212,179	$2,065,348

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per Unit amounts)

	Three Months Ended
	March 31,

	2002	2001

Operating revenues:

Sales of crude oil and petroleum products	$545,208	$707,481

Transportation – Refined products	25,144	26,181

Transportation – LPGs	23,360	24,999

Transportation – Crude oil and NGLs	12,434	10,909

Gathering – Natural gas	9,520	—

Mont Belvieu operations	4,506	2,897

Other	10,965	12,768

Total operating revenues	631,137	785,235

Costs and expenses:

Purchases of crude oil and petroleum products	533,209	698,576

Operating, general and administrative	31,445	27,950

Operating fuel and power	8,589	8,614

Depreciation and amortization	16,041	9,907

Taxes – other than income taxes	4,505	3,882

Total costs and expenses	593,789	748,929

Operating income	37,348	36,306

Interest expense	(16,787)	(16,294)

Interest capitalized	2,109	345

Equity earnings	3,572	5,206

Other income – net	566	434

Income before minority interest	26,808	25,997

Minority interest	—	(262)

Net income	$26,808	$25,735

Net Income Allocation:

Limited Partner Unitholders	$18,594	$18,611

Class B Unitholder	1,793	2,192

General Partner	6,421	4,932

Total net income allocated	$26,808	$25,735

Basic and diluted net income per Limited Partner and Class B Unit	$0.46	$0.55

Weighted average Limited Partner and Class B Units outstanding	44,559	37,889

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:

Net income	$26,808	$25,735

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization	16,041	9,907

Earnings in equity investments, net of distributions	3,402	6,300

Non-cash portion of interest expense	1,587	520

Decrease in accounts receivable	8,170	38,550

Increase in inventories	(4,667)	(2,577)

Increase in other current assets	(4,955)	(1,099)

Decrease in accounts payable and accrued expenses	(13,327)	(51,236)

Other	(9,458)	(3,475)

Net cash provided by operating activities	23,601	22,625

Cash flows from investing activities:

Proceeds from cash investments	—	1,000

Purchase of crude oil assets	—	(20,000)

Proceeds from the sale of assets	—	1,300

Purchase of Chaparral NGL system	(132,000)	—

Purchase of Jonah Gas Gathering Company	(7,315)	—

Investments in Centennial Pipeline, LLC	(3,334)	(2,947)

Capital expenditures	(33,001)	(10,940)

Net cash used in investing activities	(175,650)	(31,587)

Cash flows from financing activities:

Proceeds from term and revolving credit facilities	172,000	8,000

Repayments on term and revolving credit facilities	(540,658)	(41,000)

Issuance of Senior Notes	497,805	—

Debt issuance costs	(4,126)	—

Issuance of Limited Partner Units, net	56,839	54,588

General Partner’s contributions	1,172	1,114

Distributions	(33,545)	(24,024)

Net cash provided by (used in) investing activities	149,487	(1,322)

Net decrease in cash and cash equivalents	(2,562)	(10,284)

Cash and cash equivalents at beginning of period	25,479	27,096

Cash and cash equivalents at end of period	$22,917	$16,812

Supplemental disclosure of cash flows:

Interest paid during the period (net of capitalized interest)	$16,799	$26,656

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION

         TEPPCO Partners, L.P. (the “Partnership”), a Delaware limited partnership, is a master limited partnership and was formed in March 1990. We operate through TE Products Pipeline Company, Limited Partnership (“TE Products”), TCTM, L.P. (“TCTM”) and TEPPCO Midstream Companies, L.P. (“TEPPCO Midstream”). Collectively, TE Products, TCTM and TEPPCO Midstream are referred to as the “Operating Partnerships.” Texas Eastern Products Pipeline Company, LLC (the “Company” or “General Partner”), a Delaware limited liability company, serves as our general partner. The General Partner is a wholly-owned subsidiary of Duke Energy Field Services (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and Phillips Petroleum Company (“Phillips”). Duke Energy holds an approximate 70% interest in DEFS, and Phillips holds the remaining 30%. The Company, as general partner, performs all management and operating functions required for us, except for the management and operations of the TEPPCO Midstream assets. We have entered into an agreement with DEFS in which DEFS manages certain of the TEPPCO Midstream assets on our behalf. We reimburse the General Partner for all reasonable direct and indirect expenses incurred in managing us.

         On July 26, 2001, the Company restructured its general partner ownership of the Operating Partnerships to cause them to be indirectly wholly-owned by us. TEPPCO GP, Inc. (“TEPPCO GP”), our subsidiary, succeeded the Company as general partner of the Operating Partnerships. All remaining partner interests in the Operating Partnerships not already owned by us were transferred to us. In exchange for this contribution, the Company’s interest as our general partner was increased to 2%. The increased percentage is the economic equivalent of the aggregate interest that the Company had prior to the restructuring through its combined interests in us and the Operating Partnerships. As a result, we hold a 99.999% limited partner interest in the Operating Partnerships and TEPPCO GP holds a 0.001% general partner interest. This reorganization was undertaken to simplify required financial reporting by the Operating Partnerships when the Operating Partnerships issue guarantees of our debt.

         As used in this Report, “we,” “us,” “our,” and the “Partnership” means TEPPCO Partners, L.P. and, where the context requires, includes our subsidiary operating partnerships.

         The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the management of the Company, of a normal and recurring nature and necessary for a fair statement of our financial position as of March 31, 2002, and the results of our operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results of our operations for the full year 2002. You should read the interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2001. We have reclassified certain amounts from prior periods to conform to current presentation.

         We operate and report in three business segments: transportation and storage of refined products, liquefied petroleum gases (“LPGs”) and petrochemicals (“Downstream Segment”); gathering, transportation, marketing and storage of crude oil; and distribution of lubrication oils and specialty chemicals (“Upstream Segment”); and gathering of natural gas, fractionation of natural gas liquids (“NGLs”) and transportation of NGLs (“Midstream Segment”). Our reportable segments offer different products and services and are managed separately because each requires different business strategies.

         Our interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission (“FERC”). We refer to refined products, LPGs, petrochemicals, crude oil, NGLs and natural gas in this Report, collectively, as “petroleum products” or “products.”

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

         Basic net income per Unit is computed by dividing net income, after deduction of the general partner’s interest, by the weighted average number of Limited Partner and Class B Units outstanding (a total of 44.6 million Units for the three months ended March 31, 2002, and 37.9 million Units for the three months ended March 31, 2001). The general partner’s percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 8. Quarterly Distributions of Available Cash). The general partner was allocated $6.4 million (representing 23.95%) and $4.9 million (representing 19.17%) of net income for the three months ended March 31, 2002, and 2001, respectively.

         Diluted net income per Unit is similar to the computation of basic net income per Unit above, except that the denominator was increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For the three months ended March 31, 2002 and 2001, the denominator was increased by 40,620 Units and 26,180 Units, respectively.

NOTE 2.   NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives.

         Beginning January 1, 2002, effective with the adoption of SFAS 142, we no longer record amortization expense related to goodwill or amortization expense related to the excess investment on our equity investment in Seaway (see Note 6. Equity Investments). The following table presents our quarterly results on a comparable basis, as if we had not recorded amortization expense of goodwill or amortization expense of our excess investment for the three months ended March 31, 2001 (in thousands, except per Unit amounts):

	Three Months Ended March 31,

	2002	2001

Net income:

Reported net income	$26,808	$25,735

Amortization of goodwill and excess investment	—	394

Adjusted net income	$26,808	$26,129

Net Income Allocation:

Limited Partner Unitholders	$18,594	$18,896

Class B Unitholder	1,793	2,226

General Partner	6,421	5,007

Total net income allocated	$26,808	$26,129

Basic and diluted net income per Limited Partner and Class B Unit:

As reported	$0.46	$0.55

Amortization of goodwill and excess investment	—	0.01

Adjusted per Unit amount	$0.46	$0.56

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

         Upon the adoption of SFAS 142, we are required to reassess the useful lives and residual values of all intangible assets acquired, and make necessary amortization period adjustments by the end of the first interim period after adoption. We have completed this analysis during the three months ended March 31, 2002, resulting in no change to the amortization period for our intangible assets.

         In connection with the transitional goodwill impairment evaluation required by SFAS 142, we are required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying value of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired. We have completed the process of identifying our reporting units and assigning our assets and liabilities to those reporting units in conjunction with the adoption of SFAS 142 and are currently in the process of completing our analysis of the fair value of our reporting units. We currently do not believe any transitional impairment loss will be identified upon completion of this process.

         At March 31, 2002, we had $16.9 million of unamortized goodwill and $55.0 million of excess investment in our equity investments. An impairment analysis of the excess investment in our equity investments was completed during the three months ended March 31, 2002, through which no indication of impairment was noted. The excess investment is included in our equity investments account at March 31, 2002. The following table presents the carrying amount of goodwill, excluding the excess investment, at March 31, 2002, by business segment (in thousands):

Downstream	Midstream	Upstream	Segments
Segment	Segment	Segment	Total

$—	$2,772	$14,167	$16,939

         The following table reflects the components of amortized intangible assets, excluding goodwill (in thousands):

	March 31, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:

Fractionation agreement	$38,000	$(7,600)	$38,000	$(7,125)

Natural gas transportation contracts	222,800	(7,334)	222,800	(3,275)

Other	1,458	(433)	1,458	(371)

Total	$262,258	$(15,367)	$262,258	$(10,771)

         Excluding goodwill, amortization expense on intangible assets was $4.6 million and $0.5 million for the three months ended March 31, 2002 and 2001, respectively.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

         The following table sets forth the estimated amortization expense on intangible assets for the years ending December 31 (in thousands):

2002	$18,561

2003	26,026

2004	27,439

2005	28,661

2006	25,756

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS 143 effective January 1, 2003. We are currently evaluating the impact of adopting SFAS 143.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS No. 121, Accounting for Long-Lived Assets and For Long-Lived Assets to be Disposed Of, but retains its fundamental provisions for reorganizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. We adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on our financial position, results of operations or cash flows.

NOTE 3.   DERIVATIVE FINANCIAL INSTRUMENTS

         We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

         We have utilized and expect to continue to utilize derivative financial instruments with respect to a portion of our interest rate and fair value risks and our crude oil marketing activities, as each is explained below. The derivative financial instrument related to our interest rate risk is intended to reduce our exposure to increases in the benchmark interest rates underlying our variable rate revolving credit facility. The derivative financial instruments related to our fair value risks are intended to reduce our exposure to changes in the fair value of the fixed rate Senior Notes resulting from changes in interest rates. Our Upstream Segment uses derivative financial instruments to reduce our exposure to fluctuations in the market price of crude oil. At March 31, 2002, the Upstream Segment had

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

no open positions on derivative financial contracts. By using derivative financial instruments to hedge exposures to changes in interest rates, fair value of fixed rate Senior Notes and crude oil prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we do not possess credit risk. We minimize the credit risk in derivative instruments by entering into transactions with major financial institutions or commodities trading institutions. These derivative financial instruments generally take the form of swaps and forward contracts. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates or commodity prices. We manage market risk associated with interest-rate and commodity-price contracts by establishing and monitoring parameters that limit the type and degree of market risk that may be undertaken.

         On July 31, 2000, we entered into a three-year interest rate swap agreement to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facilities. We have designated this swap agreement, which hedges exposure to variability in expected future cash flows attributed to changes in interest rates, as a cash flow hedge. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, we pay a fixed rate of interest of 6.955% and receive a floating rate based on a three month U.S. Dollar LIBOR rate. Since this swap is designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. During the three months ended March 31, 2002 and 2001, we recognized $3.2 million and $0.8 million, respectively, in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring in 2002 and 2001. No gain or loss from ineffectiveness was required to be recognized. The fair value of the interest rate swap agreement was a loss of approximately $17.0 million and $13.7 million at March 31, 2002 and 2001, respectively. We anticipate that approximately $10.9 million of the fair value will be transferred into earnings over the next twelve months.

         On October 4, 2001, our subsidiary, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. We have designated this swap agreement, which hedges exposure to changes in the fair value of the TE Products Senior Notes, as a fair value hedge. The swap agreement has a notional amount of $210 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes. Under the swap agreement, TE Products pays a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%. Since this swap is designated as a fair value hedge, the changes in fair value are recognized in current earnings. During the three months ended March 31, 2002, we recognized a gain of $1.7 million, included as a component of interest expense, on the interest rate swap. No gain or loss from ineffectiveness was required to be recognized.

         On February 20, 2002, we entered into interest rate swap agreements to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012. We have designated these swap agreements, which hedge exposure to changes in the fair value of the Senior Notes, as fair value hedges. The swap agreements have a combined notional amount of $500 million and mature in 2012 to match the principal and maturity of the Senior Notes. Under the swap agreements, we pay a floating rate based on a six month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.625%. Since these swaps are designated as fair value hedges, the changes in fair value are recognized in current earnings. During the three months ended March 31, 2002, we recognized a gain of $1.9 million, included as a component of interest expense, on the interest rate swaps. No gain or loss from ineffectiveness was required to be recognized.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 4.   ACQUISITIONS

         On September 30, 2001, our subsidiaries completed the purchase of Jonah Gas Gathering Company (“Jonah”) from Alberta Energy Company for $359.8 million. The acquisition served as our entry into the natural gas gathering industry. We recognized goodwill in the purchase of approximately $2.8 million. We accounted for the acquisition under the purchase method of accounting. Accordingly, the results of the acquisition are included in the consolidated financial statements from September 30, 2001. We paid an additional $7.3 million on February 4, 2002, for final purchase adjustments related primarily to construction projects in progress at the time of closing.

         The following table allocates the estimated fair value of Jonah assets acquired on September 30, 2001, and includes the additional purchase adjustment paid in February 2002 (in thousands):

Property, plant and equipment	$141,835

Intangible assets (primarily gas transportation contracts)	222,800

Goodwill	2,772

Total assets	367,407

Total liabilities assumed	(489)

Net assets acquired	$366,918

         The value assigned to intangible assets relates to contracts with customers that are for either a fixed term or which dedicate total future lease production. We are amortizing the value assigned to intangible assets over the expected lives of the contracts (approximately 16 years) in proportion to the timing of expected contractual volumes.

         The following table presents our unaudited pro forma results as though the acquisition of Jonah occurred at the beginning of 2001 (in thousands, except per Unit amounts). The pro forma results do not include operating efficiencies or revenue growth from historical results.

Three Months Ended
March 31,
2001

Revenues	$793,011

Operating income	36,157

Net income	22,373

Basic and diluted net income per Limited Partner and Class B Unit	$0.48

         On March 1, 2002, we completed the purchase of the Chaparral NGL system (“Chaparral”) for $132 million from Diamond-Koch II, L.P. and Diamond-Koch III, L.P. We funded the purchase by a drawdown of our $475 million revolving credit facility (see Note 7. Debt). Chaparral is an NGL pipeline system that extends from West Texas and New Mexico to Mont Belvieu. The pipeline delivers NGLs to fractionators and to our existing storage in Mont Belvieu. Under a contract arrangement on our behalf, DEFS operates and manages these assets. We accounted for the acquisition of the assets under the purchase method of accounting. We allocated the purchase price of $132 million to property, plant and equipment.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 5.   INVENTORIES

         Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

	March 31,	December 31,
	2002	2001

Crude oil	$6,890	$3,783

Gasolines	4,245	3,670

Propane	—	1,096

Butanes	866	1,431

Other products	5,796	3,744

Materials and supplies	4,113	3,519

Total	$21,910	$17,243

         The costs of inventories did not exceed market values at March 31, 2002, and December 31, 2001.

NOTE 6.   EQUITY INVESTMENTS

         The acquisition of the ARCO Pipe Line Company (“ARCO”) assets in July 2000 included ARCO’s 50-percent ownership interest in Seaway Crude Pipeline Company (“Seaway”), which owns a pipeline that carries mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing, Oklahoma, and from a marine terminal at Texas City, Texas, to refineries in the Texas City and Houston areas. Seaway is a partnership between TEPPCO Seaway L.P. (“TEPPCO Seaway”), a subsidiary of TCTM, and Phillips. TCTM purchased the 50-percent ownership interest in Seaway on July 20, 2000, and transferred the investment to TEPPCO Seaway. The Seaway Crude Pipeline Company Partnership Agreement provides for varying participation ratios throughout the life of the Seaway partnership. From July 20, 2000, through May 2002, TEPPCO Seaway receives 80% of revenue and expense of Seaway. From June 2002 through May 2006, TEPPCO Seaway receives 60% of revenue and expense of Seaway. Thereafter, the sharing ratio becomes 40% of revenue and expense to TEPPCO Seaway. For the year ended December 31, 2002, our portion of equity earnings on a pro-rated basis will average approximately 67%.

         In August 2000, TE Products entered into agreements with CMS Energy Corporation and Marathon Ashland Petroleum LLC to form Centennial Pipeline, LLC (“Centennial”). Centennial owns and operates an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Each participant owns a one-third interest in Centennial. Through 2001, we contributed approximately $70.0 million for our investment in Centennial. During the three months ended March 31, 2002, we contributed approximately $3.3 million for our investment in Centennial. These amounts are included in the equity investment balance at March 31, 2002.

         We use the equity method of accounting to account for our investments in Seaway and Centennial. Summarized combined financial information for Seaway as of and for the three months ended March 31, 2002 and 2001, and for Centennial as of and for the three months ended March 31, 2002, is presented below (in thousands):

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Current assets	$50,960	$23,960

Noncurrent assets	534,508	286,264

Current liabilities	11,078	2,395

Long-term debt	140,000	—

Noncurrent liabilities	13,040	—

Partners’ capital	421,350	307,829

Revenues	14,796	15,486

Net income	3,455	6,978

         Our investment in Seaway at March 31, 2002 and 2001, includes an excess net investment amount of $25.5 million and $26.0 million, respectively. At March 31, 2002, our investment in Centennial included an excess investment of $29.5 million. Excess investment is the amount by which our investment balance exceeds our proportionate share of the net assets of the investment. Prior to January 1, 2002, and the adoption of SFAS 142, we were amortizing the excess investment in Seaway using the straight-line method over 20 years.

NOTE 7.   DEBT

Senior Notes

         On January 27, 1998, TE Products completed the issuance of $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the “TE Products Senior Notes”). The 6.45% TE Products Senior Notes were issued at a discount and are being accreted to their face value over the term of the notes. The 6.45% TE Products Senior Notes due 2008 are not subject to redemption prior to January 15, 2008. The 7.51% TE Products Senior Notes due 2028, issued at par, may be redeemed at any time after January 15, 2008, at the option of TE Products, in whole or in part, at a premium.

         The TE Products Senior Notes do not have sinking fund requirements. Interest on the TE Products Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The TE Products Senior Notes are unsecured obligations of TE Products and rank on a parity with all other unsecured and unsubordinated indebtedness of TE Products. The indenture governing the TE Products Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2002, TE Products was in compliance with the covenants of the TE Products Senior Notes.

         On February 20, 2002, we received $494.6 million in net proceeds from the issuance of $500 million principal amount of 7.625% Senior Notes due 2012. The 7.625% Senior Notes were issued at a discount and are being accreted to their face value over the term of the notes. We used the proceeds from the offering to reduce the outstanding balances of the credit facilities, including those issued in connection with the acquisition of Jonah. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discounted rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. As of March 31, 2002, we were in compliance with the covenants of these Senior Notes.

         We have entered into interest rate swap agreements to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above. See Note 3. Derivative Financial Instruments.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Other Long Term Debt and Credit Facilities

         On July 14, 2000, we entered into a $475 million revolving credit facility (“Three Year Facility”). We used the funds to finance the acquisition of the ARCO assets and to refinance existing bank credit facilities. On April 6, 2001, the Three Year Facility was amended to provide for revolving borrowings of up to $500 million including the issuance of letters of credit of up to $20 million. The term of the revised Three Year Facility was extended to April 6, 2004. The interest rate is based on our option of either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contains restrictive financial covenants that require us to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios. On November 13, 2001, certain lenders under the agreement elected to withdraw from the facility, and the available borrowing capacity was reduced to $411 million. On March 27, 2002, the Three Year Facility was amended to increase the borrowing capacity to $500 million. At March 31, 2002, $332.0 million was outstanding under the Three Year Facility at a weighted average interest rate of 2.9%. As of March 31, 2002, we were in compliance with the covenants contained in this credit agreement.

         We have entered into an interest rate swap agreement to hedge our exposure to increases in interest rates on the Three Year Facility discussed above. See Note 3. Derivative Financial Instruments.

Short Term Credit Facilities

         On April 6, 2001, we entered into a 364-day, $200 million revolving credit agreement (“Short-term Revolver”). The interest rate is based on our option of either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contains restrictive financial covenants that require us to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA and minimum fixed charge coverage ratios. On March 27, 2002, the Short-term Revolver was extended for an additional period of 364 days, commencing on the termination date in April 2002. At March 31, 2002, no amounts were outstanding under the Short-term Revolver.

         On September 28, 2001, we entered into a $400 million credit facility with SunTrust Bank (“Bridge Facility”). We borrowed $360 million under the Bridge Facility to acquire the Jonah assets (see Note 4. Acquisitions). The Bridge Facility was payable in June 2002. During the fourth quarter of 2001, we repaid $160 million of the outstanding principal from proceeds received from the issuance of Limited Partner Units in November 2001. On February 5, 2002, we drew down an additional $15 million under the Bridge Facility. On February 20, 2002, we repaid the outstanding balance of the Bridge Facility of $215 million, with proceeds from the issuance of the 7.625% Senior Notes and canceled the facility.

         The following table summarizes the principal outstanding under our credit facilities as of March 31, 2002 and December 31, 2001 (in thousands):

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	March 31,	December 31,
	2002	2001

Short Term Credit Facilities:

Short-term Revolver, due April 2003	$—	$160,000

Bridge Facility, due June 2002	—	200,000

Total Short Term Credit Facilities	$—	$360,000

Long Term Credit Facilities:

Three Year Facility, due April 2004	$332,000	$340,658

6.45% TE Products Senior Notes, due January 2008	179,822	179,814

7.51% TE Products Senior Notes, due January 2028	210,000	210,000

7.625% Senior Notes, due February 2012	497,829	—

Total Long Term Credit Facilities	$1,219,651	$730,472

NOTE 8.   QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

         We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion. According to the Partnership Agreement, the Company receives incremental incentive cash distributions on the portion that cash distributions on a per Unit basis exceed certain target thresholds as follows:

		General
	Unitholders	Partner

Quarterly Cash Distribution per Unit:

Up to Minimum Quarterly Distribution ($0.275 per Unit)	98%	2%

First Target — $0.276 per Unit up to $0.325 per Unit	85%	15%

Second Target — $0.326 per Unit up to $0.45 per Unit	75%	25%

Over Second Target — Cash distributions greater than $0.45 per Unit	50%	50%

         The following table reflects the allocation of total distributions paid during the three months ended March 31, 2002 and 2001 (in thousands, except per Unit amounts).

	Three Months Ended March 31,

	2002	2001

Limited Partner Units	$23,259	$17,167

General Partner Ownership Interest	521	194

General Partner Incentive	7,514	4,364

Total Partners’ Capital Cash Distributions	31,294	21,725

Class B Units	2,251	2,056

Minority Interest	—	243

Total Cash Distributions Paid	$33,545	$24,024

Total Cash Distributions Paid Per Unit	$0.575	$0.525

         On May 8, 2002, we paid a cash distribution of $0.575 per Limited Partner Unit and Class B Unit for the quarter ended March 31, 2002. The first quarter 2002 cash distribution totaled $35.0 million.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 9.   SEGMENT DATA

         We have three reporting segments: transportation and storage of refined products, LPGs and petrochemicals which operates as the Downstream Segment; gathering, transportation, marketing and storage of crude oil; and distribution of lubrication oils and specialty chemicals, which operates as the Upstream Segment; and gathering of natural gas, fractionation of NGLs and transportation of NGLs, which operates as the Midstream Segment. The amounts indicated below as “Partnership and Other” relate primarily to intercompany eliminations and assets that we hold that have not been allocated to any of our reporting segments.

         Effective January 1, 2002, we realigned our three business segments. We shifted the fractionation of NGLs, which were previously reflected as part of the Downstream Segment, to the Midstream Segment. The operation of NGL pipelines, which was previously reflected as part of the Upstream Segment, was also shifted to the Midstream Segment. The assets we acquired as part of the Chaparral acquisition are reflected as part of the Midstream Segment. We have adjusted our quarter-to-quarter comparisons to conform to the current presentation.

         Our Downstream Segment includes the interstate transportation, storage and terminaling of petroleum products and LPGs and intrastate transportation of petrochemicals. Revenues are derived from transportation of refined products and LPGs, storage and short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas, complex, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. Our Downstream Segment’s pipeline system extending from southeast Texas through the central and midwestern United States to the northeastern United States, is one of the largest pipeline common carriers of refined petroleum products and LPGs in the United States.

         Our Upstream Segment includes: gathering, storage, transportation and marketing of crude oil and distribution of lubrication oils and specialty chemicals, principally in Oklahoma, Texas and the Rocky Mountain region. Our Upstream Segment also includes the equity earnings from our investment in Seaway. Seaway is a large diameter pipeline that transports crude oil from the U.S. Gulf Coast to Cushing, Oklahoma, a central crude oil distribution point for the Central United States.

         Our Midstream Segment includes the fractionation of NGLs in Colorado; operating two trunkline NGL pipelines in South Texas and two NGL pipelines in East Texas; and the gathering of natural gas in the Green River Basin in southwestern Wyoming, through Jonah, which was acquired by our subsidiaries on September 30, 2001, from Alberta Energy Company. This segment also includes Chaparral, which we acquired on March 1, 2002 (see Note 4. Acquisitions). Chaparral is an NGL pipeline system that extends from West Texas and New Mexico to Mont Belvieu. The pipeline delivers NGLs to fractionators and to our existing storage in Mont Belvieu. The results of operations of the Jonah and Chaparral acquisitions are included in periods subsequent to September 30, 2001, and March 1, 2002, respectively.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

         The table below includes interim financial information by reporting segment for the interim periods ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended March 31, 2002

	Downstream	Midstream	Upstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated

Revenues	$59,586	$18,370	$553,888	$631,844	$(707)	$631,137

Operating expenses, including power	29,107	3,493	545,855	578,455	(707)	577,748

Depreciation and amortization expense	6,832	7,145	2,064	16,041	—	16,041

Operating income	23,647	7,732	5,969	37,348	—	37,348

Equity earnings	(796)	—	4,368	3,572	—	3,572

Other income, net	124	19	423	566	—	566

Earnings before interest	$22,975	$7,751	$10,760	$41,486	$—	$41,486

Total assets	$851,088	$677,744	$691,015	$2,219,847	$(7,668)	$2,212,179

	Three Months Ended March 31, 2001

	Downstream	Midstream	Upstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated

Revenues	$62,301	$6,605	$716,329	$785,235	$—	$785,235

Operating expenses, including power	27,348	1,055	710,619	739,022	—	739,022

Depreciation and amortization expense	6,673	1,389	1,845	9,907	—	9,907

Operating income	28,280	4,161	3,865	36,306	—	36,306

Equity earnings	—	—	5,206	5,206	—	5,206

Other income, net	293	—	141	434	—	434

Earnings before interest	$28,573	$4,161	$9,212	$41,946	$—	$41,946

Total assets	$705,891	$149,079	$741,809	$1,596,779	$(242)	$1,596,537

         The following table reconciles the segments total to consolidated net income (in thousands):

	Three Months Ended March 31,

	2002	2001

Earnings before interest	$41,486	$41,946

Interest expense	(16,787)	(16,294)

Interest capitalized	2,109	345

Minority interest	—	(262)

Net income	$26,808	$25,735

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 10.   COMMITMENTS AND CONTINGENCIES

         In the fall of 1999 and on December 1, 2000, the Company and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, in Ryan E. McCleery and Marcia S. McCleery, et. al. v. Texas Eastern Corporation, et. al. (including the Company and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et. al. (including the Company and Partnership). In both cases, the plaintiffs contend, among other things, that the Company and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. The Company has filed an answer to both complaints, denying the allegations, as well as various other motions. These cases are in the early stages of discovery and are not covered by insurance. The Company is defending itself vigorously against the lawsuits. The plaintiffs have not stipulated the amount of damages that they are seeking in the suit. We cannot estimate the loss, if any, associated with these pending lawsuits.

         On December 21, 2001, TE Products was named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, in Rebecca L. Grisham et. al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that the defendant’s pipeline, which crosses the plaintiff’s property, leaked toxic products onto the plaintiff’s property. The plaintiffs further contend that this leak caused damages to the plaintiffs. We have filed an answer to the plaintiff’s petition denying the allegations. The plaintiffs have not stipulated the amount of damages they are seeking in the suit. We are defending ourself vigorously against the lawsuit. We cannot estimate the damages, if any, associated with this pending lawsuit, however, this case is covered by insurance.

         In addition to the litigation discussed above, we have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial position, results of operations or cash flows.

         In February 2002, a producer on the Jonah system notified Alberta Energy Company that it has a right to acquire all or a portion of the assets comprising the Jonah system. This claim is based upon an alleged right of first refusal contained in a gas gathering agreement between the producer and Jonah. Subsidiaries of Alberta Energy have agreed to indemnify us against losses resulting from the breach of representations concerning the absence of third party rights in connection with the acquisition of the entity that owns the Jonah system. We believe that we have adequate legal defenses to the producer’s claim and that no right of first refusal on any of the underlying Jonah system assets has been triggered.

         Our operations are subject to federal, state and local laws and regulations governing the discharge of materials into the environment otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of injunctions delaying or prohibiting certain activities, and the need to perform investigatory and remedial activities. Although we believe our operations are in material compliance with applicable environmental laws and regulations, risks of significant costs and liabilities are inherent in pipeline operations, and we cannot assure you that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us. We believe that changes

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

in environmental laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the near term.

         In 1994, we entered into an Agreed Order with the Indiana Department of Environmental Management (“IDEM”) that resulted in the implementation of a remediation program for groundwater contamination attributable to our operations at the Seymour, Indiana, terminal. In 1999, the IDEM approved a Feasibility Study, which includes our proposed remediation program. We expect the IDEM to issue a Record of Decision formally approving the remediation program. After the Record of Decision is issued, we will enter into a subsequent Agreed Order for the continued operation and maintenance of the remediation program. We have an accrued liability of $0.5 million at March 31, 2002, for future remediation costs at the Seymour terminal. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

         In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At March 31, 2002, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

         During 2001, we accrued $8.6 million to complete environmental remediation activities at certain of our Upstream Segment sites. In establishing this accrual, we expensed $4.4 million for these environmental remediation costs and recorded a receivable of $4.2 million for the remainder. The receivable is based on a contractual indemnity obligation for specified environmental liabilities that DEFS owes to us in connection with our acquisition of the Upstream Segment from DEFS in November 1998. Under this indemnity obligation, we are responsible for the first $3.0 million in specified environmental liabilities, and DEFS is responsible for those environmental liabilities in excess of $3.0 million, up to a maximum amount of $25.0 million. The majority of the indemnified costs relate to remediation activities at the Velma crude oil site in Stephens County, Oklahoma, attributable to operations prior to our acquisition of the Upstream Segment. Remediation activities at the Velma crude oil site are being conducted according to a work plan approved by the Oklahoma Corporation Commission. At March 31, 2002, an accrual of $5.7 million remains outstanding related to TCTM environmental remediation activities. We do not expect that the completion of remediation programs associated with this release will have a future material adverse effect on our financial position, results of operations or cash flows.

         Centennial has entered into credit facilities totaling $150 million. The proceeds were used to fund construction and conversion costs of its pipeline system. As of March 31, 2002, Centennial had borrowed $140 million under its credit facility. TE Products has guaranteed one-third of the debt of Centennial up to a maximum amount of $50 million.

NOTE 11.   COMPREHENSIVE INCOME

         SFAS No. 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments to be reported in a financial statement. As of and for the three months ended March 31, 2002 and 2001, the components of comprehensive income were due to the interest rate swap related to our variable rate revolving credit facility. The table below reconciles reported net income to total comprehensive income for the three months ended March 31, 2002 and 2001 (in thousands).

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Net income	$26,808	$25,735

Cumulative effect attributable to adoption of SFAS 133	—	(10,103)

Net income (loss) on cash flow hedges	3,300	(2,261)

Total comprehensive income	$30,108	$13,371

         The accumulated balance of other comprehensive loss related to cash flow hedges is as follows (in thousands):

Balance at December 31, 2000	$—

Cumulative effect of accounting change	(10,103)

Net loss on cash flow hedges	(10,221)

Balance at December 31, 2001	$(20,324)

Net income on cash flow hedges	3,300

Balance at March 31, 2002	$(17,024)

NOTE 12.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         In connection with our issuance of Senior Notes on February 20, 2002, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, our significant operating subsidiaries (the “Guarantor Subsidiaries”), issued unconditional guarantees of our debt securities. The guarantees are full, unconditional and joint and several.

         The following supplemental condensed consolidating financial information reflects the separate accounts of the Partnership, the combined accounts of the Guarantor Subsidiaries (including Jonah for all periods and dates from and after September 30, 2001, the date Jonah became our subsidiary), the combined accounts of our other non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the consolidated Partnership accounts for the dates and periods indicated. For purposes of the following consolidating information, the Partnership’s and Guarantor Subsidiaries’ investments in their respective subsidiaries are accounted for by the equity method of accounting.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
March 31, 2002	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Assets

Current assets	$7,352	$60,495	$236,183	$(21,660)	$282,370

Property, plant and equipment – net	—	869,454	462,511	—	1,331,965

Equity investments	721,103	316,757	220,208	(965,913)	292,155

Intercompany notes receivable	828,065	—	—	(828,065)	—

Other assets	6,441	233,497	65,751	—	305,689

Total assets	$1,562,961	$1,480,203	$984,653	$(1,815,638)	$2,212,179

Liabilities and partners’ capital

Current liabilities	$23,619	$58,147	$215,126	$(22,688)	$274,204

Long-term debt	829,828	389,823	—	—	1,219,651

Intercompany notes payable	—	361,572	465,465	(827,037)	—

Other long term liabilities and minority interest	6,142	8,573	231	—	14,946

Redeemable Class B Units held by related party	105,171	—	—	—	105,171

Total partners’ capital	598,201	662,088	303,831	(965,913)	598,207

Total liabilities and partners’ capital	$1,562,961	$1,480,203	$984,653	$(1,815,638)	$2,212,179

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
December 31, 2001	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Assets

Current assets	$3,100	$59,730	$223,345	$(2,695)	$283,480

Property, plant and equipment – net	—	849,978	330,483	—	1,180,461

Equity investments	669,370	309,080	222,815	(909,041)	292,224

Intercompany notes receivable	700,564	11,269	7,404	(719,237)	—

Other assets	3,853	244,448	65,386	(4,504)	309,183

Total assets	$1,376,887	$1,474,505	$849,433	$(1,635,477)	$2,065,348

Liabilities and partners’ capital

Current liabilities	$367,094	$361,547	$310,476	$(370,275)	$668,842

Long-term debt	340,658	389,814	—	—	730,472

Intercompany notes payable	—	45,410	294,801	(340,211)	—

Other long term liabilities and minority interest	—	8,364	231	8,628	17,223

Redeemable Class B Units held by related party	105,630	—	—	—	105,630

Total partners’ capital	563,505	669,370	243,925	(933,619)	543,181

Total liabilities and partners’ capital	$1,376,887	$1,474,505	$849,433	$(1,635,477)	$2,065,348

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
Three Months Ended March 31, 2002	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Operating revenues	$—	$69,788	$562,056	$(707)	$631,137

Costs and expenses	—	43,024	551,472	(707)	593,789

Operating income	—	26,764	10,584	—	37,348

Interest expense – net	(11,433)	(7,650)	(7,028)	11,433	(14,678)

Equity earnings	26,808	8,108	4,368	(35,712)	3,572

Other income – net	11,433	133	433	(11,433)	566

Net income	$26,808	$27,355	$8,357	$(35,712)	$26,808

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
Three Months Ended March 31, 2001	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Operating revenues	$—	$62,301	$722,934	$—	$785,235

Costs and expenses	—	34,020	714,909	—	748,929

Operating income	—	28,281	8,025	—	36,306

Interest expense – net	(9,372)	(7,624)	(8,325)	9,372	(15,949)

Equity earnings	25,735	5,048	5,206	(30,783)	5,206

Other income – net	9,372	292	142	(9,372)	434

Income before minority interest	25,735	25,997	5,048	(30,783)	25,997

Minority interest	—	—	—	(262)	(262)

Net income	$25,735	$25,997	$5,048	$(31,045)	$25,735

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
Three Months Ended March 31, 2002	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Cash flows from operating activities

Net income	$26,808	$27,355	$8,357	$(35,712)	$26,808

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	—	12,199	3,842	—	16,041

Equity earnings, net of distributions	6,737	2,512	2,607	(8,454)	3,402

Changes in assets and liabilities and other	(124,549)	(4,725)	(19,847)	126,471	(22,650)

Net cash provided by (used in) operating activities	(91,004)	37,341	(5,041)	82,305	23,601

Cash flows from investing activities	(58,483)	(40,052)	(135,598)	58,483	(175,650)

Cash flows from financing activities	149,487	6,085	134,703	(140,788)	149,487

Net increase (decrease) in cash and cash equivalents	—	3,374	(5,936)	—	(2,562)

Cash and cash equivalents at beginning of period	—	3,655	21,824	—	25,479

Cash and cash equivalents at end of period	$—	$7,029	$15,888	$—	$22,917

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
Three Months Ended March 31, 2001	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Cash flows from operating activities

Net income	$25,735	$25,997	$5,048	$(31,045)	$25,735

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	—	6,673	3,234	—	9,907

Equity earnings, net of distributions	(1,953)	4,515	6,275	(2,537)	6,300

Changes in assets and liabilities and other	(1)	(4,019)	(16,093)	796	(19,317)

Net cash provided by (used in) operating activities	23,781	33,166	(1,536)	(32,786)	22,625

Cash flows from investing activities	(22,139)	(10,132)	(21,455)	22,139	(31,587)

Cash flows from financing activities	(1,642)	(32,200)	21,873	10,647	(1,322)

Net decrease in cash and cash equivalents	—	(9,166)	(1,118)	—	(10,284)

Cash and cash equivalents at beginning of period	—	9,166	17,930	—	27,096

Cash and cash equivalents at end of period	$—	$—	$16,812	$—	$16,812

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

         You should read the following review of our financial position and results of operations in conjunction with the Consolidated Financial Statements. Material period-to-period variances in the consolidated statements of income are discussed under “Results of Operations.” The “Financial Condition and Liquidity” section analyzes cash flows and financial position. “Other Considerations” addresses trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings. These Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

         We operate and report in three business segments:

•	Downstream Segment – transportation and storage of refined products, LPGs and petrochemicals;

•	Upstream Segment – gathering, transportation, marketing and storage of crude oil; and distribution of lubrication oils and specialty chemicals; and

•	Midstream Segment – gathering of natural gas, fractionation of NGLs and transportation of NGLs.

         Our reportable segments offer different products and services and are managed separately because each requires different business strategies. TEPPCO GP, Inc., our wholly-owned subsidiary, acts as managing general partner with a 0.001% general partner interest and manages our subsidiaries.

         Effective January 1, 2002, we realigned our three business segments. We shifted the fractionation of NGLs, which were previously reflected as part of the Downstream Segment, to the Midstream Segment. The operation of NGL pipelines, which was previously reflected as part of the Upstream Segment, was also shifted to the Midstream Segment. The assets we acquired as part of the Chaparral acquisition are reflected as part of the Midstream Segment. We have adjusted our quarter-to-quarter comparisons to conform to the current presentation.

         Our Downstream Segment revenues are derived from transportation of refined products and LPGs, storage and short-haul shuttle transportation of LPGs at the Mont Belvieu complex, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. The two largest operating expense items of the Downstream Segment are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.

         The Upstream Segment revenues are earned from gathering, storage, transportation and marketing of crude oil and distribution of lubrication oils and specialty chemicals, principally in Oklahoma, Texas and the Rocky Mountain region. Marketing operations consist primarily of aggregating purchased crude oil along our pipeline systems, or from third party pipeline systems, and arranging the necessary logistics for the ultimate sale of the crude oil to local refineries, marketers or other end users.

         The Midstream Segment revenues are earned from fractionation of NGLs in Colorado, transportation of NGLs and gathering of natural gas. The Midstream Segment includes the operations from the acquisition of Jonah on September 30, 2001, from Alberta Energy Company for $359.8 million. We paid an additional $7.3 million on February 4, 2002, for final purchase adjustments related primarily to construction projects in progress at the time of closing. The results of operations of the acquisition are included in our consolidated financial statements beginning in the fourth quarter of 2001. The Jonah assets are managed and operated by DEFS under a contract arrangement.

         On March 1, 2002, we acquired the Chaparral NGL system from Diamond-Koch II, L.P. and Diamond-Koch III, L.P. for approximately $132 million. The Chaparral system is an 800-mile pipeline that extends from West Texas and New Mexico to Mont Belvieu. The pipeline delivers NGLs to fractionators and to existing Partnership storage in Mont Belvieu. The approximately 170-mile Quanah Pipeline is an NGL gathering system located in West Texas. The Quanah Pipeline begins in Sutton County, Texas and connects to the Chaparral Pipeline near Midland. The pipelines are connected to 27 gas plants in West Texas and have approximately 28,000 horsepower of pumping capacity at 14 stations. These systems are managed and operated by DEFS under a contract arrangement. These assets are included in the Midstream Segment.

Results of Operations

         The following table summarizes financial data by business segment (in thousands):

	Three Months Ended March 31,

	2002	2001

Operating revenues:

Downstream Segment	$59,586	$62,301

Upstream Segment	553,888	716,329

Midstream Segment	18,370	6,605

Intercompany eliminations	(707)	—

Total operating revenues	$631,137	$785,235

Operating income:

Downstream Segment	$23,647	$28,280

Upstream Segment	5,969	3,865

Midstream Segment	7,732	4,161

Total operating income	$37,348	$36,306

Earnings before interest:

Downstream Segment	$22,975	$28,573

Upstream Segment	10,760	9,212

Midstream Segment	7,751	4,161

Total earnings before interest	$41,486	$41,946

         Below is a detailed analysis of the results of operations, including reasons for changes in results, by each of our operating segments.

Downstream Segment

         The following table presents volume and average rate information for the three months ended March 31, 2002 and 2001:

	Three Months Ended
	March 31,		Percentage
			Increase
	2002	2001	(Decrease)

	(in thousands, except tariff information)
Volumes Delivered

Refined products	25,765	27,188	(5%)

LPGs	12,035	11,651	3%

Mont Belvieu operations	9,671	6,265	54%

Total	47,471	45,104	5%

Average Tariff per Barrel

Refined products	$0.98	$0.96	2%

LPGs	1.94	2.15	(10%)

Mont Belvieu operations	0.15	0.17	(12%)

Average system tariff per barrel	$1.05	$1.16	(9%)

         Our Downstream Segment reported earnings before interest of $23.0 million for the three months ended March 31, 2002, compared to earnings before interest of $28.6 million for the three months ended March 31, 2001. Earnings before interest decreased $5.6 million primarily due to a decrease of $2.7 million in operating revenues, an increase of $1.9 million in costs and expenses and losses of $0.8 million from equity investments. We discuss the factors influencing these variances below.

         Revenues from refined products transportation decreased $1.0 million for the three months ended March 31, 2002, compared with the three months ended March 31, 2001, due to a 5% decrease in the refined products volumes delivered. MTBE deliveries decreased 0.6 million barrels as a result of the expiration of contract deliveries to our marine terminal near Beaumont, Texas, effective April 2001. As a result of the contract expiration, we no longer transport MTBE through our Products pipeline system. Jet fuel volumes decreased 0.8 million barrels, or 11%, due to reduced air travel demand in the Midwest market areas. The refined products average rate per barrel increased 2% from the prior-year period primarily due to the decreased short-haul MTBE volumes delivered and an increase in market-based tariff rates in July 2001.

         Revenues from LPGs transportation decreased $1.6 million for the three months ended March 31, 2002, compared with the three months ended March 31, 2001, primarily due to decreased deliveries of propane in the upper Midwest and Northeast market areas attributable to warmer than normal weather. These decreases were partially offset by increased butane deliveries in the Midwest that resulted from favorable price differentials of Gulf Coast butane compared with competing Midwest supply sources. The LPGs average rate per barrel decreased 10% from the prior-year period as a result of a decreased percentage of long-haul deliveries during the three months ended March 31, 2002.

         Revenues generated from Mont Belvieu operations increased $1.6 million during the three months ended March 31, 2002, compared with the three months ended March 31, 2001, as a result of increased storage revenue and brine service revenue. Mont Belvieu shuttle volumes delivered increased 54% during the three months ended March 31, 2002, compared with the three months ended March 31, 2001, due to increased petrochemical demand. The Mont Belvieu average rate per barrel decreased during the three months ended March 31, 2002, as a result of increased contract shuttle deliveries, which generally carry lower rates.

         Other operating revenues decreased $1.6 million during the three months ended March 31, 2002, compared with the three months ended March 31, 2001, primarily due to lower propane deliveries at our Providence, Rhode Island, import facility, lower refined product rental charges, and increased losses we incurred as a result of exchanging products at different geographic points of delivery to position product in the Midwest market area. These decreases were partially offset by increased refined products and LPGs loading fees.

         Costs and expenses increased $1.9 million for the three months ended March 31, 2002, compared with the three months ended March 31, 2001. The increase was made up of a $2.5 million increase in operating, general and administrative expenses, a $0.2 million increase in depreciation and amortization expense, and a $0.1 million increase in taxes – other than income taxes. These increases were partially offset by a $0.9 million decrease in operating fuel and power expense. Operating, general and administrative expenses increased primarily due to higher environmental remediation expenses, increased consulting and contract services and increased labor costs. Depreciation expense increased from the prior-year period because of assets placed in service during 2001. Operating fuel and power expense decreased as a result of decreased mainline throughput. Taxes – other than income taxes increased as a result of a higher property base.

         Net loss from equity investments totaled $0.8 million during the three months ended March 31, 2002, due to pre-operating expenses of Centennial Pipeline, LLC (“Centennial”). Centennial commenced full operations in early April 2002.

Upstream Segment

         We calculate the margin of the Upstream Segment as revenues generated from the sale of crude oil and lubrication oil, and transportation of crude oil, less the costs of purchases of crude oil and lubrication oil. Margin is a more meaningful measure of financial performance than operating revenues and operating expenses due to the significant fluctuations in revenues and expenses caused by variations in the level of marketing activity and prices for products marketed. Margin and volume information for the three months ended March 31, 2002 and 2001 is presented below (in thousands, except per barrel and per gallon amounts):

	Three Months Ended
	March 31,		Percentage
			Increase
	2002	2001	(Decrease)

Margins:

Crude oil transportation	$9,188	$8,125	13%

Crude oil marketing	4,764	3,551	34%

Crude oil terminaling	2,331	2,128	10%

Lubrication oil sales	1,135	1,134	—

Total margin	$17,418	$14,938	17%

Total barrels:

Crude oil transportation	21,116	15,745	34%

Crude oil marketing	30,352	29,661	2%

Crude oil terminaling	29,275	24,662	19%

Lubrication oil volume (total gallons)	2,194	2,255	(3%)

Margin per barrel:

Crude oil transportation	$0.435	$0.516	(16%)

Crude oil marketing	0.157	0.120	31%

Crude oil terminaling	0.080	0.086	(7%)

Lubrication oil margin (per gallon)	0.517	0.503	3%

         Our Upstream Segment reported earnings before interest of $10.8 million for the three months ended March 31, 2002, compared with earnings before interest of $9.2 million for the three months ended March 31, 2001. Earnings before interest increased $1.6 million primarily due to a $2.5 million increase in margin and a $0.3 million increase in other income – net. These increases were partially offset by a $0.8 million decrease in equity earnings of Seaway and a $0.1 million increase in costs and expenses (excluding purchases of crude oil and lubrication oil). We discuss factors influencing these variances below.

         Our margin increased $2.5 million during the three months ended March 31, 2002, compared with the three months ended March 31, 2001. Crude oil transportation margin increased $1.1 million primarily due to volumes transported on the pipeline assets acquired from Valero Energy Corp. (formerly Ultramar Diamond Shamrock Corporation) (“UDS”), in March 2001. Crude oil marketing margin increased $1.2 million primarily due to favorable market conditions, renegotiated contracts and lower trucking expenses. Crude oil terminaling margin increased $0.2 million as a result of higher pumpover volumes at Midland, Texas, and Cushing, Oklahoma.

         Other operating revenue of the Upstream Segment decreased $0.2 million for the three months ended March 31, 2002, compared with the three months ended March 31, 2001, due to lower revenue from documentation and other services to support customer’s trading activity at Midland, Texas, and Cushing, Oklahoma.

         Costs and expenses, excluding expenses associated with purchases of crude oil and lubrication oil, increased $0.1 million during the three months ended March 31, 2002, compared with the three months ended March 31, 2001. The increase was comprised of a $0.3 million increase in operating fuel and power expense, a $0.2 million increase in depreciation and amortization expense, and a $0.1 million increase in taxes – other than income taxes, primarily attributable to assets acquired from UDS. These increases were partially offset by a $0.5 million decrease in operating, general and administrative expenses primarily due to decreased labor related costs and decreased general and administrative supplies and services expense.

         Equity earnings in Seaway Crude Pipeline Company for the three months ended March 31, 2002, decreased $0.8 million from the three months ended March 31, 2001, due to our portion of equity earnings being decreased from 80 percent to 60 percent on a pro-rated basis in 2002 (averaging approximately 67 percent for the year ended December 31, 2002), coupled with lower third-party transportation volumes.

Midstream Segment

         The following table presents volume and average rate information for the three months ended March 31, 2002 and 2001:

	Three Months Ended
	March 31,		Percentage
			Increase
	2002	2001	(Decrease)

Gathering – Natural Gas:

MMcf	50,171	—	—

MMBtu	55,728	—	—

Average fee per MMBtu	$0.17	—	—

Transportation – NGLs:

Thousand barrels	4,606	4,762	(3%)

Average rate per barrel	$0.554	$1.024	(46%)

Sales – Condensate:

Barrels	32,352	—	—

$/barrel	$25.38	—	—

         Our Midstream Segment’s earnings before interest totaled $7.8 million for the three months ended March 31, 2002, compared with earnings before interest of $4.2 million for the three months ended March 31, 2001. The $3.6 million increase in earnings before interest was due to an $11.8 million increase in operating revenues, partially offset by an $8.2 million increase in costs and expenses. We discuss factors influencing these variances below.

         Operating revenues increased $11.8 million during the three months ended March 31, 2002, compared with the three months ended March 31, 2001. Operating revenues for the three months ended March 31, 2002 for Jonah were $10.2 million. Natural gas gathering revenues totaled $9.5 million from volumes delivered of 50.2 billion cubic feet. Other revenues increased $0.7 million due to sales of gas condensate from the Jonah system, which was acquired on September 30, 2001. NGL transportation revenues increased $1.5 million primarily due to the acquisition of Chaparral, partially offset by lower revenues on a take-or-pay contract on the Dean system that was in effect until the bankruptcy of Enron Corp. in December 2001. The decrease in the NGL transportation average rate per barrel resulted from the cancellation of the Enron Corp. take-or-pay contract.

         Costs and expenses increased $8.2 million during the three months ended March 31, 2002, compared with the three months ended March 31, 2001. The increase was comprised of a $5.8 million increase in depreciation and amortization expense, a $1.5 million increase in operating, general and administrative expense, a $0.5 million increase in operating fuel and power costs and a $0.4 million increase in taxes – other than income. These increases related primarily to the Jonah and Chaparral assets acquired on September 30, 2001, and March 1, 2002, respectively.

Interest Expense and Capitalized Interest

         Interest expense increased $0.5 million during the three months ended March 31, 2002, compared with the three months ended March 31, 2001, primarily due to higher outstanding debt, partially offset by lower LIBOR interest rates.

         Capitalized interest increased $1.8 million during the three months ended March 31, 2002, compared with the three months ended March 31, 2001, due to increased balances on construction work-in-progress and the additional investment in Centennial.

Financial Condition and Liquidity

         Net cash from operations totaled $23.6 million for the three months ended March 31, 2002. This cash was made up of $42.8 million of income before charges for depreciation and amortization, partially offset by $19.2 million of cash used for working capital changes. This compares with net cash from operations of $22.6 million for the corresponding period in 2001, comprised of $35.6 million of income before charges for depreciation and amortization, partially offset by $13.0 million of cash used for working capital changes. Net cash from operations for the three months ended March 31, 2002 and 2001, included interest payments of $16.8 million and $26.7 million, respectively.

         Cash flows used in investing activities during the three months ended March 31, 2002, was comprised of $7.3 million for the final purchase price adjustments on the acquisition of Jonah, $33.0 million of capital expenditures, $3.3 million of cash contributions for our interest in the Centennial joint venture, and $132.0 million for the purchase of Chaparral on March 1, 2002. Cash flows used in investing activities during the three months ended March 31, 2001, was primarily comprised of $20.0 million for the purchase of assets from UDS on March 1, 2001, $10.9 million of capital expenditures, and $2.9 million of cash contributions for our interest in the Centennial joint venture. These uses of cash were partially offset by $1.3 million of cash received from the sale of vehicles and $1.0 million received on matured cash investments.

         Centennial entered into credit facilities totaling $150 million. The proceeds were used to fund construction and conversion costs of its pipeline system. As of March 31, 2002, Centennial had borrowed $140 million under its credit facility. TE Products has guaranteed one-third of the debt of Centennial up to a maximum amount of $50 million.

Credit Facilities and Interest Rate Swap Agreements

         On July 14, 2000, we entered into a $475 million revolving credit facility (“Three Year Facility”) to finance the acquisition of the ARCO assets and to refinance existing bank credit facilities. In April 2001, the Three Year Facility was amended to provide for revolving borrowings of up to $500 million including the issuance of letters of credit of up to $20 million. The term of the revised Three Year Facility was extended to April 6, 2004. The interest rate is based on our option of either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contains restrictive financial covenants that require us to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA (earnings before interest expense, income tax expense and depreciation and amortization expense) and minimum fixed charge coverage ratios. On November 13, 2001, certain lenders under the agreement elected to withdraw from the facility, and the available borrowing capacity was reduced to $411 million. On February 20, 2002, we repaid $115.7 million of the then outstanding balance of the Three Year Facility with proceeds from the issuance of our 7.625% Senior Notes. On March 1, 2002, we borrowed $132 million under the Three Year Facility to finance the acquisition of Chaparral. On March 22, 2002, we repaid a portion of the Three Year Facility with proceeds we received from the issuance of additional Limited Partner Units. On March 27, 2002, the Three Year Facility was amended to increase the borrowing capacity to $500 million. At March 31, 2002, $332.0 million was outstanding under the Three Year Facility at a weighted average interest rate of 2.9%. As of March 31, 2002, we were in compliance with the covenants contained in this credit agreement.

         In April 2001, we entered into a 364-day, $200 million revolving credit agreement (“Short-term Revolver”). The interest rate is based on our option of either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contains restrictive financial covenants that require us to maintain a minimum level of partners’ capital as well as maximum debt-to-EBITDA and minimum fixed charge coverage ratios. On March 27, 2002, the Short-term Revolver was extended for an additional period of 364 days, commencing on the current termination date in April 2002. At March 31, 2002, no amounts were outstanding under the Short-term Revolver.

         On September 28, 2001, we entered into a $400 million credit facility with SunTrust Bank (“Bridge Facility”). We borrowed $360 million under the Bridge Facility to acquire the Jonah assets (see Note 4. Acquisitions). The Bridge Facility was payable in June 2002. During the fourth quarter of 2001, we repaid $160 million of the outstanding principal from proceeds received from the issuance of Limited Partner Units in November 2001. On February 5, 2002, we drew down an additional $15 million under the Bridge Facility. On February 20, 2002, we repaid the outstanding balance of the Bridge Facility of $215 million, with proceeds from the issuance of the 7.625% Senior Notes and canceled the facility.

         On February 20, 2002, we received $494.6 million in net proceeds from the issuance of $500 million principal amount of 7.625% Senior Notes due 2012. We used the proceeds from the offering to reduce a portion of the outstanding balances of the credit facilities, described above, including those issued in connection with the acquisition of Jonah. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. As of March 31, 2002, we were in compliance with the covenants of these Senior Notes.

         We entered into interest rate swap agreements to hedge our exposure to cash flows and fair value changes. These agreements are more fully described in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

         The following table summarizes our credit facilities as of March 31, 2002 (in millions):

	As of March 31, 2002

		Available
	Outstanding	Borrowing	Maturity
Description:	Principal	Capacity	Date

Short-term Revolver	$—	$200.0	April 2003

Three Year Facility	332.0	168.0	April 2004

6.45% Senior Notes	180.0	—	January 2008

7.51% Senior Notes	210.0	—	January 2028

7.625% Senior Notes	500.0	—	February 2012

Distributions and Issuance of Additional Limited Partner Units

         We paid cash distributions of $33.5 million ($0.575 per Unit) and $24.0 million ($0.525 per Unit) for each of the three months ended March 31, 2002 and 2001, respectively. Additionally, on April 22, 2002, we declared a cash distribution of $0.575 per Limited Partner Unit and Class B Unit for the quarter ended March 31, 2002. We paid the distribution of $35.0 million on May 8, 2002, to unitholders of record on April 30, 2002.

         On February 6, 2001, we issued by public offering 2.0 million Limited Partner Units at $25.50 per Unit. The net proceeds from the offering totaled approximately $48.5 million and were used to reduce borrowings under the Three Year Facility. On March 6, 2001, 250,000 Units were issued in connection with the over-allotment provision of the offering on February 6, 2001. Proceeds from the Units issued from the over-allotment totaled $6.1 million and were used for general purposes.

         On March 22, 2002, we issued by public offering 1.9 million Limited Partner Units (which included the overallotment provision) at $29.85 per Unit. The net proceeds from the offering totaled approximately $56.8 million and were used to repay $50 million of the outstanding balance on the Three Year Facility with the remaining amount being used for general purposes.

Future Capital Needs and Commitments

         We estimate that capital expenditures, excluding acquisitions, for 2002 will be approximately $129 million (which includes $5 million of capitalized interest). We expect to use approximately $85 million for revenue generating projects. We also expect to use approximately $29 million for maintenance capital spending and approximately $10 million for system upgrade projects. Revenue generating projects will include $61 million for expansion of the Jonah system and $24 million for other projects to expand our service capabilities including the completion of facilities to support the receipt and delivery locations with Centennial. We expect to use approximately $4.9 million of maintenance capital spending for pipeline rehabilitation projects to comply with regulations enacted by the United States Department of Transportation Office of Pipeline Safety. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present business segments. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or the issuance of additional Limited Partner Units.

         Our debt repayment obligations consist of payments for principal and interest on (i) outstanding principal amounts under the Three Year Facility due in April 2004 ($332.0 million at March 31, 2002), (ii) the TE Products Senior Notes, $180 million principal amount due January 15, 2008, and $210 million principal amount due January 15, 2028, and (iii) our $500 million 7.625% Senior Notes due February 15, 2012. We expect to repay the long-term, senior unsecured obligations and bank debt through the issuance of additional long-term senior unsecured debt at the time the 2008, 2012 and 2028 debt matures, issuance of additional equity, proceeds from dispositions of assets, or any combination of the above items.

         TE Products is also contingently liable as guarantor for the lesser of one-third or $50 million principal amount (plus interest) of the joint venture borrowings of Centennial. We expect to contribute an additional $4.4 million to Centennial for the remaining nine months of 2002. We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the limited guarantee of Centennial debt and leases covering assets utilized in several areas of our operations.

         The following table summarizes our material contractual obligations as of March 31, 2002 (in millions).

	Amount of Commitment Expiration Per Period

		Less than			After 5
	Total	1 Year	2-3 Years	4-5 Years	Years

Three Year Facility	$332.0	$—	$332.0	$—	$—

6.45% Senior Notes due 2008 (1)	180.0	—	—	—	180.0

7.51% Senior Notes due 2028 (1)	210.0	—	—	—	210.0

7.625% Senior Notes due 2012	500.0	—	—	—	500.0

Centennial cash contributions	4.4	4.4	—	—	—

Operating leases	34.3	8.2	15.0	10.4	0.7

Total	$1,260.7	$12.6	$347.0	$10.4	$890.7

(1)	Obligations of TE Products.

Sources of Future Capital

         Historically, we have funded our capital commitments from operating cash flow and borrowings under bank credit facilities or bridge loans. We repaid these loans in part by the issuance of long term debt in capital markets and the public offering of Limited Partner Units. We expect future capital needs to be similarly funded to the extent not otherwise available from excess cash flow from operations after payment of distributions to unitholders.

         As of March 31, 2002, we had approximately $368.0 million in combined available borrowing capacity under the Three Year Facility and the Short-term Revolver.

         We expect cash flows from operating activities will be adequate to fund cash distributions and capital additions necessary to maintain existing operations. However, expansionary capital projects and acquisitions may require funding through proceeds from the sale of additional debt or equity capital markets offerings.

         On February 11, 2002, Moody’s Investors Service assigned us a senior unsecured debt rating, including the rating on our 7.625% Senior Notes, of Baa2 and confirmed the Baa2 senior unsecured rating of our subsidiary, TE Products. These ratings were given with negative outlooks due primarily to Moody’s concerns about current debt levels resulting from financing of our recent acquisitions. Moody’s indicated they may lower our debt ratings if we are not successful in reducing our debt to target levels where our debt-to-EBITDA ratio would be below 4 to 1. We are evaluating alternatives to lowering our debt-to-EBITDA ratio. Reductions in our credit ratings could increase the debt financing costs or possibly reduce the availability of financing. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant such a change.

Other Considerations

         Our operations are subject to federal, state and local laws and regulations governing the discharge of materials into the environment otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of injunctions delaying or prohibiting certain activities, and the need to perform investigatory and remedial activities. Although we believe our operations are in material compliance with applicable environmental laws and regulations, risks of significant costs and liabilities are inherent in pipeline operations, and we cannot assure you that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us. We believe that changes in environmental laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the near term.

         In 1994, we entered into an Agreed Order with the IDEM that resulted in the implementation of a remediation program for groundwater contamination attributable to our operations at the Seymour, Indiana, terminal. In 1999, the IDEM approved a Feasibility Study, which includes our proposed remediation program. We expect the IDEM to issue a Record of Decision formally approving the remediation program. After the Record of Decision is issued, we will enter into a subsequent Agreed Order for the continued operation and maintenance of the remediation program. We have an accrued liability of $0.5 million at March 31, 2002, for future remediation costs at the Seymour terminal. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

         In 1994, the LDEQ issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At March 31, 2002, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

         During 2001, we accrued $8.6 million to complete environmental remediation activities at certain of our Upstream Segment sites. In establishing this accrual, we expensed $4.4 million for these environmental remediation costs and recorded a receivable of $4.2 million for the remainder. The receivable is based on a contractual indemnity obligation for specified environmental liabilities that DEFS owes to us in connection with our acquisition of the Upstream Segment from DEFS in November 1998. Under this indemnity obligation, we are responsible for the first $3.0 million in specified environmental liabilities, and DEFS is responsible for those environmental liabilities in excess of $3.0 million, up to a maximum amount of $25.0 million. The majority of the indemnified costs relate to remediation activities at the Velma crude oil site in Stephens County, Oklahoma, attributable to operations prior to our acquisition of the Upstream Segment. Remediation activities at the Velma crude oil site are being conducted according to a work plan approved by the Oklahoma Corporation Commission. At March 31, 2002, an accrual of $5.7 million remains outstanding related to TCTM environmental remediation activities. We do not expect that the completion of remediation programs associated with this release will have a future material adverse effect on our financial position, results of operations or cash flows.

New Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. Beginning January 1, 2002, effective with the adoption of SFAS 142, we no longer record amortization expense related to goodwill, or amortization expense on the excess investment related to our equity investment in Seaway (see Note 6. Equity Investments). In conjunction with the adoption of SFAS 142, we have completed the process of identifying our reporting units and assigning our assets and liabilities to those reporting units and are currently in the process of completing our analysis of the fair value of our reporting units. We currently do not believe any transitional impairment loss will be identified upon completion of this process.

At March 31, 2002, we had $16.9 million of unamortized goodwill, and $55.0 million of excess investment in our equity investments.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS 143 effective January 1, 2003. We are currently evaluating the impact of adopting SFAS 143.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS No. 121, Accounting for Long-Lived Assets and For Long-Lived Assets to be Disposed Of, but retains its fundamental provisions for reorganizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. We adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on our financial position, results of operations or cash flows.

Forward-Looking Statements

         The matters discussed in this Report include “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses based on our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations. For additional discussion of such risks and uncertainties, see our 2001 Annual Report on Form 10-K and other filings we have made with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         We may be exposed to market risk through changes in commodity prices and interest rates as discussed below. We do not have foreign exchange risks. Our Risk Management Committee has established policies to monitor and control these market risks. The Risk Management Committee is comprised, in part, of senior executives of the Company.

         We have utilized and expect to continue to utilize derivative financial instruments with respect to a portion of our interest rate and fair value risks and our crude oil marketing activities. These transactions generally are swaps and forwards, and we enter into them with major financial institutions or commodities trading institutions. The derivative financial instrument related to our interest rate risk is intended to reduce our exposure to increases in the benchmark interest rates underlying our variable rate revolving credit facility. The derivative financial instruments related to our fair value risks are intended to reduce our exposure to changes in the fair value of the fixed rate Senior Notes resulting from changes in interest rates. Our Upstream Segment uses derivative financial instruments to reduce our exposure to fluctuations in the market price of crude oil. Gains and losses from financial instruments used in our Upstream Segment have been recognized in revenues for the periods to which the derivative financial instruments relate, and gains and losses from our interest rate financial instruments have been recognized in interest expense for the periods to which the derivative financial instrument relate. As of March 31, 2002, the Upstream Segment had no open positions on derivative financial contracts.

         At March 31, 2002, our subsidiary, TE Products had outstanding $180 million principal amount of 6.45% Senior Notes due 2008, and $210 million principal amount of 7.51% Senior Notes due 2028 (collectively the “TE Products Senior Notes”). At March 31, 2002, the estimated fair value of the TE Products Senior Notes was approximately $361.6 million. At March 31, 2002, $500 million principal amount of 7.625% Senior Notes due 2012 was outstanding. At March 31, 2002, the estimated fair value of the $500 million Senior Notes was approximately $493.3 million.

         As of March 31, 2002, TE Products had an interest rate swap agreement in place to hedge its exposure to changes in the fair value of its fixed rate 7.51% TE Products Senior Notes due 2028. The swap agreement has a notional amount of $210 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes. Under the swap agreement, we pay a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.51%. During the three months ended March 31, 2002, we recognized a gain of $1.7 million, included as a component of interest expense, on the interest rate swap. No gain or loss from ineffectiveness was required to be recognized.

         As of March 31, 2002, we had an interest rate swap agreement in place to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facilities. The swap agreement is based on a notional amount of $250 million. Under the swap agreement, we pay a fixed rate of interest of 6.955% and receive a floating rate based on a three month U.S. Dollar LIBOR rate. We have designated this interest rate swap as a cash flow hedge, therefore, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. During the three months ended March 31, 2002, we recognized $3.2 million in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring in 2002. No gain or loss from ineffectiveness was required to be recognized. The fair value of the interest rate swap agreement was a loss of approximately $17.0 million at March 31, 2002. We anticipate that approximately $10.9 million of the fair value will be transferred into earnings over the next twelve months.

         As of March 31, 2002, we had interest rate swap agreements in place to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012. We have designated these swap agreements, which hedge exposure to changes in the fair value of the Senior Notes, as fair value hedges. The swap agreements have a combined notional amount of $500 million and mature in 2012 to match the principal and maturity of the Senior Notes. Under the swap agreements, we pay a floating rate based on a six month U.S. Dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 7.625%. Since these swaps are designated as fair value hedges, the changes in fair value are recognized in current earnings. During the three months ended March 31, 2002, we recognized a gain of $1.9 million, included as a component of interest expense, on the interest rate swaps. No gain or loss from ineffectiveness was required to be recognized.

)

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of TEPPCO Partners, L.P. (Filed as Exhibit 3.2 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

3.2	Third Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated September 21, 2001 (Filed as Exhibit 3.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

4.1	Form of Certificate representing Limited Partner Units (Filed as Exhibit 4.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

4.2	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.3	Form of Certificate representing Class B Units (Filed as Exhibit 4.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

4.4	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.5	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

10.1+	Texas Eastern Products Pipeline Company 1997 Employee Incentive Compensation Plan executed on July 14, 1997 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1997 and incorporated herein by reference).

10.2+	Texas Eastern Products Pipeline Company Management Incentive Compensation Plan executed on January 30, 1992 (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1992, and incorporated herein by reference).

10.3+	Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan executed on October 31, 1990 (Filed as Exhibit 10.9 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1990 and incorporated herein by reference).

10.4+	Form of Amendment to Texas Eastern Products Pipeline Company Long-Term Incentive Compensation Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P.

Exhibit
Number	Description

(Commission File No. 1-10403) for the year ended December 31, 1995 and incorporated herein by reference).

10.5+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.6+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.7+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K for TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.8+	Employment Agreement with William L. Thacker, Jr. (Filed as Exhibit 10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1992 and incorporated herein by reference).

10.9+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

10.10+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.11	Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.12	Contribution Agreement between Duke Energy Transport and Trading Company and TEPPCO Partners, L.P., dated October 15, 1998 (Filed as Exhibit 10.16 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.13	Guaranty Agreement by Duke Energy Natural Gas Corporation for the benefit of TEPPCO Partners, L.P., dated November 30, 1998, effective November 1, 1998 (Filed as Exhibit 10.17 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.14	Letter Agreement regarding Payment Guarantees of Certain Obligations of TCTM, L.P. between Duke Capital Corporation and TCTM, L.P., dated November 30, 1998 (Filed as Exhibit 10.19 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.15+	Form of Employment Agreement between the Company and Thomas R. Harper, David L. Langley, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.16	Agreement Between Owner and Contractor between TE Products Pipeline Company, Limited Partnership and Eagleton Engineering Company, dated February 4, 1999 (Filed as Exhibit 10.21 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.17	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

Exhibit
Number	Description

10.18	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.19+	Texas Eastern Products Pipeline Company Retention Incentive Compensation Plan, effective January 1, 1999 (Filed as Exhibit 10.24 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.20+	Form of Employment and Non-Compete Agreement between the Company and J. Michael Cockrell effective January 1, 1999 (Filed as Exhibit 10.29 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.21+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.22+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.23+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.24	Credit Agreement between TEPPCO Partners, L.P., SunTrust Bank, and Certain Lenders, dated July 14, 2000 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2000 and incorporated herein by reference).

10.25	Amended and Restated Purchase Agreement By and Between Atlantic Richfield Company and Texas Eastern Products Pipeline Company With Respect to the Sale of ARCO Pipe Line Company, dated as of May 10, 2000. (Filed as Exhibit 2.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2000 and incorporated herein by reference).

10.26+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.27+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.28+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.29	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.30	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

Exhibit
Number	Description

10.31	Purchase and Sale Agreement By and Among Green River Pipeline, LLC and McMurry Oil Company, Sellers, and TEPPCO Partners, L.P., Buyer, dated as of September 7, 2000. (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.32	Credit Agreement Among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of September 28, 2001 ($400,000,000 Term Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.33	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.34	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.35	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.36	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.37	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, dated September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.38	Amended and Restated Agreement of Limited Partnership of TCTM, L.P., dated September 21, 2001 (Filed as Exhibit 3.9 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.39	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.40	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.41	Agreement of Limited Partnership of TEPPCO Midstream Companies, L.P., dated September 24, 2001 (Filed as Exhibit 3.10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

Exhibit
Number	Description

10.42	Agreement of Partnership of Jonah Gas Gathering Company dated June 20, 1996 as amended by that certain Assignment of Partnership Interests dated September 28, 2001 (Filed as Exhibit 10.40 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.43	Unanimous Written Consent of the Board of Directors of TEPPCO GP, Inc. dated February 13, 2002 (Filed as Exhibit 10.41 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.44*	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility).

10.45*	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Partnership (Filed as Exhibit 21 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

*	Filed herewith.

+	A management contract or compensation plan or arrangement.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2002:

Reports on Form 8-K were filed on January 14, 2002, January 28, 2002, February 8, 2002, February 20, 2002, March 12, 2002, and March 20, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

TEPPCO Partners, L.P. (Registrant) (A Delaware Limited Partnership)

	By:	Texas Eastern Products Pipeline Company, LLC, as General Partner

	By:	/s/ BARRY R. PEARL

Barry R. Pearl, President and Chief Executive Officer

	By:	/s/ CHARLES H. LEONARD

Date: May 13, 2002		Charles H. Leonard, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.44*	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility).

10.45*	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

*	Filed herewith.