Form 10-K/A
period 2001-12-31
TEPPCO PARTNERS LP
filed 2002-06-03
CIK 857644

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

(713) 759-3636
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Limited Partner Units representing Limited Partner Interests	New York Stock Exchange

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

PURPOSE OF THIS AMENDMENT

     The Registrant is amending its Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 14, 2002, to conform the Annual Report on Form 10-K to current segment presentation based upon segment changes that occurred effective January 1, 2002. Only those Items of Form 10-K that are being amended in this Report are included in this amendment. Notes 2, 4 and 15 to the Registrant’s financial statements included herein have been revised to reflect the segment changes.

     TEPPCO Partners, L.P. (“TEPPCO Partners”) reports and operates in three reporting segments: transportation and storage of refined products, liquefied petroleum gases (“LPGs”) and petrochemicals (“Downstream Segment”); gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals (“Upstream Segment”); and gathering of natural gas, fractionation of natural gas liquids (“NGLs”) and transportation of NGLs (“Midstream Segment”). TEPPCO Partners’ reportable segments offer different products and services and are managed separately because each requires different business strategies.

     Effective January 1, 2002, TEPPCO Partners realigned its three reporting segments in order to separate and better measure the performance of its natural gas and NGL operations from its crude oil operations. The fractionation of NGLs, which was previously reflected as part of the Downstream Segment, was shifted to the Midstream Segment. The operation of NGL pipelines, which was previously reflected as part of the Upstream Segment, was also shifted to the Midstream Segment. The year-to-year comparisons have been adjusted to conform to the current presentation.

i

ITEMS 1 AND 2.	Business and Properties	1
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 8.	Financial Statements and Supplementary Data	36
ITEM 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	36

ii

Items 1 and 2. Business and Properties

General

     TEPPCO Partners, L.P. (the “Partnership”), a Delaware limited partnership, is a master limited partnership and was formed in March 1990. The Partnership operates through TE Products Pipeline Company, Limited Partnership (“TE Products”), TCTM, L.P. (“TCTM”) and TEPPCO Midstream Companies, L.P. (“TEPPCO Midstream”). Collectively, TE Products, TCTM and TEPPCO Midstream are referred to as the “Operating Partnerships.” Texas Eastern Products Pipeline Company, LLC (the “Company” or “General Partner”), a Delaware limited liability company, serves as the general partner of the Partnership. The General Partner is a wholly-owned subsidiary of Duke Energy Field Services (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and Phillips Petroleum Company (“Phillips”). Duke Energy holds an approximate 70% interest in DEFS and Phillips holds the remaining 30%. The Company, as general partner, performs all management and operating functions required for the Partnership and the Operating Partnerships, except for the management and operations of certain of the TEPPCO Midstream assets, which is performed by DEFS under an agreement with the Partnership. The General Partner is reimbursed by the Partnership for all reasonable direct and indirect expenses incurred in managing the Partnership.

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

     The Partnership operates and reports in three business segments: transportation and storage of refined products, liquefied petroleum gases (“LPGs”) and petrochemicals (“Downstream Segment”); gathering, transportation, marketing and storage of crude oil; and distribution of lubrication oils and specialty chemicals (“Upstream Segment”); and gathering of natural gas, fractionation of natural gas liquids (“NGLs”) and transportation of NGLs (“Midstream Segment”). The Partnership’s reportable segments offer different products and services and are managed separately because each requires different business strategies. The Upstream Segment of the Partnership’s business was initially acquired in November 1998. Portions of the Midstream Segment of the Partnership’s business were acquired in March 1998, November 1998, December 2000 and on September 30, 2001. Certain of the assets of the Midstream Segment are managed and operated by DEFS under an agreement with the Partnership.

     Effective January 1, 2002, the Partnership realigned its three reporting segments in order to separate and better measure the performance of its natural gas and NGL operations from its crude oil operations. The fractionation of NGLs, which was previously reflected as part of the Downstream Segment, was shifted to the Midstream Segment. The operation of NGL pipelines, which was previously reflected as part of the Upstream Segment, was also shifted to the Midstream Segment. The year-to-year comparisons have been adjusted to conform to the current presentation.

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

Downstream Segment — Transportation and Storage of Refined Products, LPGs and Petrochemicals

  Operations

     The Partnership conducts business in its Downstream Segment through TE Products. TE Products owns and operates properties located in 13 states. These operations consist of interstate transportation, storage and terminaling of petroleum products; short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas complex; intrastate transportation of petrochemicals and other ancillary services.

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

     The following table lists the material properties and investments of and ownership percentages in the Downstream Segment assets as of December 31, 2001:

Partnership
Ownership

Refined products and LPGs pipeline	100%
Mont Belvieu LPGs storage and pipeline shuttle	100%
Mont Belvieu to Port Arthur, Texas, petrochemical pipelines	100%
Centennial Pipeline (1)	33%

(1)	Accounted for as an equity investment.

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

  Refined Products and LPGs Pipeline System

     TE Products is one of the largest pipeline common carriers of refined petroleum products and LPGs in the United States. TE Products owns and operates an approximate 4,500-mile pipeline system (together with the receiving, storage and terminaling facilities mentioned below, the “Products Pipeline System”) extending from southeast Texas through the central and midwestern United States to the northeastern United States. The Products Pipeline System includes delivery terminals for outloading product to other pipelines, tank trucks, rail cars or barges, as well as substantial storage capacity at Mont Belvieu, Texas, the largest LPGs storage complex in the United States, and at other locations. TE Products also owns two marine receiving terminals, one near Beaumont, Texas, and the other at Providence, Rhode Island. The Providence terminal is not physically connected to the Products Pipeline System. The Products Pipeline System also includes three 12-inch diameter petrochemical pipelines between Mont Belvieu and Port Arthur, Texas, each approximately 70 miles in length.

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

     TE Products also owns two 12-inch diameter common carrier and one 12-inch diameter proprietary petrochemical pipelines between Mont Belvieu and Port Arthur, Texas, which were completed in the fourth quarter of 2000. Each of these pipelines is approximately 70 miles in length. The pipelines transport ethylene, propylene and natural gasoline. The Partnership entered into a 20-year agreement with a major petrochemical producer for guaranteed throughput commitments. During the year ended December 31, 2001, and the two month period ended December 31, 2000, the Partnership recognized $10.7 million and $1.8 million, respectively, of revenue under the throughput and deficiency contract. The Partnership began transporting product through these pipelines in September 2001.

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

  Major Business Sector Markets

     The Partnership’s major operations in the Downstream Segment consist of the transportation, storage and terminaling of refined petroleum products and LPGs along its mainline system, and the storage and short-haul transportation of LPGs associated with its Mont Belvieu LPG operations. Product deliveries, in millions of barrels (MMBbls) on a regional basis, over the last three years were as follows:

	Product Deliveries (MMBbls)
	Years Ended December 31,

	2001	2000	1999

Refined Products Mainline Transportation:
Central (1)	62.0	63.4	67.7
Midwest (2)	37.4	36.7	37.9
Ohio and Kentucky	23.5	28.0	27.0

Subtotal	122.9	128.1	132.6

LPGs Mainline Transportation:
Central, Midwest and Kentucky (1)(2)	23.8	23.4	22.9
Ohio and Northeast (3)	16.2	16.2	14.7

Subtotal	40.0	39.6	37.6

Total Mainline Transportation	162.9	167.7	170.2

Mont Belvieu Operations:
LPGs	23.1	27.2	28.5

Total Product Deliveries	186.0	194.9	198.7

(1)	Arkansas, Louisiana, Missouri and Texas.

(2)	Illinois and Indiana.

(3)	New York and Pennsylvania.

     The mix of products delivered varies seasonally. Gasoline demand is generally stronger in the spring and summer months and LPGs demand is generally stronger in the fall and winter months. Weather and economic conditions in the geographic areas served by the Products Pipeline System also affect the demand for, and the mix of, the products delivered.

     Refined products and LPGs deliveries over the last three years were as follows:

	Product Deliveries (MMBbls)
	Years Ended December 31,

	2001	2000	1999

Refined Products Mainline Transportation:
Gasoline	68.2	67.8	71.6
Jet Fuels	25.4	28.1	26.9
Middle Distillates (1)	28.1	26.6	28.4
MTBE(2)/Toluene	1.2	5.6	5.7

Subtotal	122.9	128.1	132.6

LPGs Mainline Transportation:
Propane	32.8	33.1	30.8
Butanes	7.2	6.5	6.8

Subtotal	40.0	39.6	37.6

Total Mainline Transportation	162.9	167.7	170.2

Mont Belvieu Operations:
LPGs	23.1	27.2	28.5

Total Product Deliveries	186.0	194.9	198.7

(1)	Primarily diesel fuel, heating oil and other middle distillates.

(2)	Methyl tertiary butyl ether, a fuels additive, the use of which has largely been discontinued.

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

  Other Operating Revenues

     The Partnership’s Downstream Segment also derives revenue from terminaling activities and other ancillary services associated with the transportation and storage of refined petroleum products and LPGs. From time to time, the Partnership sells excess product inventory.

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

     At December 31, 2001, the Downstream Segment had approximately 140 customers. Transportation revenues (and percentage of total revenues) attributable to the top 10 customers were $115 million (44%), $102 million (45%) and $105 million (47%), for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, no single customer accounted for 10% or more of the Downstream Segment’s revenues.

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

Upstream Segment — Gathering, Transportation, Marketing and Storage of Crude Oil

  Operations

     The Partnership conducts business in its Upstream Segment through TCTM and its wholly-owned subsidiaries, which gather, transport, market and store crude oil, and distribute lubrication oils and specialty chemicals principally in Oklahoma, Texas and the Rocky Mountain region. The Partnership commenced its Upstream Segment business in connection with the acquisition of certain assets from DEFS in November 1998. The Partnership’s Upstream Segment utilizes its asset base to aggregate crude oil and provide transportation and specialized services to its regional customers. The Partnership’s Upstream Segment purchases crude oil at prevailing prices from producers at the wellhead, aggregates such crude oil into its equity owned pipelines or third party owned pipelines utilizing its truck fleet and transports the crude oil for ultimate sale to or exchange with its customers.

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

  Properties

     The major crude oil pipelines and pipeline systems of the Partnership’s Upstream Segment are set forth in the following table, which include several pipelines owned jointly with other industry participants or producers:

Crude Oil	Partnership
Pipeline	Ownership	Operator	Description

Red River System	100%	TEPPCO Crude Pipeline (“TCPL”) (1)	1,690 miles of pipeline; 1,484,000 barrels storage — North Texas to South Oklahoma

South Texas System	100%	TCPL	690 miles of pipeline; 740,000 barrels storage — South Central Texas to Houston, Texas area

West Texas Trunk System	100%	TCPL	250 miles of smaller diameter pipeline — connecting West Texas and Southeast New Mexico to TCTM’s Midland, Texas terminal

Seaway	50% general partnership interest (2)	TCPL	500-mile, 30-inch diameter pipeline — Texas Gulf Coast to Cushing, Oklahoma

Rancho	25% joint ownership	Equilon Pipeline Company, LLC	400-mile, 24-inch diameter pipeline — West Texas to Houston, Texas

Basin	13% joint ownership	Equilon Pipeline Company, LLC	416-mile pipeline — Permian Basin (New Mexico and Texas) to Cushing, Oklahoma

(1)	TCPL is a wholly-owned subsidiary of TCTM.

(2)	TCPL’s participation in revenues and expenses of Seaway vary as described below in “Partnership Interest in Seaway Crude Pipeline.”

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

     Through its subsidiary, Lubrication Services, L.P. (“LSI”), TCTM distributes lubrication oils and specialty chemicals to natural gas pipelines, gas processors, and industrial and commercial accounts. LSI’s distribution networks are located in Colorado, Oklahoma, Kansas, New Mexico, Texas, and Louisiana.

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

  Competition

     The most significant competitors in pipeline operations in the Partnership’s Upstream Segment are primarily common carrier and proprietary pipelines owned and operated by major oil companies, large independent pipeline companies and other companies in the areas where its pipeline systems deliver crude oil. Competition among common carrier pipelines is based primarily on posted tariffs, quality of customer service, knowledge of products and markets, and proximity to refineries and connecting pipelines. The crude oil gathering and marketing business is characterized by thin margins and intense competition for supplies of crude oil at the wellhead. Declines in domestic crude oil production has intensified competition among gatherers and marketers.

     A significant portion of the growth in the Partnership’s Upstream Segment has occurred through acquisitions of pipeline gathering systems. The Partnership’s acquisitions in this segment have provided increased efficiencies for the gathering and transportation of crude oil with its existing pipeline systems as well as expansion into new market areas. The Partnership experiences competition from other gatherers and marketers in the bidding for potential acquisitions. Within the past few years, the number of companies involved in the gathering of crude oil in the United States has decreased as a result of business consolidations, which may decrease the amount of potential acquisitions of crude gathering systems available to the Partnership.

  Credit Policies and Procedures

     As crude oil or lubrication oils are marketed, the Partnership must determine the amount, if any, of credit to be extended to any given customer, particularly in the Partnership’s Upstream Segment, where transported volumes are typically sold rather than transported for a fee. Due to the nature of individual sales transactions, risk of non-payment and non-performance by customers is a major consideration in the Partnership’s business. The Partnership manages its exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures. The Partnership utilizes letters of credit and guarantees for certain of its receivables. However, these procedures and policies may not fully eliminate customer credit risk. During the years ended 1999, 2000 and 2001, no reserves were necessary to write-off uncollectible receivables of the Upstream Segment.

Midstream Segment — Gathering of Natural Gas, Fractionation of NGLs and Transportation of NGLs

     The Partnership conducts business in its Midstream Segment through TEPPCO Colorado, LLC (“TEPPCO Colorado”), which fractionates NGLs, TCTM and its wholly-owned subsidiaries, which transport NGLs through its NGL pipelines, and Jonah Gas Gathering Company (“Jonah”), which gathers natural gas.

     On December 31, 2000, the Company completed an acquisition of certain pipeline assets from DEFS for $91.7 million, which included $0.7 million of acquisition related costs. The purchase included two NGL pipelines in East Texas: the Panola Pipeline, a pipeline from Carthage, Texas, to Mont Belvieu, Texas, and the San Jacinto Pipeline, a pipeline from Carthage to Longview, Texas. The pipelines originate at DEFS’ East Texas Plant Complex in Panola County, Texas. The acquisition of the assets was accounted for under the purchase method of accounting.

     The Partnership’s Midstream Segment acquired all of the partnership interests of Jonah from Alberta Energy Company, effective September 30, 2001, by subsidiaries of the Partnership. The original purchase price totaled $359.8 million. An additional $7.2 million was accrued at December 31, 2001, for final purchase price adjustments related primarily to construction projects in progress at the time of closing. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquisition are included in the Partnership’s consolidated financial statements in the fourth quarter of 2001. The assets of Jonah are managed and operated by DEFS under a contract arrangement. Jonah and its assets are not subject to any encumbrances from mortgages or other secured debt.

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

     Revenues of the Partnership’s Midstream Segment are earned from fractionation of NGLs in Colorado, transportation of NGLs and gathering fees based on the volume and pressure of natural gas gathered, and also from sales of condensate on the Jonah System. TEPPCO Midstream has multiple long-term contracts with producers connected to the Jonah System. The Partnership cannot influence or control the operation or development of the gas fields served by the Jonah System. Production levels may be affected by price and price volatility, market demand, depletion rates of existing wells and changes in laws and regulations. The Partnership does not take title to the natural gas gathered, NGLs transported or NGLs fractionated. Accordingly, the results of operations of the Midstream Segment are not directly affected by changes in the prices of natural gas or NGLs. It is expected that

Midstream Segment revenues and cash flows will increase from historical levels as the system capacity expansion becomes operational.

     Volume information for the years ended December 31, 2001, 2000 and 1999, is presented below:

	Years Ended December 31,

	2001	2000	1999

Gathering — Natural Gas (billion cubic feet (“Bcf”))	45.5	—	—
Transportation — NGLs (thousand barrels)	21,538	5,201	4,580
Fractionation — NGLs (thousand barrels)	4,078	4,078	3,819
Sales — Condensate (thousand barrels)	16.2	—	—

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

  NGL Transportation

     The NGL pipelines of the Midstream Segment are located along the Texas Gulf Coast. They are all wholly-owned and operated by subsidiaries of the Partnership. Information concerning these NGL pipelines is set forth in the following table:

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

  Customers

     The Midstream Segment’s customers for the gathering of natural gas include major integrated oil and gas companies and large to medium-sized independent producers. Natural gas from Jonah is delivered into major interstate gas pipelines for delivery primarily to markets along the West Coast. NGL sales are primarily to major integrated oil and gas companies and independent refiners.

     At December 31, 2001, the Midstream Segment had 16 customers. Revenues attributable to the top 10 customers were $37.0 million (99%) for the year ended December 31, 2001, of which DEFS, Enron Corp. and Alberta Energy Company accounted for approximately 61%, 13% and 11% of revenues of the Partnership’s Midstream Segment, respectively. At December 31, 2000, the Midstream Segment had three customers. Revenues attributable to the three customers were $14.5 million, of which DEFS and Enron Corp. accounted for 60% and 39% of revenues of the Midstream Segment, respectively. At December 31, 1999, the Midstream Segment had two customers. Revenues attributable to the two customers were $13.5 million, of which DEFS and Enron Corp. accounted for 63% and 37% of revenues of the Midstream Segment, respectively.

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

  Competition

     The most significant competition for the NGL pipeline operations portion of the Partnership’s Midstream Segment comes primarily from proprietary pipelines owned and operated by major oil and gas companies or other large independent pipeline companies with contiguous operations. The ability to compete in the NGL pipeline area is based primarily on the quality of customer service, knowledge of products and markets, and market-responsive transportation rates.

     The majority of the recently reported growth in the Midstream Segment is due to the acquisition of the Jonah Gas Gathering System in Wyoming. Typically new supplies of natural gas are necessary to offset the natural declines in production from wells connected to any gathering system. The Jonah and Pinedale fields that are the focus of the Partnership’s Jonah System in Wyoming are both relatively young producing areas, characterized by long-lived production profiles and many years of significant growth potential ahead. The Partnership expects to aggressively market this system by obtaining contracts to gather additional natural gas supplies.

     Competition in the natural gas gathering portion of the Partnership’s Midstream Segment is based in large part on reputation, efficiency, system reliability, system capacity, and market responsive pricing arrangements. Key competitors in the gathering and treating segment include independent gas gatherers as well as other major integrated energy companies. Alternate gathering facilities may be available to producers served by the Partnership’s Midstream Segment, and those producers could also elect to construct proprietary gas gathering systems. Success in the gas gathering and treating business segment is based primarily on thorough understanding of the needs of the producers served, as well as a strong commitment to providing responsive, high-quality customer service.

     If the production ultimately delivered to a Partnership gathering system declines, revenues from such operations would also be adversely affected. If such declines are sustained or substantial, then the Partnership could experience a material adverse effect on its financial position, results of operations or cash flows.

Title to Properties

     The Partnership believes it has satisfactory title to all of its assets. The properties are subject to liabilities in certain cases, such as customary interests generally contracted in connection with acquisition of the properties, liens for taxes not yet due, easements, restrictions, and other minor encumbrances. In February 2002, a producer on the Jonah System notified Alberta Energy Company that it has a right to acquire all or a portion of the assets comprising Jonah. See Items 1 and 2. Business and Properties, “Midstream Segment — Gathering of Natural Gas, Fractionation of NGLs and Transportation of NGLs” for a more detailed discussion of the matter. The Partnership believes none of these liabilities materially affects the value of its properties or the Partnership’s interest therein or will materially interfere with their use in the operation of the Partnership’s business.

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

	Revenue	Maintenance	System	Capitalized
	Generating	Capital	Upgrades	Interest	Total

Downstream Segment	$62.2	$12.7	$3.0	$3.5	$81.4
Upstream Segment	5.0	4.7	2.8	0.4	12.9
Midstream Segment	12.1	1.1	—	0.1	13.3

Total	$79.3	$18.5	$5.8	$4.0	$107.6

     Revenue generating capital spending by the Downstream Segment included $35.5 million used to expand the Partnership’s capacity to support the receipt connection point at Beaumont, Texas, and delivery location at Creal Springs, Illinois, with Centennial and $17.4 million used to construct connections and related facilities for the petrochemical pipelines at Mont Belvieu. Revenue generating capital spending of the Midstream Segment related to the Dean pipeline and the ongoing expansion of the Jonah System that was assumed by the Partnership upon the purchase on September 30, 2001.

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

     The Partnership operates and reports in three business segments:

•	Downstream Segment — transportation and storage of refined products, LPGs, and petrochemicals;

•	Upstream Segment — gathering, transportation, marketing and storage of crude oil; and distribution of lubrication oils and specialty chemicals; and

•	Midstream Segment — gathering of natural gas, fractionation of NGLs and transportation of NGLs.

     The Partnership’s reportable segments offer different products and services and are managed separately because each requires different business strategies. Each of the subsidiaries of the Partnership that are limited partnerships is managed by TEPPCO GP, a wholly-owned subsidiary of the Partnership that acts as managing general partner with a 0.001% general partner interest.

     Effective January 1, 2002, the Partnership realigned its three business segments in order to separate and better measure the performance of its natural gas and NGL operations from its crude oil operations. The fractionation of NGLs, which was previously reflected as part of the Downstream Segment, was shifted to the Midstream Segment. The operation of NGL pipelines, which was previously reflected as part of the Upstream Segment, was also shifted to the Midstream Segment. The year-to-year comparisons have been adjusted to conform to the current presentation.

     The Downstream Segment revenues are derived from the transportation and storage of refined products and LPGs, storage and short-haul shuttle transportation of LPGs at the Mont Belvieu complex, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. Labor and electric power costs comprise the two largest operating expense items of the Downstream Segment. Operations are somewhat seasonal with higher revenues generally realized during the first and fourth quarters of each year. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating.

     The Upstream Segment revenues are earned from the gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals, principally in Oklahoma, Texas and the Rocky Mountain region. Marketing operations consist primarily of aggregating purchased crude oil along its pipeline systems, or from third party pipeline systems, and arranging the necessary logistics for the ultimate sale of the crude oil to local refineries, marketers or other end users.

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

     The Midstream Segment revenues are earned from gathering of natural gas, fractionation of NGLs in Colorado and transportation of NGLs. On December 31, 2000, the Company completed an acquisition of certain pipeline assets from DEFS for $91.7 million, which included $0.7 million of acquisition related costs. The purchase included two NGL pipelines in East Texas: the Panola Pipeline, a pipeline from Carthage, Texas, to Mont Belvieu, Texas, and the San Jacinto Pipeline, a pipeline from Carthage to Longview, Texas. The pipelines originate at DEFS’ East Texas Plant Complex in Panola County, Texas. The acquisition of the assets was accounted for under the purchase method of accounting.

     The Midstream Segment also includes operations acquired on September 30, 2001, when the Partnership acquired Jonah from Alberta Energy Company for $359.8 million. An additional $7.2 million was accrued at December 31, 2001, for final purchase adjustments related primarily to construction projects in progress at the time of closing. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquisition are included in the Partnership’s consolidated financial statements in the fourth quarter of 2001. The Jonah assets are managed and operated by DEFS under a contract arrangement.

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

Results of Operations

     Summarized below is financial data by business segment (in thousands):

	Years Ended December 31,

	2001	2000	1999

Operating revenues:
Downstream Segment	$264,233	$229,234	$222,915
Midstream Segment	37,242	14,462	13,478
Upstream Segment	3,255,260	2,844,245	1,698,490
Intercompany eliminations	(322)	—	—

Total operating revenues	3,556,413	3,087,941	1,934,883

Operating income:
Downstream Segment	117,676	85,441	84,880
Midstream Segment	15,823	8,886	8,302
Upstream Segment	17,490	13,698	6,908

Total operating income	150,989	108,025	100,090

Earnings before interest:
Downstream Segment	118,064	87,092	86,351
Midstream Segment	15,897	9,123	8,502
Upstream Segment	38,027	26,373	7,433

Total earnings before interest	171,988	122,588	102,286

Interest expense	(66,057)	(48,982)	(31,563)
Interest capitalized	4,000	4,559	2,133
Minority interest	(800)	(789)	(736)

Net income	$109,131	$77,376	$72,120

     The results for the year ended 2001 reflect the acquisition of Jonah on September 30, 2001. The results for the year ended 2000 reflect the increased operations in the Upstream Segment resulting from the acquisition of the ARCO assets in July 2000, which results were impacted in 2001 as a result of having a full year of operations attributed to the former ARCO assets.

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

  2001 Compared to 2000

     For the year ended 2001, the Downstream Segment reported earnings before interest of $118.1 million, compared with earnings before interest of $87.1 million for the year ended 2000. The $31.0 million increase in earnings before interest was primarily due to a $35.0 million increase in operating revenues, partially offset by a $2.8 million increase in costs and expenses, $1.1 million in losses from equity investments and a $0.1 million decrease in other income — net. Factors influencing these variances are described below.

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

     Other operating revenues increased $10.3 million during the year ended 2001, compared with 2000, primarily due to an $8.9 million increase in contract petrochemical delivery revenue, which started during the fourth quarter of 2000, increased refined products loading fees, increased propane deliveries at the Providence, Rhode Island, import facility and increased gains on product sales. These increases were partially offset by losses incurred as a result of exchanging products at different geographic points of delivery to position product in the Midwest market area.

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

     Net loss from equity investments totaled $1.1 million during the year ended 2001 due primarily to pre-operating expenses of Centennial. Other income — net decreased $0.1 million during the year ended 2001, compared with 2000, due primarily to lower interest income earned on cash investments.

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

  2000 Compared to 1999

     For the year ended 2000, earnings before interest of the Downstream Segment increased $0.7 million compared with 1999 primarily due to a $6.3 million increase in operating revenues, partially offset by a $5.8 million increase in costs and expenses. Factors influencing these variances are described below.

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

     Other operating revenues increased $3.3 million during the year ended 2000, compared with 1999, primarily due to $1.8 million of deficiency revenue recognized in the fourth quarter of 2000 related to the beginning of a 20-year contract for petrochemical deliveries at Port Arthur, and a $0.5 million increase in gains on the sale of product inventory attributable to higher market prices in 2000. The additional increases resulted from increased refined products terminaling revenue and increased custody transfer services at Mont Belvieu facilities.

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

	Years Ended December 31,

	2001	2000	1999

Margins:
Crude oil transportation	$34,316	$23,486	$17,873
Crude oil marketing	21,664	13,320	12,065
Crude oil terminaling	9,769	4,554	—
Lubrication oil sales	4,127	3,503	2,510

Total margin	$69,876	$44,863	$32,448

Total barrels:
Crude oil transportation	78,714	46,225	33,267
Crude oil marketing	159,477	107,607	96,252
Crude oil terminaling	121,932	56,473	—
Lubrication oil volume (total gallons):	8,769	7,974	8,891
Margin per barrel:
Crude oil transportation	$0.436	$0.508	$0.537
Crude oil marketing	$0.136	$0.124	$0.125
Crude oil terminaling	$0.080	$0.081	—
Lubrication oil margin (per gallon):	$0.471	$0.439	$0.282

  2001 Compared to 2000

     For the year ended 2001, the Upstream Segment reported earnings before interest of $38.0 million, compared with earnings before interest of $26.4 million for the year ended 2000. The $11.6 million increase in earnings before interest was primarily due to a $25.0 million increase in margin, a $6.4 million increase in other operating revenues, a $6.3 million increase in equity earnings of Seaway, and a $1.5 million increase in other income — net. These increases were partially offset by a $27.9 million increase in costs and expenses (excluding purchases of crude oil and petroleum products). Factors influencing these variances are described below.

     Margin increased $25.0 million during the year ended 2001, compared with 2000. Crude oil transportation margin increased $10.8 million primarily due to a full year benefit from the ARCO assets acquired in July 2000 and higher volume on the Red River and South Texas systems, which benefited from increased regional crude oil production and pipeline assets acquired from Valero Energy Corp. (formerly Ultramar Diamond Shamrock) (“UDS”), in March 2001. Crude oil marketing margin increased $8.3 million primarily due to volumes transported by Seaway on behalf of the Upstream Segment. The transportation revenues associated with these volumes resulted in $10.1 million included as a component of crude oil marketing margin when consolidating the Upstream Segment’s equity ownership in Seaway. Lower margins on other crude oil volumes marketed partially offset the increase in crude oil marketing margin. Crude oil terminaling margin increased $5.2 million as a result of pumpover volumes at Midland and Cushing, related to the ARCO assets acquired in July 2000. Margin contributed from lubrication oil sales increased $0.6 million primarily due to increased volumes and increased rates on the margin realized per gallon.

     Costs and expenses of the Upstream Segment, excluding expenses associated with purchases of crude oil and petroleum products, increased $27.9 million during the year ended 2001, compared with 2000. The increase was comprised of a $20.5 million increase in operating, general and administrative expenses, a $3.0 million increase in depreciation and amortization expense, a $3.9 million increase in taxes — other than income taxes, and a $0.6 million increase in operating fuel and power expense. The increase in operating, general and administrative expenses was primarily attributable to operating expenses of the acquired assets from ARCO, DEFS and UDS, a $4.4 million expense recorded in 2001 for environmental remediation, increased labor related costs and increased general and administrative supplies and services expense. The increases in depreciation and amortization expense, taxes — other than income taxes, and operating fuel and power expense were primarily attributable to assets acquired.

     Equity earnings in Seaway increased $6.3 million for the year ended 2001, compared with 2000, due to the full year contribution to earnings during 2001. Equity earnings in Seaway will be affected in 2002 as a result of the reduction of the sharing percentages of TCTM under the Seaway partnership agreement. Beginning in June 2002, the Partnership participation in Seaway will decrease from 80% of revenue and expense of Seaway to 60%. See Items 1 and 2. Business and Properties, “Upstream Segment — Gathering, Transportation, Marketing and Storage of Crude Oil” for a more detailed discussion.

     Other operating revenue of the Upstream Segment increased $6.4 million for the year ended 2001, compared with 2000, attributable to revenue from documentation and other services to support customer trading activity at Midland and Cushing. These revenues were added to the Partnership’s business on July 20, 2000, with the acquired ARCO assets.

  2000 Compared to 1999

     For the year ended 2000, the Upstream Segment reported earnings before interest of $26.4 million, compared with earnings before interest of $7.4 million for the year ended 1999. The $19.0 million increase in earnings before interest was comprised of a $12.4 million increase in margin, a $4.8 million increase in other operating revenues and $12.2 million of equity earnings of Seaway, partially offset by a $10.4 million increase in costs and expenses (excluding purchases of crude oil and petroleum products). Factors influencing these variances are described below.

     Margin increased $12.4 million for the year ended 2000, compared with 1999. The increase was comprised of a $5.6 million increase in crude oil transportation; a $4.6 million increase in crude oil terminaling attributable to pumpover fees charged at Midland and Cushing, related to the ARCO assets acquired in July 2000; a $1.3 million increase in crude oil marketing activity and a $1.0 million increase in lubrication oil sales. The increase in crude oil transportation margin was primarily attributable to $3.3 million contributed by the ARCO assets acquired and $2.3 million from increased volume and higher transportation rates on the South Texas and Red River systems, which benefited from higher crude oil market prices. The increase in crude oil marketing margin resulted from an increase in volumes marketed and higher sales prices on volumes in third party pipeline systems. Total lubrication oil volumes decreased 10% from the prior year due primarily to the discontinuation of low margin fuel oil sales, effective April 2000.

     Other operating revenue of the Upstream Segment included $4.8 million of revenue related to documentation and other services to support customer trading activity at Midland and Cushing. These revenues were added to the Partnership’s business on July 20, 2000, with the acquired ARCO assets.

     Costs and expenses of the Upstream Segment, excluding expenses associated with purchases of crude oil and petroleum products, increased $10.4 million for the year ended 2000, compared with 1999, attributable primarily to $6.9 million in costs and expenses from the acquired ARCO assets and a $3.9 million increase in other operating, general and administrative expenses. The costs and expenses associated with the acquired ARCO assets included $4.3 million in operating, general and administrative expenses, $1.3 million in depreciation and amortization charges, $1.1 million in operating fuel and power and $0.2 million in taxes — other than income taxes. The remaining increase in operating, general and administrative expenses of the Upstream Segment resulted primarily from pipeline system maintenance on the South Texas System in the third quarter, increased labor related costs, additional operating costs associated with asset acquisitions in North Texas and increased general and administrative expenses for telecommunications and contract labor charges.

     Earnings before interest of the Upstream Segment included $12.2 million of equity earnings in Seaway, which were added to the Partnership’s business on July 20, 2000, with the acquired ARCO assets.

Midstream Segment

     The following table presents volume and average rate information for the years ended December 31, 2001, 2000 and 1999:

	Years Ended December 31,

	2001	2000	1999

Gathering — Natural Gas:
Bcf	45.5	—	—
Transportation — NGLs:
Thousand barrels	21,538	5,201	4,580
Average rate per barrel	$0.972	$1.348	$1.377
Fractionation — NGLs:
Thousand barrels	4,078	4,078	3,819
Average rate per barrel	$1.813	$1.828	$1.926
Sales — Condensate:
Thousand barrels	16.2	—	—
Average rate per barrel	$19.91	—	—

  2001 Compared to 2000

     For the year ended 2001, the Midstream Segment reported earnings before interest of $15.9 million, compared with earnings before interest of $9.1 million for the year ended 2000. The $6.8 million increase in earnings before interest was due to a $22.8 million increase in operating revenues, partially offset by an $15.8 million increase in costs and expenses and a $0.2 million decrease in other income — net. Factors influencing these variances are described below.

     Operating revenues increased $22.8 million during the year ended 2001, compared with the year ended 2000. Operating revenues for the year ended 2001 for Jonah were $9.1 million. Natural gas gathering revenues totaled $8.8 million from volumes delivered of 45.5 billion cubic feet. An additional $0.3 million was generated from the sale of 16,180 barrels of condensate liquid to an Upstream Segment marketing affiliate. Other revenues increased $0.3 million due to sales of gas condensate from the Jonah system, which was acquired on September 30, 2001. NGL transportation revenues increased $13.7 million primarily due to the acquisition of the Panola system on December 31, 2000, and was partially offset by decreased volumes on the Dean pipeline system in South Texas.

     Costs and expenses increased $15.8 million during the year ended 2001, compared with the year ended 2000. Costs and expenses for Jonah were $6.0 million and were comprised of $4.5 million of depreciation and amortization expense, $1.4 million of operating, general and administrative expense and $0.1 million of taxes — other than income taxes. Costs and expenses also included $4.1 million due to the acquisition of the Panola system on December 31, 2000, comprised of $1.4 million of operating, general and administrative expense, $2.2 million of depreciation and amortization expense and $0.5 million of taxes — other than income taxes. The increase in costs and expenses also included a $4.3 million reserve for a doubtful receivable balance under a transportation contract with an Enron Corp. subsidiary. The remaining increase was due to increased labor related costs and increased general and administrative supplies and services expense.

  2000 Compared to 1999

     For the year ended 2000, the Midstream Segment reported earnings before interest of $9.1 million, compared with earnings before interest of $8.5 million for the year ended 1999. The $0.6 million increase in earnings before interest was due to a $1.0 million increase in operating revenues, partially offset by a $0.4 million increase in costs and expenses. Factors influencing these variances are described below.

     Operating revenues increased $1.0 million during the year ended 2000, compared with the year ended 1999. The increase is due to increased NGL transportation volumes and higher prices on loss allowance barrels received on the Dean Pipeline.

     Costs and expenses increased $0.4 million during the year ended 2000, compared with the year ended 1999. The increase is due to a $0.4 million increase in operating, general and administrative expenses, resulting from pipeline maintenance and increased labor related costs.

Interest Expense and Capitalized Interest

  2001 Compared to 2000

     Interest expense increased $17.1 million during the year ended 2001, compared with the year ended 2000, primarily due to higher outstanding debt balances used to finance the acquisition of assets acquired in the Midstream Segment and the Upstream Segment. These increases were partially offset by lower interest rates on borrowings under the variable-rate credit facilities and the favorable impact of the fixed-to-floating interest rate swap on the TE Products Senior Notes, effective October 4, 2001.

     Capitalized interest decreased $0.6 million during the year ended 2001, compared with the year ended 2000, due to the completion of the petrochemical pipelines from Mont Belvieu to Port Arthur, Texas, during the fourth quarter of 2000. This decrease was partially offset by increased balances on construction work-in-progress in the Upstream and Midstream Segments.

  2000 Compared to 1999

     Interest expense increased $17.4 million during the year ended 2000, compared with the year ended 1999, primarily due to higher outstanding debt balances under a term loan to finance construction of the petrochemical pipelines between Mont Belvieu and Port Arthur. Additionally, amortization of debt issue costs increased $0.8 million during the year ended 2000. Interest expense also increased due to interest expense on the term loan and revolving credit facilities used to finance the acquisition of the ARCO assets.

     Capitalized interest increased $2.4 million during the year ended 2000, compared with the year ended 1999, due to the construction of the petrochemical pipelines from Mont Belvieu to Port Arthur.

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

     The following table summarizes the credit facilities of the Partnership as of December 31, 2001, and March 7, 2002 (in millions):

	As of December 31, 2001			As of March 7, 2002

		Unused			Unused
	Outstanding	Borrowing	Maturity	Outstanding	Borrowing	Maturity
Description:	Principal	Capacity	Date	Principal	Capacity	Date

Short-term Revolver	$160.0	$4.0	April 2002	$—	$164.0	April 2002
Three Year Facility	340.7	70.3	April 2004	382.0	29.0	April 2004
Bridge Facility	200.0	200.0	June 2002	—	—	— (1)
6.45% Senior Notes	180.0	—	January 2008	180.0	—	January 2008
7.51% Senior Notes	210.0	—	January 2028	210.0	—	January 2028
7.625% Senior Notes	—	—	—	500.0	—	February 2012

(1)	The remaining commitment under the Bridge Facility was canceled in February 2002.

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

	Amount of Commitment Expiration Per Period

		Less than 1			After 5
	Total	Year	2-3 Years	4-5 Years	Years

Short-term Revolver (1)	$160.0	$160.0	$—	$—	$—
Three Year Facility (2)	340.7	—	340.7	—	—
Bridge Facility	200.0	200.0	—	—	—
6.45% Senior Notes due 2008 (3)	180.0	—	—	—	180.0
7.51% Senior Notes due 2028 (3)	210.0	—	—	—	210.0
7.625% Senior Notes due 2012 (4)	500.0	—	—	—	500.0
Centennial cash contributions	4.9	4.9	—	—	—
Operating leases	36.0	8.8	14.8	11.0	1.4

Total	$1,631.6	$373.7	$355.5	$11.0	$891.4

(1)	Approximately $160 million was paid down in February 2002 from net proceeds from the offering of the Partnership’s 7.625% Senior Notes due 2012.
(2)	Approximately $115.7 million was paid down in February 2002 from net proceeds from the offering of the Partnership’s 7.625% Senior Notes due 2012. Approximately $132 million was subsequently drawn down in March 2002 to fund the purchase of the Chaparral and Quanah pipelines.
(3)	Obligations of TE Products.
(4)	Issued by the Partnership in February 2002.

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

     In 1994, the Partnership was issued a compliance order from the LDEQ relative to environmental contamination at the Partnership’s Arcadia, Louisiana, facility. This contamination may be attributable to the operations of the Partnership, as well as adjacent petroleum terminals operated by other companies. In 1999, the Partnership’s Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. In the opinion of the Company, the completion of the remediation program that is proposed by the Partnership will not have a future material adverse effect on the Partnership’s financial position, results of operations or cash flows.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as a part of this Report:

(1)	Financial Statements: See Index to Financial Statements on page F-1 of this report for financial statements filed as part of this report.

(2)	Financial Statement Schedules: None

(3)	Exhibits.

Exhibit Number	Description
23.1*	Consent of KPMG LLP.

*	Filed herewith.

     (b)  Reports on Form 8-K filed during the quarter ended December 31, 2001:

Reports on Form 8-K were filed on October 15, 2001, November 9, 2001, November 13, 2001, November 19, 2001, and November 30, 2001.

SIGNATURES

     TEPPCO Partners, L.P., pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEPPCO Partners, L.P.
(Registrant)
(A Delaware Limited Partnership)

By: Texas Eastern Products Pipeline
Company, LLC, as General Partner

By: /s/ BARRY R. PEARL
Barry R. Pearl
President and Chief Executive Officer

By: /s/ CHARLES H. LEONARD
Charles H. Leonard,
Senior Vice President and Chief Financial
Officer
Dated: June 3, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature BARRY R. PEARL Barry R. Pearl	Title President and Chief Executive Officer of Texas Eastern Products Pipeline Company, LLC	Date June 3, 2002

CHARLES H. LEONARD Charles H. Leonard	Senior Vice President and Chief Financial Officer of Texas Eastern Products Pipeline Company, LLC (Principal Accounting and Financial Officer)	June 3, 2002

JIM W. MOGG* Jim W. Mogg	Chairman of the Board of Texas Eastern Products Pipeline Company, LLC	June 3, 2002

MARK A. BORER * Mark A. Borer	Director of Texas Eastern Products Pipeline Company, LLC	June 3, 2002

MILTON CARROLL* Milton Carroll	Director of Texas Eastern Products Pipeline Company, LLC	June 3, 2002

CARL D. CLAY* Carl D. Clay	Director of Texas Eastern Products Pipeline Company, LLC	June 3, 2002

DERRILL CODY* Derrill Cody	Director of Texas Eastern Products Pipeline Company, LLC	June 3, 2002

JOHN P. DESBARRES* John P. DesBarres	Director of Texas Eastern Products Pipeline Company, LLC	June 3, 2002

FRED J. FOWLER* Fred J. Fowler	Director of Texas Eastern Products Pipeline Company, LLC	June 3, 2002

WILLIAM W. SLAUGHTER* William W. Slaughter	Director of Texas Eastern Products Pipeline Company, LLC	June 3, 2002

*	Signed on behalf of the Registrant and each of these persons:

By:	/s/ CHARLES H. LEONARD

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TEPPCO Partners, L.P. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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
January 17, 2002, except as
     to Note 15, which is as of
     May 30, 2002

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

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PARTNERSHIP ORGANIZATION

     TEPPCO Partners, L.P. (the “Partnership”), a Delaware limited partnership, is a master limited partnership and was formed in March 1990. The Partnership operates through TE Products Pipeline Company, Limited Partnership (“TE Products”), TCTM, L.P. (“TCTM”) and TEPPCO Midstream Companies, L.P. (“TEPPCO Midstream”). Collectively, TE Products, TCTM and TEPPCO Midstream are referred to as the “Operating Partnerships.” Texas Eastern Products Pipeline Company, LLC (the “Company” or “General Partner”), a Delaware limited liability company, serves as the general partner of the Partnership. The General Partner is a wholly-owned subsidiary of Duke Energy Field Services (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and Phillips Petroleum Company (“Phillips”). Duke Energy holds an approximate 70% interest in DEFS and Phillips holds the remaining 30%. The Company, as general partner, performs all management and operating functions required for the Partnership and the Operating Partnerships, except for the management and operations of certain of the TEPPCO Midstream assets, which is performed by DEFS under an agreement with the Partnership. The General Partner is reimbursed by the Partnership for all reasonable direct and indirect expenses incurred in managing the Partnership.

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Business Segments

     The Partnership reports and operates in three business segments: transportation and storage of refined products, liquefied petroleum gases (“LPGs”) and petrochemicals (“Downstream Segment”); gathering, transportation, marketing and storage of crude oil; and distribution of lubrication oils and specialty chemicals (“Upstream Segment”); and gathering of natural gas, fractionation of natural gas liquids (“NGLs”) and transportation of NGLs (“Midstream Segment”). The Partnership’s reportable segments offer different products and services and are managed separately because each requires different business strategies. The Upstream Segment of the Partnership’s business was initially acquired in November 1998. Portions of the Midstream Segment of the Partnership’s business were acquired in March 1998, November 1998, December 2000 and on September 30, 2001. Certain of the assets of the Midstream Segment are managed and operated by DEFS under an agreement with the Partnership.

     Effective January 1, 2002, the Partnership realigned its three business segments in order to separate and better measure the performance of its natural gas and NGL operations and its crude oil operations. The fractionation of NGLs, which was previously reflected as part of the Downstream Segment, was shifted to the Midstream

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment. The operation of NGL pipelines, which was previously reflected as part of the Upstream Segment, was also shifted to the Midstream Segment. The year-to-year comparisons have been adjusted to conform to the current presentation.

     The Partnership’s interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission (“FERC”). Refined products, LPGs, petrochemicals, crude oil, NGLs and natural gas are referred to herein, collectively, as “petroleum products” or “products.”

Revenue Recognition

     Revenues of the Downstream Segment are derived from transportation and storage of refined products and LPGs, storage and short-haul transportation of LPGs at the Mont Belvieu complex, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. Transportation revenues are recognized as products are delivered to customers. Storage revenues are recognized upon receipt of products into storage and upon performance of storage services. Terminaling revenues are recognized as products are out-loaded. Revenues from the sale of product inventory are recognized when the products are sold.

     Revenues of the Upstream Segment are derived from gathering, transportation, marketing and storage of crude oil; and distribution of lubrication oils and specialty chemicals principally in Oklahoma, Texas and the Rocky Mountain region. Revenues are also generated from trade documentation and pumpover services, primarily at Cushing, Oklahoma, and Midland, Texas (effective July 20, 2000). Revenues are accrued at the time title to the product sold transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser, and purchases are accrued at the time title to the product purchased transfers to the Partnership’s crude oil marketing company, TEPPCO Crude Oil, L.P., which typically occurs upon receipt of the product by the Partnership. Revenues related to trade documentation and pumpover services are recognized as completed.

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

     Revenues of the Midstream Segment are derived from gathering of natural gas in the Green River Basin in southwestern Wyoming, fractionation of NGLs in Colorado and transportation of NGLs. Gathering and transportation revenues are recognized as natural gas or NGLs are delivered to customers. Revenues are also earned from the sale of condensate liquid extracted from the natural gas stream to an Upstream marketing affiliate. Fractionation revenues are recognized ratably over the contract year as products are delivered to DEFS. The Partnership does not take title to the natural gas gathered, NGLs transported or NGLs fractionated, therefore, the results of the Midstream Segment are not directly affected by changes in the prices of natural gas or NGLs.

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     Effective with the purchase of the fractionation facilities on March 31, 1998, TEPPCO Colorado, LLC (“TEPPCO Colorado”) and DEFS entered into a 20-year Fractionation Agreement, under which TEPPCO Colorado receives a variable fee for all fractionated volumes delivered to DEFS. Revenues recognized from the fractionation facilities totaled $7.4 million, $7.5 million and $7.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. TEPPCO Colorado and DEFS also entered into an Operation and Maintenance Agreement, whereby DEFS operates and maintains the fractionation facilities. For these services, TEPPCO Colorado pays DEFS a set volumetric rate for all fractionated volumes delivered to DEFS. Expenses related to the Operation and Maintenance Agreement totaled $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE 9. CONCENTRATIONS OF CREDIT RISK

     The Partnership’s primary market areas are located in the Northeast, Midwest and Southwest regions of the United States. The Partnership has a concentration of trade receivable balances due from major integrated oil companies, independent oil companies and other pipelines and wholesalers. These concentrations of customers may affect the Partnership’s overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. The Partnership’s customers’ historical and future credit positions are thoroughly analyzed prior to extending credit. The Partnership manages its exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments and guarantees.

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

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     In February 2002, a producer on the Jonah Gas Gathering System (“Jonah System”) notified Alberta Energy Company that it has a right to acquire all or a portion of the assets comprising the Jonah System. This claim is based upon an alleged right of first refusal contained in a gas gathering agreement between the producer and Jonah. Subsidiaries of Alberta Energy have agreed to indemnify the Partnership against losses resulting from the breach of representations concerning the absence of third party rights in connection with the acquisition of the entity that owns the Jonah System. The Partnership believes that it has adequate legal defenses to the producer’s claim and that no right of first refusal on any of the underlying Jonah System assets has been triggered.

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 15. SEGMENT DATA

     The Partnership has three reporting segments: transportation and storage of refined products, LPGs, and petrochemicals, which operates as the Downstream Segment; gathering, transportation, marketing and storage of crude oil; and distribution of lubrication oils and specialty chemicals, which operates as the Upstream Segment; and gathering of natural gas, fractionation of NGLs and transportation of NGLs, which operates as the Midstream Segment. The amounts indicated below as “Partnership and Other” relate primarily to intercompany eliminations and assets held by the Partnership that have not been allocated to any reporting segment of the Partnership.

     Effective January 1, 2002, the Partnership realigned its three business segments in order to separate and better measure the performance of its natural gas and NGL operations from its crude oil operations. The fractionation of NGLs, which was previously reflected as part of the Downstream Segment, was shifted to the Midstream Segment. The operation of NGL pipelines, which was previously reflected as part of the Upstream Segment, was also shifted to the Midstream Segment. The year-to-year comparisons have been adjusted to conform to the current presentation.

     The Partnership’s Downstream Segment includes the interstate transportation, storage and terminaling of petroleum products and LPGs and intrastate transportation of petrochemicals. Revenues are derived from transportation and storage of refined products and LPGs, storage and short-haul shuttle transportation of LPGs at the Mont Belvieu, Texas, complex, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. The Partnership’s Downstream Segment, operating through TE Products, is one of the largest pipeline common carriers of refined petroleum products and LPGs in the United States. TE Products owns and operates a pipeline system extending from southeast Texas through the central and midwestern United States to the northeastern United States.

     The Partnership’s Upstream Segment includes: gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals principally in Oklahoma, Texas and the Rocky Mountain region. On July 20, 2000, the Partnership acquired certain assets from ARCO (see Note 3. Acquisitions). The acquisition was accounted for under the purchase method of accounting. The results of the acquisition have been included in the Partnership’s Upstream Segment since the purchase on July 20, 2000. The Upstream Segment also includes the equity earnings from the Partnership’s investment in Seaway. Seaway is a large diameter pipeline that transports crude oil from the U.S. Gulf Coast to Cushing, Oklahoma, a central crude oil distribution point for the Central United States.

     The Partnership’s Midstream Segment includes the fractionation of NGLs in Colorado; operating two trunkline NGL pipelines in South Texas and two NGL Pipelines in East Texas; and the gathering of natural gas in the Green River Basin in southwestern Wyoming, through Jonah, which was acquired by subsidiaries of the Partnership on September 30, 2001, from Alberta Energy Company (see Note 3. Acquisitions). The acquisition was accounted for under the purchase method of accounting. The results of operations of the Jonah acquisition are included in periods subsequent to September 30, 2001.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies discussed above (see Note 2. Summary of Significant Accounting Policies).

     The following table includes financial information by reporting segment for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	Year Ended December 31, 2001

	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated

Revenues	$264,233	$3,255,260	$37,242	$3,556,735	$(322)	$3,556,413
Operating expenses, including power	119,858	3,228,507	11,482	3,359,847	(322)	3,359,525
Depreciation and amortization expense	26,699	9,263	9,937	45,899	—	45,899

Operating income	117,676	17,490	15,823	150,989	—	150,989
Equity earnings	(1,149)	18,547	—	17,398	—	17,398
Other income, net	1,537	1,990	74	3,601	—	3,601

Earnings before interest	$118,064	$38,027	$15,897	$171,988	$—	$171,988

Total assets	$844,036	$694,934	$541,195	$2,080,165	$(14,817)	$2,065,348

	Year Ended December 31, 2000

	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated

Revenues	$229,234	$2,844,245	$14,462	$3,087,941	$—	$3,087,941
Operating expenses, including power	118,065	2,824,265	2,423	2,944,753	—	2,944,753
Depreciation and amortization expense	25,728	6,282	3,153	35,163	—	35,163

Operating income	85,441	13,698	8,886	108,025	—	108,025
Equity earnings	—	12,214	—	12,214	—	12,214
Other income, net	1,651	461	237	2,349	—	2,349

Earnings before interest	$87,092	$26,373	$9,123	$122,588	$—	$122,588

Total assets	$714,233	$752,581	$156,662	$1,623,476	$(666)	$1,622,810

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 1999

	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated

Revenues	$222,915	$1,698,490	$13,478	$1,934,883	$—	$1,934,883
Operating expenses, including power	112,941	1,687,159	2,037	1,802,137	—	1,802,137
Depreciation and amortization expense	25,094	4,423	3,139	32,656	—	32,656

Operating income	84,880	6,908	8,302	100,090	—	100,090
Equity earnings	—	—	—	—	—	—
Other income, net	1,471	525	200	2,196	—	2,196

Earnings before interest	$86,351	$7,433	$8,502	$102,286	$—	$102,286

Total assets	$680,433	$297,007	$66,353	$1,043,793	$(2,420)	$1,041,373

     The following table reconciles the segments total to consolidated net income (in thousands):

	Years Ended December 31,

	2001	2000	1999

Earnings before interest	$171,988	$122,588	$102,286
Interest expense	(66,057)	(48,982)	(31,563)
Interest capitalized	4,000	4,559	2,133
Minority interest	(800)	(789)	(736)

Net income	$109,131	$77,376	$72,120

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
December 31, 2001	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

			(in thousands)
Assets
Current assets	$3,100	$59,730	$223,345	$(2,695)	$283,480
Property, plant and equipment — net	—	849,978	330,483	—	1,180,461
Equity investments	669,370	309,080	222,815	(909,041)	292,224
Intercompany notes receivable	700,564	11,269	7,404	(719,237)	—
Other assets	3,853	244,448	65,386	(4,504)	309,183

Total assets	$1,376,887	$1,474,505	$849,433	$(1,635,477)	$2,065,348

Liabilities and partners’ capital
Current liabilities	$367,094	$361,547	$310,476	$(370,275)	$668,842
Long term debt	340,658	389,814	—	—	730,472
Intercompany notes payable	—	45,410	294,801	(340,211)	—
Other long term liabilities and minority interest	—	8,364	231	8,628	17,223
Redeemable Class B Units held by related party	105,630	—	—	—	105,630
Total partners’ capital	563,505	669,370	243,925	(933,619)	543,181

Total liabilities and partners’ capital	$1,376,887	$1,474,505	$849,433	$(1,635,477)	$2,065,348

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
December 31, 2000	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

			(in thousands)
Assets
Current assets	$6,083	$52,773	$315,488	$(10,947)	$363,397
Property, plant and equipment — net	—	640,657	309,048	—	949,705
Equity investments	420,433	202,811	236,232	(617,828)	241,648
Intercompany notes receivable	441,836	—	—	(441,836)	—
Other assets	5,322	15,385	48,475	(1,122)	68,060

Total assets	$873,674	$911,626	$909,243	$(1,071,733)	$1,622,810

Liabilities and partners’ capital
Current liabilities	$7,206	$45,085	$318,049	$(12,069)	$358,271
Long term debt	446,000	389,784	—	—	835,784
Intercompany notes payable	—	48,037	393,799	(441,836)	—
Other long term liabilities and minority interest	—	3,991	—	4,296	8,287
Redeemable Class B Units held by related party	105,411	—	—	—	105,411
Total partners’ capital	315,057	424,729	197,395	(622,124)	315,057

Total liabilities and partners’ capital	$873,674	$911,626	$909,243	$(1,071,733)	$1,622,810

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
Year Ended December 31, 2001	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

		(in thousands)
Operating revenues	$—	$273,379	$3,283,356	$(322)	$3,556,413
Costs and expenses	—	152,558	3,253,188	(322)	3,405,424

Operating income	—	120,821	30,168	—	150,989

Interest expense — net	(40,143)	(30,605)	(31,452)	40,143	(62,057)
Equity earnings	109,131	18,178	18,547	(128,458)	17,398
Other income — net	40,143	1,537	2,064	(40,143)	3,601

Income before minority interest	109,131	109,931	19,327	(128,458)	109,931
Minority interest	—	—	—	(800)	(800)

Net income	$109,131	$109,931	$19,327	$(129,258)	$109,131

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
Year Ended December 31, 2000	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

			(in thousands)
Operating revenues	$—	$229,234	$2,858,707	$—	$3,087,941
Costs and expenses	—	143,793	2,836,123	—	2,979,916

Operating income	—	85,441	22,584	—	108,025

Interest expense — net	(17,773)	(27,572)	(16,851)	17,773	(44,423)
Equity earnings	77,376	18,602	12,214	(95,978)	12,214
Other income — net	17,773	1,694	655	(17,773)	2,349

Income before minority interest	77,376	78,165	18,602	(95,978)	78,165
Minority interest	—	—	—	(789)	(789)

Net income	$77,376	$78,165	$18,602	$(96,767)	$77,376

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
Year Ended December 31, 1999	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

			(in thousands)
Operating revenues	$—	$222,915	$1,711,968	$—	$1,934,883
Costs and expenses	—	138,035	1,696,758	—	1,834,793

Operating income	—	84,880	15,210	—	100,090

Interest expense — net	—	(26,682)	(2,748)	—	(29,430)
Equity earnings	72,120	13,188	—	(85,308)	—
Other income — net	—	1,470	726	—	2,196

Income before minority interest	72,120	72,856	13,188	(85,308)	72,856
Minority interest	—	—	—	(736)	(736)

Net income	$72,120	$72,856	$13,188	$(86,044)	$72,120

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
Year Ended December 31, 2001	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

		(in thousands)
Cash flows from operating activities
Net income	$109,131	$109,931	$19,327	$(129,258)	$109,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	31,226	14,673	—	45,899
Equity earnings, net of distributions	(5,219)	10,131	13,417	(3,952)	14,377
Changes in assets and liabilities and other	2,874	16,850	(20,783)	800	(259)

Net cash provided by operating activities	106,786	168,138	26,634	(132,410)	169,148

Cash flows from investing activities	(498,711)	(514,178)	(43,687)	498,711	(557,865)
Cash flows from financing activities	391,925	340,529	20,947	(366,301)	387,100

Net increase (decrease) in cash and cash equivalents	—	(5,511)	3,894	—	(1,617)
Cash and cash equivalents at beginning of period	—	9,166	17,930	—	27,096

Cash and cash equivalents at end of period	$—	$3,655	$21,824	$—	$25,479

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
Year Ended December 31, 2000	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

		(in thousands)
Cash flows from operating activities
Net income	$77,376	$78,165	$18,602	$(96,767)	$77,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	25,728	9,435	—	35,163
Equity earnings, net of distributions	4,025	(1,962)	(10,260)	(1,887)	(10,084)
Changes in assets and liabilities and other	7,242	1,046	845	(3,543)	5,590

Net cash provided by operating activities	88,643	102,977	18,622	(102,197)	108,045

Cash flows from investing activities	(535,048)	(67,225)	(434,113)	542,192	(494,194)
Cash flows from financing activities	446,405	(42,870)	417,112	(439,995)	380,652

Net increase (decrease) in cash and cash equivalents	—	(7,118)	1,621	—	(5,497)
Cash and cash equivalents at beginning of period	—	16,284	16,309	—	32,593

Cash and cash equivalents at end of period	$—	$9,166	$17,930	$—	$27,096

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
Year Ended December 31, 1999	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

			(in thousands)
Cash flows from operating activities
Net income	$72,120	$72,856	$13,188	$(86,044)	$72,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	25,094	7,562	—	32,656
Equity earnings, net of distributions	(3,561)	(5,144)	—	9,098	393
Changes in assets and liabilities and other	369	451	(2,917)	(2)	(2,099)

Net cash provided by operating activities	68,928	93,257	17,833	(76,948)	103,070

Cash flows from investing activities	—	(66,282)	(10,359)	—	(76,641)
Cash flows from financing activities	(68,928)	(44,628)	(4,651)	76,948	(41,259)

Net increase (decrease) in cash and cash equivalents	—	(17,653)	2,823	—	(14,830)
Cash and cash equivalents at beginning of period	—	33,937	13,486	—	47,423

Cash and cash equivalents at end of period	$—	$16,284	$16,309	$—	$32,593

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per Unit amounts)
2001(1)
Operating revenues	$785,235	$1,073,682	$990,816	$706,680
Operating income	36,306	53,069	27,121	34,493
Net income	25,735	43,038	19,092	21,266
Basic income per Limited Partner and Class B Unit	$0.55	$0.90	$0.35	$0.40
Diluted income per Limited Partner and Class B Unit (1)	$0.55	$0.89	$0.35	$0.40
2000(2)
Operating revenues	$750,692	$747,704	$749,898	$839,647
Operating income	30,767	20,151	21,907	35,200
Net income	23,881	13,570	17,189	22,736
Basic and diluted income per Limited Partner and Class B Unit (2)	$0.60	$0.35	$0.41	$0.53

(1)	Per Unit calculation includes 2,000,000 Limited Partner Units issued in February 2001, 250,000 Limited Partner Units issued in March 2001, and 5,500,000 Limited Partner Units issued in November 2001.

(2)	Per Unit calculation includes 3,700,000 Limited Partner Units issued on October 25, 2000.

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

INDEX TO EXHIBITS

Exhibit Number	Description

23.1*	Consent of KPMG LLP.

*	Filed herewith.