Form 10-Q
period 2003-03-31
TEPPCO PARTNERS LP
filed 2003-05-01
CIK 857644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Limited Partner Units outstanding as of April 30, 2003: 57,751,447

TEPPCO PARTNERS, L.P.

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002	1
Consolidated Statements of Income for the three months ended March 31, 2003 and 2002 (unaudited)	2
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)	3
Notes to the Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Forward-Looking Statements	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	39
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	40

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEPPCO PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,939	$30,968
Accounts receivable, trade	363,532	276,450
Accounts receivable, related party	3,459	4,313
Inventories	23,562	17,166
Other	25,854	31,670

Total current assets	430,346	360,567

Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $335,441 and $338,746)	1,511,905	1,587,824
Equity investments	377,809	284,705
Intangible assets	453,897	465,374
Goodwill	16,944	16,944
Other assets	54,544	55,228

Total assets	$2,845,445	$2,770,642

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$348,719	$261,080
Accounts payable, related parties	10,085	6,619
Accrued interest	16,402	29,726
Other accrued taxes	8,930	11,260
Other	50,168	58,098

Total current liabilities	434,304	366,783

Senior Notes	1,142,163	945,692
Other long-term debt	265,000	432,000
Other liabilities and deferred credits	15,900	30,962
Redeemable Class B Units held by related party	102,693	103,363
Commitments and contingencies
Partners’ capital:
Accumulated other comprehensive loss	(14,586)	(20,055)
General partner’s interest	10,032	12,770
Limited partners’ interests	889,939	899,127

Total partners’ capital	885,385	891,842

Total liabilities and partners’ capital	$2,845,445	$2,770,642

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per Unit amounts)

	Three Months Ended
	March 31,

	2003	2002

Operating revenues:
Sales of petroleum products	$975,960	$545,208
Transportation – Refined products	26,894	25,144
Transportation – LPGs	30,821	23,360
Transportation – Crude oil	6,905	6,128
Transportation – NGLs	9,899	6,306
Gathering – Natural gas	34,282	9,520
Mont Belvieu operations	—	4,506
Other	14,478	10,965

Total operating revenues	1,099,239	631,137

Costs and expenses:
Purchases of petroleum products	962,844	532,971
Operating, general and administrative	42,635	31,445
Operating fuel and power	10,177	8,589
Depreciation and amortization	27,313	16,041
Taxes – other than income taxes	4,928	4,505

Total costs and expenses	1,047,897	593,551

Operating income	51,342	37,586
Interest expense	(21,905)	(16,787)
Interest capitalized	596	2,109
Equity earnings	3,710	3,572
Other income – net	182	328

Net income	$33,925	$26,808

Net Income Allocation:
Limited Partner Unitholders	$23,087	$18,594
Class B Unitholder	1,680	1,793
General Partner	9,158	6,421

Total net income allocated	$33,925	$26,808

Basic and diluted net income per Limited
Partner and Class B Unit	$0.43	$0.46

Weighted average Limited Partner and Class B
Units outstanding	57,728	44,559

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$33,925	$26,808
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,313	16,041
Earnings in equity investments, net of distributions	(3,779)	3,402
Non-cash portion of interest expense	1,031	1,587
Decrease (increase) in accounts receivable	(87,082)	8,170
Increase in inventories	(6,396)	(4,667)
Decrease (increase) in other current assets	5,816	(4,955)
Increase (decrease) in accounts payable and accrued expenses	63,250	(13,327)
Other	1,576	(9,458)

Net cash provided by operating activities	35,654	23,601

Cash flows from investing activities:
Purchase of Chaparral NGL System	—	(132,000)
Purchase of Jonah Gas Gathering Company	—	(7,315)
Acquisition of additional interest in Centennial Pipeline LLC	(20,000)	—
Investment in Centennial Pipeline LLC	(1,000)	(3,334)
Capital expenditures	(15,434)	(33,001)

Net cash used in investing activities	(36,434)	(175,650)

Cash flows from financing activities:
Proceeds from term and revolving credit facilities	40,000	172,000
Repayments on term and revolving credit facilities	(207,000)	(540,658)
Issuance of Senior Notes	198,570	497,805
Debt issuance costs	(1,300)	(4,126)
Issuance of Limited Partner Units, net	12	56,839
General Partner’s contributions	2	1,172
Distributions paid	(46,533)	(33,545)

Net cash provided by (used in) financing activities	(16,249)	149,487

Net decrease in cash and cash equivalents	(17,029)	(2,562)
Cash and cash equivalents at beginning of period	30,968	25,479

Cash and cash equivalents at end of period	$13,939	$22,917

Non-cash investing activities:
Net assets transferred to Mont Belvieu partnership	$69,459	$—

Supplemental disclosure of cash flows:
Interest paid during the period (net of capitalized interest)	$32,491	$16,799

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

     The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the management of the Company, of a normal and recurring nature and necessary for a fair statement of our financial position as of March 31, 2003, and the results of our operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results of our operations for the full year 2003. You should read the interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2002. We have reclassified certain amounts from prior periods to conform with the current presentation.

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

     Basic net income per Limited Partner and Class B Unit (collectively, “Units”) is computed by dividing net income, after deduction of the General Partner’s interest, by the weighted average number of Units outstanding (a total of 57.7 million Units for the three months ended March 31, 2003, and 44.6 million Units for the three months ended March 31, 2002). The General Partner’s percentage interest in net income is based on its percentage of cash distributions from Available Cash for each period (see Note 10. Quarterly Distributions of Available Cash). The General Partner was allocated $9.2 million (representing 26.99%) and $6.4 million (representing 23.95%) of net income for the three months ended March 31, 2003, and 2002, respectively. The General Partner’s percentage interest in our net income increases as cash distributions paid per Unit increases.

     Diluted net income per Unit is similar to the computation of basic net income per Unit above, except that the denominator is increased to include the dilutive effect of outstanding Unit options by application of the treasury

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

stock method. For the three months ended March 31, 2003, and 2002, the denominator was increased by 18,313 Units and 40,620 Units, respectively.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not affect our financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, we are required to apply FIN 46 on July 1, 2003. In connection with the adoption of FIN 46, we evaluated our investments in Centennial Pipeline LLC, Seaway Crude Pipeline Company and Mont Belvieu Storage Partners, L.P. and determined that these entities are not variable interest entities as defined by FIN 46, and thus we have accounted for them as equity method investments (see Note 8. Equity Investments). The adoption of FIN 46 did not have an effect on our financial position, results of operations or cash flows.

NOTE 3. ASSET RETIREMENT OBLIGATIONS

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation. Determination of any amounts recognized upon adoption is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates.

     The Downstream Segment assets consist primarily of a pipeline system and a series of storage facilities that originate along the upper Texas Gulf Coast and extend through the Midwest and northeastern United States. We transport refined products, LPGs and petrochemicals through the pipeline system. These products are primarily received in the south end of the system and stored and/or transported to various points along the system per customer nominations. The Upstream Segment’s operations include purchasing crude oil from producers at the wellhead and providing delivery, storage and other services to its customers. The properties in the Upstream Segment consist of interstate trunk pipelines, pump stations, trucking facilities, storage tanks and various gathering systems primarily in Texas and Oklahoma. The Midstream Segment gathers natural gas from wells owned by producers and transports natural gas and NGLs on its pipeline systems, primarily in Texas, Wyoming, New Mexico and Colorado. The Midstream Segment also owns and operates two NGL fractionator facilities in Colorado.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     We have completed our assessment of SFAS 143, and we have determined that we are obligated by contractual or regulatory requirements to remove facilities or perform other remediation upon retirement of our assets. However, we are not able to determine the fair value of the asset retirement obligations for our trunk, interstate and gathering pipelines and our surface facilities as they cannot be reasonably estimated, since future dismantlement and removal dates are indeterminate.

     In order to determine a removal date for our gathering lines and related surface assets, reserve information regarding the life of the specific field is required. As a transporter of crude oil and natural gas, we are not a producer of the field reserves and as such, we do not have access to reserve data on those fields in which we gather crude oil and natural gas. The lack of adequate reserve data does not allow us to reasonably estimate cash flows from the fields for future periods, and we are not able to make a reasonable estimate when future dismantlement and removal dates of our gathering assets will occur. With regard to our trunk and interstate pipelines and their related surface assets, it is impossible to predict when demand for transportation of the related products will cease. Our rights-of-way agreements allow us to renew the rights-of-way rather than remove the pipe while we evaluate our trunk pipelines for alternative uses, which can be and have been found, should the need arise.

     We will record such asset retirement obligations in the period in which more information becomes available for us to reasonably estimate the settlement dates of the retirement obligations. The adoption of SFAS 143 did not have an impact on our financial position, results of operations or cash flows.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of purchase price over fair value of net assets acquired and is presented on the consolidated balance sheets net of accumulated amortization. We account for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, which was issued by the FASB in July 2001. SFAS 142 prohibits amortization of goodwill and intangible assets with indefinite useful lives, but instead should be tested for impairment at least annually. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. We will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required.

     To perform an impairment test of goodwill, we have identified our reporting units and have determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We would then determine the fair value of each reporting unit and compare it to the carrying value of the reporting unit. We will continue to compare the fair value of each reporting unit to its carrying value on an annual basis to determine if an impairment loss has occurred.

     At March 31, 2003, we had $16.9 million of unamortized goodwill and $25.5 million of excess investment in our equity investment in Seaway Crude Pipeline Company (equity method goodwill). The excess investment is included in our equity investments account at March 31, 2003. The following table presents the carrying amount of goodwill and equity method goodwill at March 31, 2003, by business segment (in thousands):

	Downstream	Midstream	Upstream	Segments
	Segment	Segment	Segment	Total

Goodwill	$—	$2,777	$14,167	$16,944
Equity method goodwill	—	—	25,502	25,502

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     The following table reflects the components of amortized intangible assets, excluding goodwill (in thousands):

	March 31, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Fractionation agreement	$38,000	$(9,500)	$38,000	$(9,025)
Natural gas gathering contracts	462,449	(39,541)	462,449	(28,710)
Other	3,745	(1,256)	3,745	(1,085)

Total	$504,194	$(50,297)	$504,194	$(38,820)

     Excluding goodwill, amortization expense on intangible assets was $11.5 million and $4.6 million for the three months ended March 31, 2003 and 2002, respectively.

     The following table sets forth the estimated amortization expense on intangible assets for the years ending December 31 (in thousands):

2003	$45,824
2004	47,653
2005	51,359
2006	48,619
2007	44,646

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

     We have entered into an interest rate swap agreement to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facility. The term of the interest rate swap matches the maturity of the credit facility. We designated this swap agreement, which hedges exposure to variability in expected future cash flows attributed to changes in interest rates, as a cash flow hedge. The swap agreement is based on a notional amount of $250.0 million. Under the swap agreement, we pay a fixed rate of interest of 6.955% and receive a floating rate based on a three month U.S. Dollar LIBOR rate. Since this swap is designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. During the three months ended March 31, 2003, and 2002, we recognized increases in interest expense of $3.4 million and $3.2 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the three months ended March 31, 2003, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of the interest rate swap agreement was a loss of approximately $14.6 million and $20.1 million at March 31, 2003, and December 31, 2002, respectively. We anticipate that approximately $14.3 million of the fair value will be transferred into earnings over the next twelve months.

     On October 4, 2001, our TE Products subsidiary entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes. Under the swap agreement, TE Products pays a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%. During the three months ended March 31, 2003, and 2002, we recognized reductions in interest

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

expense of $2.4 million and $1.7 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the three months ended March 31, 2003, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap agreement was a gain of approximately $12.3 million and $13.6 million at March 31, 2003, and December 31, 2002, respectively.

     On February 20, 2002, we entered into interest rate swap agreements, designated as fair value hedges, to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012. The swap agreements had a combined notional amount of $500.0 million and matured in 2012 to match the principal and maturity of the Senior Notes. Under the swap agreements, we paid a floating rate based on a U.S. Dollar LIBOR rate, plus a spread, and received a fixed rate of interest of 7.625%. On July 16, 2002, the swap agreements were terminated resulting in a gain of approximately $18.0 million. Concurrent with the swap terminations, we entered into new interest rate swap agreements, with identical terms as the previous swap agreements; however, the floating rate was based upon a spread of an additional 50 basis points. In December 2002, the swap agreements entered into on July 16, 2002, were terminated, resulting in a gain of approximately $26.9 million. The gains realized from the July 2002 and December 2002 swap terminations have been deferred as adjustments to the carrying value of the Senior Notes and are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the Senior Notes. In the event of early extinguishment of the Senior Notes, any remaining unamortized gains would be recognized in the consolidated statement of income at the time of extinguishment.

NOTE 6. ACQUISITIONS

     On March 1, 2002, we completed the purchase of the Chaparral NGL system (“Chaparral”) for $132.4 million from Diamond-Koch II, L.P. and Diamond-Koch III, L.P., including acquisition related costs of approximately $0.4 million. We funded the purchase by a borrowing under our $500.0 million revolving credit facility (see Note 9. Debt). Chaparral is an NGL pipeline system that extends from West Texas and New Mexico to Mont Belvieu. The pipeline delivers NGLs to fractionators and to our existing storage in Mont Belvieu. Under a contractual agreement, DEFS manages and operates Chaparral on our behalf. We accounted for the acquisition of these assets under the purchase method of accounting. We allocated the purchase price to property, plant and equipment. Accordingly, the results of the acquisition are included in the consolidated financial statements from March 1, 2002.

     On June 30, 2002, we completed the purchase of Val Verde Gas Gathering Company (“Val Verde”) for $444.2 million from Burlington Resources Gathering Inc., a subsidiary of Burlington Resources Inc., including acquisition related costs of approximately $1.2 million. We funded the purchase by borrowings of $168.0 million under our $500.0 million revolving credit facility, $72.0 million under our 364-day revolving credit facility and $200.0 million under a six-month term loan with SunTrust Bank (see Note 9. Debt). The remaining purchase price was funded through working capital sources of cash. The Val Verde system gathers coal bed methane (“CBM”) from the Fruitland Coal Formation of the San Juan Basin in New Mexico and Colorado. The system is one of the largest CBM gathering and treating facilities in the United States. Under a contractual agreement, DEFS manages and operates Val Verde on our behalf. We accounted for the acquisition of these assets under the purchase method of accounting. Accordingly, the results of the acquisition are included in the consolidated financial statements from June 30, 2002.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     The following table allocates the estimated fair value of the Val Verde assets acquired on June 30, 2002 (in thousands):

Property, plant and equipment	$205,146
Intangible assets (primarily gas gathering contracts)	239,649

Total assets	444,795

Total liabilities assumed	(645)

Net assets acquired	$444,150

     The value assigned to intangible assets relates to fixed-term contracts with customers. We are amortizing the value assigned to intangible assets on a unit of production basis, based upon the actual throughput of the system over the expected total throughput for the contracts (averaging approximately 20 years).

     The following table presents our unaudited pro forma results as though the acquisition of Val Verde occurred at the beginning of 2002 (in thousands, except per Unit amounts). The unaudited pro forma results give effect to certain pro forma adjustments including depreciation and amortization expense adjustments of property, plant and equipment and intangible assets based upon the purchase price allocations, interest expense related to financing the acquisition, amortization of debt issue costs and the removal of income tax effects in historical results of operations. The pro forma results do not include operating efficiencies or revenue growth from historical results.

Three Months Ended
March 31,
2002

Revenues	$649,241
Operating income	42,505
Net income	30,677
Basic and diluted net income per Limited Partner and Class B Unit	$0.42

     The summarized pro forma information has been prepared for comparative purposes only. It is not intended to be indicative of the actual operating results that would have occurred had the acquisition been consummated at the beginning of 2002, or the results which may be attained in the future.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 7. INVENTORIES

     Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

	March 31,	December 31,
	2003	2002

Crude oil	$4,377	$—
Gasolines	4,580	4,700
Butanes	3,415	1,991
Transmix	1,934	2,526
Other products	4,419	3,836
Materials and supplies	4,837	4,113

Total	$23,562	$17,166

     The costs of inventories did not exceed market values at March 31, 2003, and December 31, 2002.

NOTE 8. EQUITY INVESTMENTS

     Through one of our indirect wholly owned subsidiaries, we own a 50% ownership interest in Seaway Crude Pipeline Company (“Seaway”). The remaining 50% interest is owned by ConocoPhillips. Seaway owns a pipeline that carries mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing, Oklahoma, and from a marine terminal at Texas City, Texas, to refineries in the Texas City and Houston areas. The Seaway Crude Pipeline Company Partnership Agreement provides for varying participation ratios throughout the life of the Seaway partnership. From July 20, 2000, through May 2002, we received 80% of revenue and expense of Seaway. From June 2002 through May 2006, we receive 60% of revenue and expense of Seaway. Thereafter, the sharing ratio becomes 40% of revenue and expense to us. For the year ended December 31, 2002, our portion of equity earnings on a pro-rated basis averaged approximately 67%.

     In August 2000, TE Products entered into agreements with Panhandle Eastern Pipeline Company (“PEPL”), a subsidiary of CMS Energy Corporation, and Marathon Ashland Petroleum LLC (“Marathon”) to form Centennial Pipeline LLC (“Centennial”). Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Through February 9, 2003, each participant owned a one-third interest in Centennial. On February 10, 2003, TE Products and Marathon each acquired an additional interest in Centennial from PEPL for $20.0 million each, increasing their percentage ownerships in Centennial to 50% each. During the three months ended March 31, 2003, excluding the amount paid for the acquisition of the additional ownership interest, TE Products contributed approximately $1.0 million for its investment in Centennial, which is included in the equity investment balance at March 31, 2003.

     As of January 1, 2003, TE Products and Louis Dreyfus Energy Services, L.P. (“Louis Dreyfus”) effectively formed Mont Belvieu Storage Partners, L.P. (“MB Storage”). TE Products and Louis Dreyfus each own a 50% ownership interest in MB Storage. The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections. MB Storage is a service-oriented, fee-based venture with no commodity trading activity. TE Products continues to operate the facilities for MB Storage. Effective January 1, 2003, TE Products contributed property and equipment with a net book value of $75.5 million to MB Storage. Additionally, as of the contribution date, Louis Dreyfus had invested $6.1 million for expansion projects for MB

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Storage that TE Products was required to reimburse if the original joint development and marketing agreement was terminated by either party. This deferred liability was also contributed and converted to the capital of Louis Dreyfus in MB Storage.

     We use the equity method of accounting to account for our investments in Seaway, Centennial and MB Storage. Summarized combined financial information for Seaway and Centennial as of and for the three months ended March 31, 2003 and 2002, and MB Storage for the three months ended March 31, 2003, is presented below (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenues	$24,322	$14,796
Net income	5,286	3,455

     Summarized combined balance sheet data for Seaway and Centennial as of March 31, 2003, and December 31, 2002, and for MB Storage as of March 31, 2003, is presented below (in thousands):

	March 31,	December 31,
	2003	2002

Current assets	$48,465	$32,528
Noncurrent assets	622,254	551,324
Current liabilities	34,029	28,681
Long-term debt	140,000	140,000
Noncurrent liabilities	13,758	14,875
Partners’ capital	482,932	400,296

     Our investments in Seaway and Centennial at March 31, 2003, and December 31, 2002, include excess net investment amounts of $25.5 million and $33.1 million, respectively. Excess investment is the amount by which our investment balance exceeds our proportionate share of the net assets of the investment. Prior to January 1, 2002, and the adoption of SFAS 142, we were amortizing the excess investment in Seaway using the straight-line method over 20 years.

NOTE 9. DEBT

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

     The TE Products Senior Notes do not have sinking fund requirements. Interest on the TE Products Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The TE Products Senior Notes are unsecured obligations of TE Products and rank on a parity with all other unsecured and unsubordinated indebtedness of TE Products. The indenture governing the TE Products Senior Notes contains covenants, including, but not

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2003, TE Products was in compliance with the covenants of the TE Products Senior Notes.

     On February 20, 2002, we completed the issuance of $500.0 million principal amount of 7.625% Senior Notes due 2012. The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the term of the notes. We used the proceeds from the offering to reduce a portion of the outstanding balances of our credit facilities, including those issued in connection with the acquisition of Jonah Gas Gathering Company (“Jonah”). The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing our 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2003, we were in compliance with the covenants of these Senior Notes.

     On January 30, 2003, we completed the issuance of $200.0 million principal amount of 6.125% Senior Notes due 2013. The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their face value over the term of the notes. We used $182.0 million of the proceeds from the offering to reduce the outstanding principal on our $500.0 million revolving credit facility to $250.0 million. The balance of the net proceeds received was used for general purposes. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing our 6.125% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2003, we were in compliance with the covenants of these Senior Notes.

     We have entered into interest rate swap agreements to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above. See Note 5. Derivative Financial Instruments.

Other Long Term Debt and Credit Facilities

     On April 6, 2001, we entered into a $500.0 million revolving credit facility including the issuance of letters of credit of up to $20.0 million (“Three Year Facility”). The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contains certain restrictive financial covenant ratios. During 2002, borrowings under the Three Year Facility were used to finance the acquisitions of the Chaparral NGL system on March 1, 2002, and Val Verde on June 30, 2002. During 2002, repayments were made on the Three Year Facility with proceeds from the issuance of our 7.625% Senior Notes, proceeds from the issuance of additional Units and proceeds from the termination of interest rate swaps (see Note 5. Derivative Financial Instruments). During the first quarter of 2003, we repaid $182.0 million of the outstanding balance of the Three Year Facility with proceeds from the issuance of our 6.125% Senior Notes on January 30, 2003. At March 31, 2003, $265.0 million was outstanding under the Three Year Facility at a weighted average interest rate of 2.3%. As of March 31, 2003, we were in compliance with the covenants contained in this credit agreement.

     We have entered into an interest rate swap agreement to hedge our exposure to increases in interest rates on a portion of the Three Year Facility discussed above. See Note 5. Derivative Financial Instruments.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Short Term Credit Facilities

     On April 6, 2001, we entered into a 364-day, $200.0 million revolving credit agreement (“Short-term Revolver”). The interest rate was based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contained certain restrictive financial covenant ratios. On March 28, 2002, the Short-term Revolver was extended for an additional period of 364 days, ending in March 2003. During 2002, borrowings under the Short-term Revolver were used to finance the acquisition of the Val Verde assets and for other purposes. During 2002, we repaid the existing amounts outstanding under the Short-term Revolver with proceeds we received from the issuance of Units in 2002. The Short-term Revolver expired on March 27, 2003.

     On June 27, 2002, we entered into a $200.0 million six-month term loan with SunTrust Bank (“Six-Month Term Loan”) payable in December 2002. We borrowed $200.0 million under the Six-Month Term Loan to acquire the Val Verde assets (see Note 6. Acquisitions). The interest rate was based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contained certain restrictive financial covenant ratios. On July 11, 2002, we repaid $90.0 million of the outstanding principal from proceeds primarily received from the issuance of Units in July 2002. On September 10, 2002, we repaid the remaining outstanding balance of $110.0 million with proceeds received from the issuance of Units in September 2002, and canceled the facility.

     The following table summarizes the principal outstanding under our credit facilities as of March 31, 2003, and December 31, 2002 (in thousands):

	March 31,	December 31,
	2003	2002

Long Term Credit Facilities:
Three Year Facility, due April 2004	$265,000	$432,000
6.45% TE Products Senior Notes, due January 2008	179,853	179,845
7.51% TE Products Senior Notes, due January 2028	210,000	210,000
7.625% Senior Notes, due February 2012	498,051	497,995
6.125% Senior Notes, due February 2013	198,594	—

Total borrowings	1,351,498	1,319,840
Adjustment to carrying value associated with hedges of fair value	55,665	57,852

Total Long Term Credit Facilities	$1,407,163	$1,377,692

NOTE 10. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

		General
	Unitholders	Partner

Quarterly Cash Distribution per Unit:
Up to Minimum Quarterly Distribution ($0.275 per Unit)	98%	2%
First Target - $0.276 per Unit up to $0.325 per Unit	85%	15%
Second Target - $0.326 per Unit up to $0.45 per Unit	75%	25%
Over Second Target - Cash distributions greater than $0.45 per Unit	50%	50%

     The following table reflects the allocation of total distributions paid during the three months ended March 31, 2003 and 2002 (in thousands, except per Unit amounts).

	Three Months Ended March 31,

	2003	2002

Limited Partner Units	$32,286	$23,259
General Partner Ownership Interest	707	521
General Partner Incentive	11,191	7,514

Total Partners’ Capital Cash Distributions	44,184	31,294
Class B Units	2,349	2,251

Total Cash Distributions Paid	$46,533	$33,545

Total Cash Distributions Paid Per Unit	$0.600	$0.575

     On May 9, 2003, we will pay a cash distribution of $0.625 per Unit for the quarter ended March 31, 2003. The first quarter 2003 cash distribution will total $49.4 million.

NOTE 11. SEGMENT DATA

     We have three reporting segments: transportation and storage of refined products, LPGs and petrochemicals, which operates as the Downstream Segment; gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals, which operates as the Upstream Segment; and gathering of natural gas, fractionation of NGLs and transportation of NGLs, which operates as the Midstream Segment. The amounts indicated below as “Partnership and Other” relate primarily to intercompany eliminations and assets that we hold that have not been allocated to any of our reporting segments.

     Our Downstream Segment revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. The two largest operating expense items of the Downstream Segment are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating. Our Downstream Segment also includes the results of operations of the northern portion of the Dean pipeline. Beginning in January 2003, the northern portion of the Dean pipeline was converted to transport refinery grade propylene (“RGPs”) from Mont Belvieu to Point Comfort, Texas. As a result, the revenues and expenses of the northern portion of the Dean pipeline are included in the Downstream Segment. Our Downstream Segment also includes our equity investments in Centennial and MB Storage (see Note 8. Equity Investments).

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     Our Upstream Segment revenues are earned from gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals, principally in Oklahoma, Texas and the Rocky Mountain region. Marketing operations consist primarily of aggregating purchased crude oil along our pipeline systems, or from third party pipeline systems, and arranging the necessary logistics for the ultimate sale of the crude oil to local refineries, marketers or other end users. Our Upstream Segment also includes the equity earnings from our investment in Seaway. Seaway consists of large diameter pipelines that transport crude oil from Seaway’s marine terminals on the U.S. Gulf Coast to Cushing, Oklahoma, a central crude oil distribution point for the Central United States, and to refineries in the Texas City and Houston areas.

     Our Midstream Segment revenues are earned from the fractionation of NGLs in Colorado, transportation of NGLs from two trunkline NGL pipelines in South Texas, two NGL pipelines in East Texas and a pipeline system (“Chaparral”) from West Texas and New Mexico to Mont Belvieu; the gathering of natural gas in the Green River Basin in southwestern Wyoming, through Jonah and the gathering of CBM from the Fruitland Coal Formation of the San Juan Basin in New Mexico and Colorado, through Val Verde. Chaparral was acquired on March 1, 2002, for $132.4 million from Diamond-Koch II, L.P. and Diamond-Koch III, L.P., including acquisition related costs of approximately $0.4 million. The Val Verde assets were acquired on June 30, 2002, for $444.2 million from a subsidiary of Burlington Resources Inc., including acquisition related costs of approximately $1.2 million. The Val Verde, Jonah and Chaparral assets are managed and operated by DEFS under contractual agreements. The results of operations of the Chaparral and Val Verde acquisitions are included in periods subsequent to their respective acquisition dates (see Note 6. Acquisitions).

     The table below includes interim financial information by reporting segment for the interim periods ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31, 2003

	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated

Revenues	$67,965	$985,380	$46,904	$1,100,249	$(1,010)	$1,099,239
Purchases of petroleum products	—	963,854	—	963,854	(1,010)	962,844
Operating expenses, including power	31,549	14,837	11,354	57,740	—	57,740
Depreciation and amortization expense	7,147	3,065	17,101	27,313	—	27,313

Operating income	29,269	3,624	18,449	51,342	—	51,342
Equity earnings	(1,259)	4,969	—	3,710	—	3,710
Other income, net	(6)	189	37	220	(38)	182

Earnings before interest	$28,004	$8,782	$18,486	$55,272	$(38)	$55,234

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31, 2002

	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated

Revenues	$59,586	$553,888	$18,370	$631,844	$(707)	$631,137
Purchases of petroleum products	—	533,678	—	533,678	(707)	532,971
Operating expenses, including power	29,107	11,939	3,493	44,539	—	44,539
Depreciation and amortization expense	6,832	2,064	7,145	16,041	—	16,041

Operating income	23,647	6,207	7,732	37,586	—	37,586
Equity earnings	(796)	4,368	—	3,572	—	3,572
Other income, net	124	185	19	328	—	328

Earnings before interest	$22,975	$10,760	$7,751	$41,486	$—	$41,486

     The following table provides the total assets, capital expenditures and significant non-cash investing activities for each segment as of March 31, 2003, and December 31, 2002 (in thousands):

	Downstream	Upstream	Midstream	Segments	Partnership and
	Segment	Segment	Segment	Total	Other	Consolidated

March 31, 2003:
Total assets	$911,820	$813,416	$1,156,816	$2,882,052	$(36,607)	$2,845,445
Capital expenditures	9,625	2,291	3,518	15,434	—	15,434
Non-cash investing activities	69,459	—	—	69,459	—	69,459
December 31, 2002:
Total assets	883,450	724,860	1,174,010	2,782,320	(11,678)	2,770,642
Capital expenditures	60,900	10,212	62,260	133,372	—	133,372

     The following table reconciles the segments total earnings before interest to consolidated net income (in thousands):

	Three Months Ended March 31,

	2003	2002

Earnings before interest	$55,234	$41,486
Interest expense	(21,905)	(16,787)
Interest capitalized	596	2,109

Net income	$33,925	$26,808

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

result in substantial costs and liabilities to us. We believe that changes in environmental laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the near term.

     In 1994, we entered into an Agreed Order with the Indiana Department of Environmental Management (“IDEM”) that resulted in the implementation of a remediation program for groundwater contamination attributable to our operations at the Seymour, Indiana, terminal. In 1999, the IDEM approved a Feasibility Study, which includes our proposed remediation program. In March 2003, the IDEM issued a Record of Decision formally approving the remediation program. As the Record of Decision has been issued, we will enter into an Agreed Order for the continued operation and maintenance of the remediation program. We have an accrued liability of $0.3 million at March 31, 2003, for future remediation costs at the Seymour terminal. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At March 31, 2003, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

     On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a tank at our Blue Island terminal located in Cook County, Illinois. As a result of the release, we have entered into an Agreed Preliminary Injunction and Order (“Agreed Order”) with the State of Illinois. The Agreed Order requires us, in part, to complete a site investigation plan to delineate the scope of any potential contamination resulting from the release and to remediate any contamination. The Agreed Order does not contain any provision for any fines or penalties; however, it does not preclude the State of Illinois from assessing these at a later date. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

     At March 31, 2003, we have an accrued liability of $6.6 million related to various TCTM sites requiring environmental remediation activities. We also have a receivable at March 31, 2003, of $1.9 million from DEFS which is based on a contractual indemnity obligation we received in connection with our acquisition of assets from a DEFS affiliate in November 1998. The indemnity relates to future environmental remediation activities attributable to operations of these assets prior to our acquisition. Under this indemnity obligation, we are responsible for the first $3.0 million in specified environmental liabilities, and DEFS is responsible for those environmental liabilities in excess of $3.0 million, up to a maximum amount of $25.0 million. At December 31, 2002, the receivable balance from DEFS was $4.2 million. The majority of the receivable from DEFS related to remediation activities at the Velma crude oil site in Stephens County, Oklahoma. During the first quarter of 2003, we received $2.4 million from DEFS as partial payment on the receivable balance. The accrued liability balance at March 31, 2003, also includes an accrual of $2.3 million related to the Shelby crude oil site in Stephens County, Oklahoma. At March 31, 2003, it is uncertain if these costs related to Shelby are covered under the indemnity obligation from DEFS. We are currently in discussions with DEFS regarding these matters. We do not expect that the completion of remediation programs associated with TCTM activities will have a future material adverse effect on our financial position, results of operations or cash flows.

     Centennial entered into credit facilities totaling $150.0 million, and as of March 31, 2003, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of its pipeline system. Each of the participants in Centennial, including TE Products, originally guaranteed one-third of Centennial’s debt up to a maximum amount of $50.0 million. During the third quarter of 2002, PEPL, one of the participants in Centennial, was downgraded by Moody’s and Standard & Poors to below investment grade, which

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

resulted in PEPL being in default under its portion of the Centennial guaranty. Effective September 27, 2002, TE Products and Marathon increased their guaranteed amounts to one-half of the debt of Centennial, up to a maximum amount of $75.0 million each, to avoid a default on the Centennial debt. As compensation to TE Products and Marathon for providing their additional guarantees, PEPL was required to pay interest at a rate of 4% per annum to each of TE Products and Marathon on the portion of the additional guaranty that each had provided for PEPL. In connection with the acquisition of the additional interest in Centennial on February 10, 2003, the guaranty agreement between TE Products, Marathon, and PEPL was terminated. TE Products’ guaranty of up to a maximum of $75.0 million of Centennial’s debt remains in effect.

NOTE 13. COMPREHENSIVE INCOME

     SFAS No. 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on certain investments to be reported in a financial statement. As of and for the three months ended March 31, 2003 and 2002, the components of comprehensive income were due to the interest rate swap related to our variable rate revolving credit facility, which is designated as a cash flow hedge. Changes in the fair value of the cash flow hedge, to the extent the hedge is effective, are recognized in other comprehensive income until the hedge interest costs are recognized in earnings. The table below reconciles reported net income to total comprehensive income for the three months ended March 31, 2003 and 2002 (in thousands).

	Three Months Ended March 31,

	2003	2002

Net income	$33,925	$26,808
Net income on cash flow hedges	5,469	3,300

Total comprehensive income	$39,394	$30,108

     The accumulated balance of other comprehensive loss related to our cash flow hedge is as follows (in thousands):

Balance at December 31, 2001	$(20,324)
Net income on cash flow hedges	269

Balance at December 31, 2002	$(20,055)
Net income on cash flow hedges	5,469

Balance at March 31, 2003	$(14,586)

NOTE 14. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     In connection with our issuance of Senior Notes on February 20, 2002, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, our significant operating subsidiaries, issued unconditional guarantees of our debt securities. Effective with the acquisition of the Val Verde assets on June 30, 2002, our subsidiary, Val Verde Gas Gathering Company, L.P. also became a significant operating subsidiary and issued unconditional guarantees of our debt securities. The guarantees are full, unconditional, and joint and several. TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. are collectively referred to as the “Guarantor Subsidiaries.” The Guarantor Subsidiaries have also issued guarantees of our 6.125% Senior Notes issued in January 2003.

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

	March 31, 2003

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Assets
Current assets	$12,978	$98,008	$375,552	$(56,192)	$430,346
Property, plant and equipment – net	—	1,054,896	457,009	—	1,511,905
Equity investments	1,001,068	928,127	216,278	(1,767,664)	377,809
Intercompany notes receivable	998,031	—	—	(998,031)	—
Intangible assets	—	424,093	29,804	—	453,897
Other assets	6,553	29,494	35,441	—	71,488

Total assets	$2,018,630	$2,534,618	$1,114,084	$(2,821,887)	$2,845,445

Liabilities and partners’ capital
Current liabilities	$25,043	$91,296	$371,822	$(53,857)	$434,304
Long-term debt	1,005,011	402,152	—	—	1,407,163
Intercompany notes payable	—	568,466	431,898	(1,000,364)	—
Other long term liabilities	248	15,443	209	—	15,900
Redeemable Class B Units held by related party	102,693	—	—	—	102,693
Total partners’ capital	885,635	1,457,261	310,155	(1,767,666)	885,385

Total liabilities and partners’ capital	$2,018,630	$2,534,618	$1,114,084	$(2,821,887)	$2,845,445

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	December 31, 2002

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Assets
Current assets	$241	$92,798	$286,379	$(18,851)	$360,567
Property, plant and equipment – net	—	1,128,803	459,021	—	1,587,824
Equity investments	1,011,935	846,991	211,229	(1,785,450)	284,705
Intercompany notes receivable	986,852	—	—	(986,852)	—
Intangible assets	—	434,941	30,433	—	465,374
Other assets	6,200	31,135	34,837	—	72,172

Total assets	$2,005,228	$2,534,668	$1,021,899	$(2,791,153)	$2,770,642

Liabilities and partners’ capital
Current liabilities	$30,715	$123,169	$272,538	$(59,639)	$366,783
Long-term debt	974,264	403,428	—	—	1,377,692
Intercompany notes payable	—	508,652	437,411	(946,063)	—
Other long term liabilities	6,523	24,230	209	—	30,962
Redeemable Class B Units held by related party	103,363	—	—	—	103,363
Total partners’ capital	890,363	1,475,189	311,741	(1,785,451)	891,842

Total liabilities and partners’ capital	$2,005,228	$2,534,668	$1,021,899	$(2,791,153)	$2,770,642

	Three Months Ended March 31, 2003

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Operating revenues	$—	$102,079	$998,170	$(1,010)	$1,099,239
Costs and expenses	—	60,877	988,030	(1,010)	1,047,897

Operating income	—	41,202	10,140	—	51,342

Interest expense – net	(17,409)	(13,519)	(7,828)	17,447	(21,309)
Equity earnings	33,925	8,916	4,969	(44,100)	3,710
Other income – net	17,409	(11)	231	(17,447)	182

Net income	$33,925	$36,588	$7,512	$(44,100)	$33,925

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31, 2002

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Operating revenues	$—	$69,788	$562,056	$(707)	$631,137
Costs and expenses	—	43,024	551,234	(707)	593,551

Operating income	—	26,764	10,822	—	37,586

Interest expense – net	(11,433)	(7,650)	(7,028)	11,433	(14,678)
Equity earnings	26,808	8,108	4,368	(35,712)	3,572
Other income – net	11,433	133	195	(11,433)	328

Net income	$26,808	$27,355	$8,357	$(35,712)	$26,808

	Three Months Ended March 31, 2003

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Cash flows from operating activities
Net income	$33,925	$36,588	$7,512	$(44,100)	$33,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	21,864	5,449	—	27,313
Equity earnings, net of distributions	12,608	12,788	(5,038)	(24,137)	(3,779)
Changes in assets and liabilities and other	(30,269)	(12,829)	(4,309)	25,602	(21,805)

Net cash provided by operating activities	16,264	58,411	3,614	(42,635)	35,654

Cash flows from investing activities	(13)	(33,605)	(2,829)	13	(36,434)
Cash flows from financing activities	(16,251)	(27,997)	(14,623)	42,622	(16,249)

Net decrease in cash and cash equivalents	—	(3,191)	(13,838)	—	(17,029)
Cash and cash equivalents at beginning of period	—	8,247	22,721	—	30,968

Cash and cash equivalents at end of period	$—	$5,056	$8,883	$—	$13,939

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

NOTE 15. SUBSEQUENT EVENT

     On April 2, 2003, we sold 3,938,750 Units in an underwritten public offering at $30.35 per Unit. The net proceeds from the offering totaled approximately $114.5 million, of which approximately $113.8 million was used to repurchase and retire all of the 3,916,547 outstanding Class B Units held by Duke Energy Transport and Trading Company, LLC, an affiliate of Duke Energy Corporation. We received approximately $0.7 million in proceeds from the offering in excess of the amount needed to repurchase and retire the Class B Units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     You should read the following review of our financial position and results of operations in conjunction with the Consolidated Financial Statements. Material period-to-period variances in the consolidated statements of income are discussed under “Results of Operations.” The “Financial Condition and Liquidity” section analyzes cash flows and financial position. “Other Considerations” addresses trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings. The Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     We operate and report in three business segments:

•	Downstream Segment – transportation and storage of refined products, LPGs and petrochemicals;

•	Upstream Segment – gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals; and

•	Midstream Segment – gathering of natural gas, fractionation of NGLs and transportation of NGLs.

     Our reportable segments offer different products and services and are managed separately because each requires different business strategies. TEPPCO GP, Inc., our wholly owned subsidiary, acts as managing general partner of our Operating Partnerships, with a 0.001% general partner interest and manages our subsidiaries.

     Our Downstream Segment revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. The two largest operating expense items of the Downstream Segment are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating. Our Downstream Segment also includes the results of operations of the northern portion of the Dean pipeline. Beginning in January 2003, the northern portion of the Dean pipeline was converted to transport refinery grade propylene (“RGPs”) from Mont Belvieu to Point Comfort, Texas. As a result, the revenues and expenses of the northern portion of the Dean pipeline are included in the Downstream Segment. Our Downstream Segment also includes our equity investments in Centennial Pipeline LLC (“Centennial”) and Mont Belvieu Storage Partners, L.P. (“MB Storage”) (see Note 8. Equity Investments).

     Our Upstream Segment revenues are earned from gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals, principally in Oklahoma, Texas and the Rocky Mountain region. Marketing operations consist primarily of aggregating purchased crude oil along our pipeline systems, or from third party pipeline systems, and arranging the necessary logistics for the ultimate sale of the crude oil to local refineries, marketers or other end users. Our Upstream Segment also includes the equity earnings from our investment in Seaway Crude Pipeline Company (“Seaway”). Seaway consists of large diameter pipelines that transport crude oil from Seaway’s marine terminals on the U.S. Gulf Coast to Cushing, Oklahoma, a central crude oil distribution point for the Central United States, and to refineries in the Texas City and Houston areas.

     Our Midstream Segment revenues are earned from the fractionation of NGLs in Colorado, transportation of NGLs from two trunkline NGL pipelines in South Texas, two NGL pipelines in East Texas and a pipeline system (“Chaparral”) from West Texas and New Mexico to Mont Belvieu; the gathering of natural gas in the Green River Basin in southwestern Wyoming, through Jonah Gas Gathering Company (“Jonah”) and the gathering of CBM from the Fruitland Coal Formation of the San Juan Basin in New Mexico and Colorado, through Val Verde Gas Gathering Company (“Val Verde”). Chaparral was acquired on March 1, 2002, for $132.4 million from Diamond-Koch II, L.P. and Diamond-Koch III, L.P., including acquisition related costs of approximately $0.4 million. The Val Verde assets were acquired on June 30, 2002, for $444.2 million from a subsidiary of Burlington Resources Inc., including acquisition related costs of approximately $1.2 million. The Val Verde, Jonah and Chaparral assets are managed and operated by DEFS under contractual agreements. The results of operations of the Chaparral and Val Verde acquisitions are included in periods subsequent to their respective acquisition dates (see Note 6. Acquisitions).

Results of Operations

     The following table summarizes financial data by business segment (in thousands):

	Three Months Ended March 31,

	2003	2002

Operating revenues:
Downstream Segment	$67,965	$59,586
Upstream Segment	985,380	553,888
Midstream Segment	46,904	18,370
Intercompany eliminations	(1,010)	(707)

Total operating revenues	1,099,239	631,137

Operating income:
Downstream Segment	29,269	23,647
Upstream Segment	3,624	6,207
Midstream Segment	18,449	7,732

Total operating income	51,342	37,586

Earnings before interest:
Downstream Segment	28,004	22,975
Upstream Segment	8,782	10,760
Midstream Segment	18,486	7,751
Intercompany eliminations	(38)	—

Total earnings before interest	55,234	41,486

Interest expense	(21,905)	(16,787)
Interest capitalized	596	2,109

Net income	$33,925	$26,808

     Below is a detailed analysis of the results of operations, including reasons for changes in results, by each of our operating segments.

Downstream Segment

     The following table presents volumes delivered in barrels and average tariff per barrel for the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,		Percentage
			Increase
	2003	2002	(Decrease)

	(in thousands, except tariff information)
Volumes Delivered
Refined products	30,232	25,765	17%
LPGs	13,700	12,035	14%

Total	43,932	37,800	16%

Average Tariff per Barrel
Refined products	$0.89	$0.98	(9%)
LPGs	2.25	1.94	16%
Average system tariff per barrel	$1.31	$1.28	2%

     Our Downstream Segment reported earnings before interest of $28.0 million for the three months ended March 31, 2003, compared with earnings before interest of $23.0 million for the three months ended March 31, 2002. Earnings before interest increased $5.0 million primarily due to an increase of $8.4 million in operating revenues, partially offset by an increase of $2.8 million in costs and expenses, increased losses of $0.5 million from equity investments and a decrease of $0.1 million in other income – net. We discuss the factors influencing these variances below.

     Revenues from refined products transportation increased $1.8 million for the three months ended March 31, 2003, compared with the three months ended March 31, 2002, due to an overall increase of 17% in the refined products volumes delivered. This increase was primarily due to deliveries of product received into our pipeline from Centennial at Creal Springs, Illinois. Centennial, which commenced refined products deliveries to us in April 2002, has provided our system with an additional source of supply for product originating in the U.S. Gulf Coast area. With this incremental supply source, our previously constrained system has expanded services in markets both south and north of Creal Springs. The 17% increase in our overall refined product delivery was composed of a 17% increase in motor fuel delivery, a 26% increase in distillate volume delivery and a 3% increase in jet fuel delivery from the prior year period. Volume increases were due to increased demand for product supplied by the U.S. Gulf Coast into Midwest markets resulting from cold weather during the first quarter of 2003, which both increased demand and caused higher natural gas prices. As a result of high natural gas prices, utilities use distillates as a substitute for natural gas for their facilities. The refined products average rate per barrel decreased 9% from the prior year period primarily due to the impact of the Midwest origin point for volumes received from Centennial, which resulted in an increase in short-haul volumes transported on our system.

     Revenues from LPGs transportation increased $7.5 million for the three months ended March 31, 2003, compared with the three months ended March 31, 2002, primarily due to increased deliveries of propane in the upper Midwest and Northeast market areas attributable to colder than normal weather during the first quarter of 2003. Butane deliveries also increased in the Midwest as a result of declining future prices for gasoline which resulted in increased demand for butane used in gasoline blending. The LPGs average rate per barrel increased 16% from the prior year period as a result of an increased percentage of long-haul deliveries during the three months ended March 31, 2003.

     Effective January 1, 2003, TE Products’ 50% ownership interest in MB Storage is accounted for as an equity investment. See discussion regarding changes in equity earnings/losses below. Revenues generated from Mont Belvieu operations decreased $4.5 million during the three months ended March 31, 2003, compared with the three months ended March 31, 2002, as a result of the formation of MB Storage. The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections.

     Other operating revenues increased $3.6 million during the three months ended March 31, 2003, compared with the three months ended March 31, 2002, primarily due to higher margins on product inventory sales, higher propane deliveries at our Providence, Rhode Island import facility and higher refined product rental charges. Other operating revenues also increased $1.0 million due to the addition of the northern Dean pipeline to the Downstream Segment in January 2003, which began transporting RGPs in January 2003. These increases were partially offset by lower revenues from product location exchanges which are used to position product in the Midwest market area.

     Costs and expenses increased $2.8 million for the three months ended March 31, 2003, compared with the three months ended March 31, 2002. The increase was made up of an increase of $1.7 million in operating, general and administrative expenses, an increase of $1.1 million in operating fuel and power and an increase of $0.3 million increase in depreciation and amortization expense. These increases were partially offset by a decrease of $0.3 million in taxes – other than income taxes. Operating, general and administrative expenses increased primarily due to higher pipeline maintenance expenses, increased consulting and contract services, increased labor costs and increased general and administrative supplies expense and the addition of the northern Dean pipeline to the Downstream Segment, which increased operating, general and administrative expense by $0.2 million. Depreciation expense increased from the prior year period because of assets placed in service during 2002. Operating fuel and power expense increased as a result of increased mainline throughput and higher power costs. Taxes – other than income taxes decreased as a result of actual property taxes being lower than previously estimated.

     Net losses from equity investments increased by $0.5 million during the three months ended March 31, 2003, compared with the three months ended March 31, 2002. Centennial, which commenced operations in April 2002, accounted for $2.4 million of the equity losses. On February 10, 2003, TE Products acquired an additional 16.7% interest in Centennial, bringing its ownership interest to 50%. The losses from Centennial are partially offset by equity earnings of $1.9 million from our 50% ownership interest in MB Storage, which was formed effective January 1, 2003. Amounts in the prior year period recorded to revenues and costs and expenses are now being recorded to equity earnings based upon our ownership interest in MB Storage, effective with its formation on January 1, 2003.

Upstream Segment

     Information presented in the following table includes the margin of the Upstream Segment, which may be viewed as a non-GAAP (Generally Accepted Accounting Principles) financial measure under the rules of the Securities and Exchange Commission. A reconciliation of margin to operating revenues and operating expenses is provided in the following table. We calculate the margin of the Upstream Segment as revenues generated from the sale of crude oil and lubrication oil, and transportation of crude oil, less the costs of purchases of crude oil and lubrication oil. Margin is a more meaningful measure of financial performance than operating revenues and operating expenses due to the significant fluctuations in revenues and expenses caused by variations in the level of marketing activity and prices for products marketed. Margin and volume information for the three months ended March 31, 2003, and 2002, is presented below (in thousands, except per barrel and per gallon amounts):

	Three Months Ended
	March 31,		Percentage
			Increase
	2003	2002	(Decrease)

Margins:
Crude oil transportation	$10,656	$9,071	17%
Crude oil marketing	4,883	5,003	(2%)
Crude oil terminaling	2,120	2,449	(13%)
Lubrication oil sales	1,352	1,135	19%

Total margin	$19,011	$17,658	8%

Total barrels:
Crude oil transportation	22,625	21,116	7%
Crude oil marketing	37,672	30,352	24%
Crude oil terminaling	27,369	29,275	(7%)
Lubrication oil volume (total gallons)	2,843	2,194	30%
Margin per barrel:
Crude oil transportation	$0.471	$0.430	10%
Crude oil marketing	0.130	0.165	(21%)
Crude oil terminaling	0.077	0.084	(7%)
Lubrication oil margin (per gallon)	0.476	0.517	(8%)

     The following table reconciles the Upstream Segment margin to the consolidated statements of income using the information presented in the consolidated statements of income and the statements of income in Note 11. Segment Data (in thousands):

	Three Months Ended March 31,

	2003	2002

Sales of petroleum products	$975,960	$545,208
Transportation – Crude oil	6,905	6,128
Less: Purchases of petroleum products	(963,854)	(533,678)

Total margin	$19,011	$17,658

     Our Upstream Segment reported earnings before interest of $8.8 million for the three months ended March 31, 2003, compared with earnings before interest of $10.8 million for the three months ended March 31, 2002. Earnings before interest decreased $2.0 million primarily due to an increase of $4.0 million in costs and expenses (excluding purchases of crude oil and lubrication oil), partially offset by an increase of $1.3 million in margin, a decrease of $0.1 million in other operating revenues and an increase of $0.6 million in equity earnings of Seaway. We discuss factors influencing these variances below.

     Our margin increased $1.3 million during the three months ended March 31, 2003, compared with the three months ended March 31, 2002. Crude oil transportation margin increased $1.5 million primarily due to increased revenues on our Red River, Basin, South Texas and West Texas systems. Lubrication oil sales margin increased $0.2 million due to increased sales of chemical volumes. Crude oil marketing margin decreased $0.1 million primarily due to a pricing settlement on a marketing contract, partially offset by increased volumes marketed, renegotiated supply contracts and lower trucking expenses. Crude oil terminaling margin decreased $0.3 million as a result of lower pumpover volumes at Midland, Texas, and Cushing, Oklahoma.

     Other operating revenue of the Upstream Segment decreased $0.1 million for the three months ended March 31, 2003, compared with the three months ended March 31, 2002, due to lower revenues from documentation and other services to support customers’ trading activity at Midland and Cushing.

     Costs and expenses, excluding expenses associated with purchases of crude oil and lubrication oil, increased $4.0 million during the three months ended March 31, 2003, compared with the three months ended March 31, 2002. Operating, general and administrative expenses increased $3.3 million from the prior year period. The increase includes $1.6 million of higher environmental remediation costs in 2003 and $1.7 million from the net settlement of crude oil imbalances with customers. Depreciation and amortization expense increased $1.0 million due to assets placed in service in 2002. These increases were partially offset by a decrease of $0.2 million in operating fuel and power attributable to a more efficient use of transportation assets in 2003. Taxes – other than income taxes decreased $0.1 million due to reductions in property tax accruals.

     Equity earnings in Seaway for the three months ended March 31, 2003, increased $0.6 million from the three months ended March 31, 2002, due to the settlement of crude oil imbalances with customers and lower general and administrative expenses, partially offset by lower long-haul third-party transportation volumes and by our portion of equity earnings decreasing from 80% to 60% on a pro-rated basis in 2002 (averaging approximately 67% for the year ended December 31, 2002), to 60% in 2003.

Midstream Segment

     The following table presents volume and average rate information for the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,		Percentage
			Increase
	2003	2002	(Decrease)

Gathering – Natural Gas:
Million cubic feet	115,974	50,171	131%
Million British thermal units (“MMBtu”)	117,212	55,728	110%
Average fee per MMBtu	$0.29	$0.17	71%
Transportation – NGLs:
Thousand barrels	14,191	4,606	208%
Average rate per barrel	$0.698	$0.554	26%
Fractionation – NGLs:
Thousand barrels	1,071	1,012	6%
Average rate per barrel	$1.734	$1.813	(5%)
Sales – Condensate:
Thousand barrels	30,771	32,352	(5%)
Average rate per barrel	$32.84	$25.38	29%

     Our Midstream Segment reported earnings before interest of $18.5 million for the three months ended March 31, 2003, compared with earnings before interest of $7.8 million for the three months ended March 31, 2002. Earnings before interest increased $10.7 million due to an increase of $28.5 million in operating revenues, partially offset by an increase of $17.8 million in costs and expenses. We discuss factors influencing these variances below.

     Operating revenues increased $28.5 million during the three months ended March 31, 2003, compared with the three months ended March 31, 2002, due to an increase of $24.8 million in natural gas gathering revenues, an increase of $3.6 million in NGL transportation revenues and an increase of $0.1 million in other revenues. Natural gas gathering revenues from the Jonah system increased $6.1 million and volumes delivered increased 24.1 billion cubic feet during the three months ended March 31, 2003, due to the expansion of the Jonah system during 2002. The expansion of the Jonah system increased its capacity from 450 million cubic feet per day (“MMcf/day”) to approximately 880 MMcf/day. Natural gas gathering revenues from the Val Verde system, which was acquired on June 30, 2002, totaled $18.7 million and volumes delivered totaled 41.7 billion cubic feet during the three months ended March 31, 2003. Other revenues increased $0.1 million primarily due to sales of gas condensate from the Jonah system. NGL transportation revenues increased $3.6 million primarily due to the acquisition of the Chaparral NGL system on March 1, 2002.

     Costs and expenses increased $17.8 million during the three months ended March 31, 2003, compared with the three months ended March 31, 2002, due to an increase of $10.0 million in depreciation and amortization expense, an increase of $6.2 million in operating, general and administrative expense, an increase of $0.9 million in taxes – other than income taxes and an increase of $0.7 million in operating fuel and power. Depreciation and amortization expense increased $7.4 million due to the acquisition of the Chaparral and Val Verde assets acquired on March 1, 2002, and June 30, 2002, respectively, and $2.6 million due to assets placed in service in 2002 related to the expansion of the Jonah system. Operating, general and administrative expense increased $4.7 million from the assets acquired and due to higher general and administrative labor and supplies expense. Operating fuel and power costs increased $0.7 million due to the assets acquired. Taxes – other than income taxes increased $0.7 million due to the assets acquired and $0.2 million due to a higher property tax base on Jonah as a result of the expansion.

Interest Expense and Capitalized Interest

     Interest expense increased $5.1 million during the three months ended March 31, 2003, compared with the three months ended March 31, 2002, primarily due to higher outstanding debt balances used for capital expenditures and to finance the acquisition of assets acquired through the Midstream Segment, partially offset by lower LIBOR interest rates in effect during the three months ended March 31, 2003.

     Capitalized interest decreased $1.5 million during the three months ended March 31, 2003, compared with the three months ended March 31, 2002, due to interest capitalized on expenditures during the construction of the Jonah expansion in 2002 and decreased balances during 2003 on construction work-in-progress.

Financial Condition and Liquidity

     Net cash from operating activities totaled $35.7 million for the three months ended March 31, 2003. This cash was made up of $61.2 million of income before charges for depreciation and amortization, partially offset by $25.5 million of cash used for working capital. This compares with net cash from operating activities of $23.6 million for the corresponding period in 2002, comprised of $42.8 million of income before charges for depreciation and amortization, partially offset by $19.2 million of cash used for working capital. Net cash from operations for the three months ended March 31, 2003 and 2002, included interest payments of $32.5 million and $16.8 million, respectively.

     Cash flows used in investing activities totaled $36.4 million during the three months ended March 31, 2003, and were comprised of $15.4 million of capital expenditures, $20.0 million for TE Products’ acquisition of an additional ownership interest in Centennial and $1.0 million of cash contributions for our ownership interest in Centennial. Cash flows used in investing activities totaled $175.6 million during the three months ended March 31, 2002, and were primarily comprised of $7.3 million for the final purchase price adjustments on the acquisition of Jonah, $33.0 million of capital expenditures, $3.3 million of cash contributions for our ownership interest in Centennial and $132.0 million for the purchase of Chaparral on March 1, 2002.

     Cash flows used in financing activities totaled $16.2 million during the three months ended March 31, 2003, and were comprised of $40.0 million in proceeds from term and revolving credit facilities; and $198.6 million from the issuance in January 2003 of our 6.125% Senior Notes due 2013, partially offset by debt issuance costs of $1.3 million. These sources of cash during the three months ended March 31, 2003, were partially offset by $207.0 million of repayments on our term and revolving credit facilities and $46.5 million of distributions to unitholders. Cash flows provided by financing activities totaled $149.5 million during the three months ended March 31, 2002, and were comprised of $172.0 million of proceeds from term and revolving credit facilities; $497.8 million from the issuance in February 2002 of our 7.625% Senior Notes due 2012, partially offset by debt issuance costs of $4.1 million; and $56.8 million from the issuance of 1.92 million Units and $1.2 million of related General Partner contributions. These sources of cash during the three months ended March 31, 2002, were partially offset by $540.7 million of repayments on our term and revolving credit facilities and $33.5 million of distributions to unitholders.

     In August 2000, TE Products entered into agreements with Panhandle Eastern Pipeline Company (“PEPL”) and Marathon Ashland Petroleum LLC (“Marathon”) to form Centennial. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Through February 9, 2003, each original participant owned a one-third interest in Centennial. On February 10, 2003, TE Products and Marathon each acquired an additional 16.7% interest in Centennial, bringing their ownership interest to 50% each. Excluding TE Products’ purchase of its additional ownership interest of 16.7% on February 10, 2003, we expect to contribute an additional $10.0 million to Centennial in 2003.

     Centennial entered into credit facilities totaling $150.0 million, and as of March 31, 2003, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of its pipeline system. Each of the participants in Centennial, including TE Products, originally guaranteed one-third of Centennial’s debt, up to a maximum amount of $50.0 million. During the third quarter of 2002, PEPL, one of the participants in Centennial, was downgraded by Moody’s and Standard & Poors to below investment grade, which resulted in PEPL being in default under its portion of the Centennial guaranty. Effective September 27, 2002, TE Products and Marathon increased their guaranteed amounts to one-half of the debt of Centennial, up to a maximum amount of $75.0 million each, to avoid a default on the Centennial debt. As compensation to TE Products and Marathon for providing their additional guarantees, PEPL was required to pay interest at a rate of 4% per annum to each of TE Products and Marathon on the portion of the additional guaranty that each had provided for PEPL. In connection with the acquisition of the additional interest in Centennial on February 10, 2003, the guaranty agreement between TE Products, Marathon and PEPL was terminated. TE Products’ guaranty of up to a maximum of $75.0 million of Centennial’s debt remains in effect.

   Credit Facilities and Interest Rate Swap Agreements

     On April 6, 2001, we entered into a $500.0 million revolving credit facility including the issuance of letters of credit of up to $20.0 million (“Three Year Facility”). The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contains certain restrictive financial covenant ratios. During 2002, borrowings under the Three Year Facility were used to finance the acquisitions of the Chaparral NGL system on March 1, 2002, and Val Verde on June 30, 2002. During 2002, repayments were made on the Three Year Facility with proceeds from the issuance of our 7.625% Senior Notes, proceeds from the issuance of additional Units and proceeds from the termination of interest rate swaps (see Note 5. Derivative Financial Instruments). During the first quarter of 2003, we repaid $182.0 million of the outstanding balance of the Three Year Facility with proceeds from the issuance of our 6.125% Senior Notes on January 30, 2003. At March 31, 2003, $265.0 million was outstanding under the Three

Year Facility at a weighted average interest rate of 2.3%. As of March 31, 2003, we were in compliance with the covenants contained in this credit agreement.

     On April 6, 2001, we entered into a 364-day, $200.0 million revolving credit agreement (“Short-term Revolver”). The interest rate was based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contained certain restrictive financial covenant ratios. On March 28, 2002, the Short-term Revolver was extended for an additional period of 364 days, ending in March 2003. During 2002, borrowings under the Short-term Revolver were used to finance the acquisition of the Val Verde assets and for other purposes. During 2002, we repaid the existing amounts outstanding under the Short-term Revolver with proceeds we received from the issuance of Units in 2002. The Short-term Revolver expired on March 27, 2003.

     On February 20, 2002, we completed the issuance of $500.0 million principal amount of 7.625% Senior Notes due 2012. The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the term of the notes. We used the proceeds from the offering to reduce a portion of the outstanding balances of our credit facilities, including those issued in connection with the acquisition of Jonah. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing the 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2003, we were in compliance with the covenants of these Senior Notes.

     On June 27, 2002, we entered into a $200.0 million six-month term loan with SunTrust Bank (“Six-Month Term Loan”) payable in December 2002. We borrowed $200.0 million under the Six-Month Term Loan to acquire the Val Verde assets (see Note 6. Acquisitions). The interest rate was based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contained certain restrictive financial covenant ratios. On July 11, 2002, we repaid $90.0 million of the outstanding principal from proceeds primarily received from the issuance of Units in July 2002. On September 10, 2002, we repaid the remaining outstanding balance of $110.0 million with proceeds received from the issuance of Units in September 2002, and canceled the facility.

     On January 30, 2003, we completed the issuance of $200.0 million principal amount of 6.125% Senior Notes due 2013. The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their face value over the term of the notes. We used $182.0 million of the proceeds from the offering to reduce the outstanding principal on the Three Year Facility to $250.0 million. The balance of the net proceeds received was used for general purposes. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing our 6.125% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2003, we were in compliance with the covenants of these Senior Notes.

     We have entered into interest rate swap agreements to hedge our exposure to cash flows and fair value changes. These agreements are more fully described in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

     The following table summarizes our credit facilities as of March 31, 2003 (in millions):

	As of March 31, 2003

		Available
	Outstanding	Borrowing	Maturity
Description:	Principal	Capacity	Date

Three Year Facility	$265.0	$235.0	April 2004
6.45% Senior Notes (1)	180.0	—	January 2008
7.51% Senior Notes (1)	210.0	—	January 2028
7.625% Senior Notes (1)	500.0	—	February 2012
6.125% Senior Notes (1)	200.0	—	February 2013

Total	$1,355.0	$235.0

(1)	Our TE Products subsidiary entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its 7.51% Senior Notes due 2028. At March 31, 2003, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $12.3 million related to this interest rate swap agreement. We also entered into interest rate swap agreements to hedge our exposure to changes in the fair value of our 7.625% Senior Notes due 2012. At March 31, 2003, the 7.625% Senior Notes include a deferred gain, net of amortization, from previous interest rate swap terminations of $43.4 million. At March 31, 2003, our 6.45% Senior Notes, our 7.625% Senior Notes and our 6.125% Senior Notes include $3.5 million of unamortized debt discounts. The fair value adjustments, the deferred gain adjustment and the uanmortized debt discounts are excluded from this table.

   Distributions and Issuance of Additional Limited Partner Units

     We paid cash distributions of $46.5 million ($0.60 per Unit) and $33.5 million ($0.575 per Unit) for each of the three months ended March 31, 2003 and 2002, respectively. Additionally, we declared a cash distribution of $0.625 per Unit for the quarter ended March 31, 2003. We will pay the distribution of $49.4 million on May 9, 2003, to unitholders of record on April 30, 2003.

     On March 22, 2002, we sold in an underwritten public offering 1.92 million Units at $31.18 per Unit. The proceeds from the offering, net of underwriting discount, totaled approximately $57.3 million and were used to repay $50.0 million of the outstanding balance on the Three Year Facility, with the remaining amount being used for general purposes.

     On July 11, 2002, we sold in an underwritten public offering 3.0 million Units at $30.15 per Unit. The proceeds from the offering, net of underwriting discount, totaled approximately $86.6 million and were used to reduce borrowings under our Six-Month Term Loan. On August 14, 2002, 175,000 Units were sold upon exercise of the underwriters’ over-allotment option granted in connection with the offering on July 11, 2002. Proceeds from that sale totaled $5.1 million and were used for general purposes.

     On September 5, 2002, we sold in an underwritten public offering 3.8 million Units at $29.72 per Unit. The proceeds from the offering, net of underwriting discount, totaled approximately $108.1 million and were used to reduce borrowings under our Six-Month Term Loan. On September 19, 2002, 570,000 Units were sold upon exercise of the underwriters’ over-allotment option granted in connection with the offering on September 5, 2002. Proceeds from that sale totaled $16.2 million and were used to reduce borrowings under our Short-term Revolver.

     On November 7, 2002, we sold in an underwritten public offering 3.3 million Units at $26.83 per Unit. The proceeds from the offering, net of underwriting discount, totaled approximately $84.8 million and were used to reduce borrowings under our Short-term Revolver and Three Year Facility. On December 4, 2002, 495,000 Units were sold upon exercise of the underwriters’ over-allotment option granted in connection with the offering on

November 7, 2002. Proceeds from that sale totaled $12.7 million and were used to reduce borrowings under our Short-term Revolver and Three Year Facility.

   Future Capital Needs and Commitments

     We estimate that capital expenditures, excluding acquisitions, for 2003 will be approximately $64.1 million (which includes $3.6 million of capitalized interest). We expect to use approximately $22.2 million for revenue generating projects. Capital spending on revenue generating projects will include approximately $7.5 million for the expansion of our pumping capacity of LPGs into the Northeast markets, approximately $2.3 million for expansion of our Downstream Segment’s deliverability capacity, $5.0 million to expand Upstream Segment facilities and approximately $7.4 million for the expansion of Midstream assets. We expect to spend approximately $31.8 million to sustain existing operations, of which approximately $25.9 million will be for Downstream Segment pipeline projects, including the replacement of storage tanks and pipeline rehabilitation projects to comply with regulations enacted by the United States Department of Transportation Office of Pipeline Safety, $4.8 million for upgrades of our Upstream Segment and $1.1 million of capital expenditures to sustain existing operations on the Midstream Segment. An additional $10.1 million will be expended on system upgrade projects among all of our business segments including the replacement of a portion of our 20 inch pipeline crossing the Mississippi River for approximately $4.0 million. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present business segments. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or the issuance of additional equity.

     As of March 31, 2003, we had a working capital deficit of $4.0 million. In the event of any working capital shortfalls, we have approximately $235.0 million in available borrowing capacity under our Three Year Facility to cover these items.

     Our debt repayment obligations consist of payments for principal and interest on (i) outstanding principal amounts under the Three Year Facility due in April 2004 ($265.0 million outstanding at March 31, 2003), (ii) the TE Products $180.0 million 6.45% Senior Notes due January 15, 2008, (iii) the TE Products $210.0 million 7.51% Senior Notes due January 15, 2028, (iv) our $500.0 million 7.625% Senior Notes due February 15, 2012, and (v) our $200.0 million 6.125% Senior Notes due February 1, 2013.

     TE Products is contingently liable as guarantor for the lesser of one-half or $75.0 million principal amount (plus interest) of the borrowings of Centennial. We expect to contribute an additional $10.0 million to Centennial in 2003 to provide for its working capital needs. In January 2003, TE Products entered into a pipeline capacity lease agreement with Centennial for a period of five years. On February 10, 2003, TE Products acquired an additional 16.7% ownership interest in Centennial, bringing its ownership percentage to 50%.

     We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the limited guaranty of Centennial debt and leases covering assets utilized in several areas of our operations.

     The following table summarizes our debt repayment obligations and material contractual commitments as of March 31, 2003 (in millions):

	Amount of Commitment Expiration Per Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Three Year Facility	$265.0	$—	$265.0	$—	$—
6.45% Senior Notes due 2008 (1) (2)	180.0	—	—	180.0	—
7.51% Senior Notes due 2028 (1) (2)	210.0	—	—	—	210.0
7.625% Senior Notes due 2012 (2)	500.0	—	—	—	500.0
6.125% Senior Notes due 2013 (2)	200.0	—	—	—	200.0

Debt subtotal	1,355.0	—	265.0	180.0	910.0
Centennial cash contributions	10.0	10.0	—	—	—
Operating leases	33.1	9.4	16.6	6.3	0.8

Contractual commitments subtotal	43.1	19.4	16.6	6.3	0.8

Total	$1,398.1	$19.4	$281.6	$186.3	$910.8

(1)	Obligations of TE Products.

(2)	Our TE Products subsidiary entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its 7.51% Senior Notes due 2028. At March 31, 2003, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $12.3 million related to this interest rate swap agreement. We also entered into interest rate swap agreements to hedge our exposure to changes in the fair value of our 7.625% Senior Notes due 2012. At March 31, 2003, the 7.625% Senior Notes include a deferred gain, net of amortization, from previous interest rate swap terminations of $43.4 million. At March 31, 2003, our 6.45% Senior Notes, our 7.625% Senior Notes and our 6.125% Senior Notes include $3.5 million of unamortized debt discounts. The fair value adjustments, the deferred gain adjustments and the unamortized debt discounts are excluded from this table.

     We expect to repay the long-term, senior unsecured obligations and bank debt through the issuance of additional long-term senior unsecured debt at the time the 2008, 2012, 2013 and 2028 debt matures, issuance of additional equity, proceeds from dispositions of assets, cash flow from operations or any combination of the above items.

   Sources of Future Capital

     Historically, we have funded our capital commitments from operating cash flow and borrowings under bank credit facilities or bridge loans. We repaid these loans in part by the issuance of long term debt in capital markets and the public offering of Units. We expect future capital needs would be similarly funded to the extent not otherwise available from cash flow from operations.

     As of March 31, 2003, we had approximately $235.0 million in available borrowing capacity under the Three Year Facility.

     We expect that cash flows from operating activities will be adequate to fund cash distributions and capital additions necessary to sustain existing operations. However, future expansionary capital projects and acquisitions may require funding through proceeds from the sale of additional debt or equity capital markets offerings.

     On May 29, 2002, Moody’s Investors Service downgraded our senior unsecured debt rating to Baa3 from Baa2. Our subsidiary, TE Products was also included in this downgrade. These ratings were given with stable outlooks and followed our announcement of the acquisition of Val Verde. The downgrades reflect Moody’s concern that we have a high level of debt relative to many of our peers and that our debt may be continually higher than our long-term targets if we continue to make a series of acquisitions of increasingly larger size. Because of our high distribution rate, we are particularly reliant on external financing to finance our acquisitions. Moody’s indicated that our cash flows are becoming less predictable as a result of our acquisitions and expansion into the crude oil and natural gas gathering businesses. Further reductions in our credit ratings could increase the debt financing costs or possibly reduce the availability of financing. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change. In February 2003, Moody’s reaffirmed the Baa3 ratings for us and our subsidiary, TE Products.

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

     In 1994, we entered into an Agreed Order with the Indiana Department of Environmental Management (“IDEM”) that resulted in the implementation of a remediation program for groundwater contamination attributable to our operations at the Seymour, Indiana, terminal. In 1999, the IDEM approved a Feasibility Study, which includes our proposed remediation program. In March 2003, the IDEM issued a Record of Decision formally approving the remediation program. As the Record of Decision has been issued, we will enter into an Agreed Order for the continued operation and maintenance of the remediation program. We have an accrued liability of $0.3 million at March 31, 2003, for future remediation costs at the Seymour terminal. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At March 31, 2003, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

     On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a tank at our Blue Island terminal located in Cook County, Illinois. As a result of the release, we have entered into an Agreed Preliminary Injunction and Order (“Agreed Order”) with the State of Illinois. The Agreed Order requires us, in part, to complete a site investigation plan to delineate the scope of any potential contamination resulting from the release and to remediate any contamination. The Agreed Order does not contain any provision for any fines or penalties; however, it does not preclude the State of Illinois from assessing these at a later date. We do not expect that the completion of the remediation program will have a future material adverse effect on our financial position, results of operations or cash flows.

     At March 31, 2003, we have an accrued liability of $6.6 million related to various TCTM sites requiring environmental remediation activities. We also have a receivable at March 31, 2003, of $1.9 million from DEFS which is based on a contractual indemnity obligation we received in connection with our acquisition of assets from a DEFS affiliate in November 1998. The indemnity relates to future environmental remediation activities attributable to operations of these assets prior to our acquisition. Under this indemnity obligation, we are responsible for the first $3.0 million in specified environmental liabilities, and DEFS is responsible for those environmental liabilities in excess of $3.0 million, up to a maximum amount of $25.0 million. At December 31, 2002, the receivable balance from DEFS was $4.2 million. The majority of the receivable from DEFS related to remediation activities at the Velma crude oil site in Stephens County, Oklahoma. During the first quarter of 2003, we received $2.4 million from DEFS as partial payment on the receivable balance. The accrued liability balance at March 31, 2003, also includes an accrual of $2.3 million related to the Shelby crude oil site in Stephens County, Oklahoma. At March 31, 2003, it is uncertain if these costs related to Shelby are covered under the indemnity obligation from DEFS. We are currently in discussions with DEFS regarding these matters. We do not expect that the completion of remediation programs associated with TCTM activities will have a future material adverse effect on our financial position, results of operations or cash flows.

   New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not affect our financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, we are required to apply FIN 46 on July 1, 2003. In connection with the adoption of FIN 46, we evaluated our investments in Centennial, Seaway and MB Storage and determined that these entities are not variable interest entities as defined by FIN 46, and thus we have accounted for them as equity method investments (see Note 8. Equity Investments). The adoption of FIN 46 did not have an effect on our financial position, results of operations or cash flows.

Forward-Looking Statements

     The matters discussed in this Report include “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations. For additional discussion of such risks and uncertainties, see our Annual Report on Form 10-K, for the year ended December 31, 2002, and other filings we have made with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We may be exposed to market risk through changes in commodity prices and interest rates. We do not have foreign exchange risks. Our Risk Management Committee has established policies to monitor and control these market risks. The Risk Management Committee is comprised, in part, of senior executives of the Company.

     At March 31, 2003, we had $265.0 million outstanding under our variable interest rate revolving credit agreement. The interest rate is based, at our option, on either the lender’s base rate plus a spread or LIBOR plus a spread in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semiannually. Utilizing the balances of variable interest rate debt outstanding at March 31, 2003, including the effects of hedging activities discussed below, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $0.2 million.

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

     At March 31, 2003, TE Products had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008, and $210.0 million principal amount of 7.51% Senior Notes due 2028 (collectively the “TE Products Senior Notes”). At March 31, 2003, the estimated fair value of the TE Products Senior Notes was approximately $403.9 million. At March 31, 2003, we had outstanding $500.0 million principal amount of 7.625% Senior Notes due 2012 and $200.0 million principal amount of 6.125% Senior Notes due 2013. At March 31, 2003, the estimated fair value of the $500.0 million 7.625% Senior Notes and the $200.0 million 6.125% Senior Notes was approximately $566.9 million and $203.4 million, respectively.

     As of March 31, 2003, TE Products had an interest rate swap agreement in place to hedge its exposure to changes in the fair value of its fixed rate 7.51% TE Products Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes. Under the swap agreement, TE Products pays a floating rate based on a three month U.S. Dollar LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%. During the three months ended March 31, 2003, and 2002, we recognized reductions in interest expense of $2.4 million and $1.7 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the three months ended March 31, 2003, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap agreement was a gain of approximately $12.3 million and $13.6 million at March 31, 2003, and December 31, 2002, respectively. Utilizing the balance of the 7.51% TE Products Senior Notes outstanding at March 31, 2003, and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.1 million.

     As of March 31, 2003, we had an interest rate swap agreement in place to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facility. The term of the interest rate swap matches the maturity of the credit facility. We designated this swap agreement, which hedges exposure to variability in expected future cash flows attributed to changes in interest rates, as a cash flow hedge. The swap agreement is based on a notional amount of $250.0 million. Under the swap agreement, we pay a fixed rate of interest of 6.955% and receive a floating rate based on a three month U.S. Dollar LIBOR rate. Since this swap is designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. During the three months ended March 31, 2003, and 2002, we recognized increases in interest expense of $3.4 million and $3.2 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the three months ended March 31, 2003, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of the interest rate swap agreement was a loss of approximately $14.6 million and $20.1 million at March 31, 2003, and December 31, 2002, respectively. We anticipate that approximately $14.3 million of the fair value will be transferred into earnings over the next twelve months.

     On February 20, 2002, we entered into interest rate swap agreements, designated as fair value hedges, to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012. The swap agreements had a combined notional amount of $500.0 million and matured in 2012 to match the principal and maturity of the Senior Notes. Under the swap agreements, we paid a floating rate based on a U.S. Dollar LIBOR rate, plus a spread, and received a fixed rate of interest of 7.625%. On July 16, 2002, the swap agreements were terminated resulting in a gain of approximately $18.0 million. Concurrent with the swap terminations, we entered into new interest rate swap agreements, with identical terms as the previous swap agreements; however, the floating rate was based upon a spread of an additional 50 basis points. In December 2002, the swap agreements entered into on July 16, 2002, were terminated, resulting in a gain of approximately $26.9 million. The gains realized from the July 2002 and December 2002 swap terminations have been deferred as adjustments to the carrying value of the Senior Notes and are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the Senior Notes. In the event of early extinguishment of the Senior Notes, any remaining unamortized gains would be recognized in the consolidated statement of income at the time of extinguishment.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

          (a)      Exhibits:

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of TEPPCO Partners, L.P. (Filed as Exhibit 3.2 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

3.2	Third Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated September 21, 2001 (Filed as Exhibit 3.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

4.1	Form of Certificate representing Limited Partner Units (Filed as Exhibit 4.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

4.2	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.3	Form of Certificate representing Class B Units (Filed as Exhibit 4.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

4.4	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.5	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.6	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.7	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K for TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6	Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.7	Contribution Agreement between Duke Energy Transport and Trading Company and TEPPCO Partners, L.P., dated October 15, 1998 (Filed as Exhibit 10.16 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.8	Guaranty Agreement by Duke Energy Natural Gas Corporation for the benefit of TEPPCO Partners, L.P., dated November 30, 1998, effective November 1, 1998 (Filed as Exhibit 10.17 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.9+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.10	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.11	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.12+	Texas Eastern Products Pipeline Company Retention Incentive Compensation Plan, effective January 1, 1999 (Filed as Exhibit 10.24 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.13+	Form of Employment and Non-Compete Agreement between the Company and J. Michael Cockrell effective January 1, 1999 (Filed as Exhibit 10.29 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.14+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners,

L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.15+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.16+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.17	Amended and Restated Purchase Agreement By and Between Atlantic Richfield Company and Texas Eastern Products Pipeline Company With Respect to the Sale of ARCO Pipe Line Company, dated as of May 10, 2000. (Filed as Exhibit 2.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2000 and incorporated herein by reference).

10.18+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.19+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.20+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.21	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.22	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.23	Purchase and Sale Agreement By and Among Green River Pipeline, LLC and McMurry Oil Company, Sellers, and TEPPCO Partners, L.P., Buyer, dated as of September 7, 2000. (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.24	Credit Agreement Among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of September 28, 2001 ($400,000,000 Term Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.25	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.26	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders,

dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.27	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.28	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.29	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, dated September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.30	Amended and Restated Agreement of Limited Partnership of TCTM, L.P., dated September 21, 2001 (Filed as Exhibit 3.9 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.31	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.32	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.33	Agreement of Limited Partnership of TEPPCO Midstream Companies, L.P., dated September 24, 2001 (Filed as Exhibit 3.10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.34	Agreement of Partnership of Jonah Gas Gathering Company dated June 20, 1996 as amended by that certain Assignment of Partnership Interests dated September 28, 2001 (Filed as Exhibit 10.40 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.35	Unanimous Written Consent of the Board of Directors of TEPPCO GP, Inc. dated February 13, 2002 (Filed as Exhibit 10.41 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.36	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 10.44 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.37	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.38	Purchase and Sale Agreement between Burlington Resources Gathering Inc. as Seller and TEPPCO Partners, L.P., as Buyer, dated May 24, 2002 (Filed as Exhibit 99.1 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.39	Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, as Lenders dated as of June 27, 2002 ($200,000,000 Term Facility) (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.40	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.41	Amendment 1, dated as of June 27, 2002 to the Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 99.4 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.42	Agreement of Limited Partnership of Val Verde Gas Gathering Company, L.P., dated May 29, 2002 (Filed as Exhibit 10.48 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.43+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.43 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.44+	Amended and Restated TEPPCO Supplemental Benefit Plan, effective November 1, 2002 (Filed as Exhibit 10.44 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.45+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Second Amendment and Restatement, effective January 1, 2003 (Filed as Exhibit 10.45 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.46+	Amended and Restated Texas Eastern Products Pipeline Company, LLC Management Incentive Compensation Plan, effective January 1, 2003 (Filed as Exhibit 10.46 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.47+	Amended and Restated TEPPCO Retirement Cash Balance Plan, effective January 1, 2002 (Filed as Exhibit 10.47 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.48	Formation Agreement between Panhandle Eastern Pipe Line Company and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, dated as of August 10, 2000 (Filed as Exhibit 10.48 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.49	Amended and Restated Limited Liability Company Agreement of Centennial Pipeline LLC dated as of August 10, 2000 (Filed as Exhibit 10.49 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.50	Guaranty Agreement, dated as of September 27, 2002, between TE Products Pipeline Company, Limited Partnership and Marathon Ashland Petroleum LLC for Note

Agreements of Centennial Pipeline LLC (Filed as Exhibit 10.50 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.51	LLC Membership Interest Purchase Agreement By and Between CMS Panhandle Holdings, LLC, As Seller and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, Severally as Buyers, dated February 10, 2003 (Filed as Exhibit 10.51 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.52*	Joint Development Agreement between TE Products Pipeline Company, Limited Partnership and Louis Dreyfus Plastics Corporation dated February 10, 2000.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Partnership (Filed as Exhibit 21 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

99.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	A management contract or compensation plan or arrangement.

          (b)     Reports on Form 8-K filed during the quarter ended March 31, 2003:

Reports on Form 8-K were filed with the Securities and Exchange Commission on January 21, 2003, January 30, 2003, February 6, 2003 and March 4, 2003.

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

Date: May 1, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 1, 2003

Date

/s/ BARRY R. PEARL

Barry R. Pearl
President and Chief Executive Officer
Texas Eastern Products Pipeline Company, LLC, General Partner

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 1, 2003

Date

/s/ CHARLES H. LEONARD

Charles H. Leonard
Senior Vice President and Chief Financial Officer
Texas Eastern Products Pipeline Company, LLC, General Partner

Exhibit Index

Exhibit No.	Description

10.52	Joint Development Agreement between TE Products Pipeline Company, Limited Partnership and Louis Dreyfus Plastics Corporation dated February 10, 2000.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.