Form 10-Q
period 2003-09-30
TEPPCO PARTNERS LP
filed 2003-10-29
CIK 857644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Limited Partner Units outstanding as of October 29, 2003:   62,998,554

TEPPCO PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEPPCO PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,364	$30,968
Accounts receivable, trade (net of allowance for doubtful accounts of $5,395 and $4,537)	359,505	276,163
Accounts receivable, related parties	2,081	4,313
Inventories	17,546	17,166
Other	25,668	31,670

Total current assets	505,164	360,280

Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $328,350 and $338,746)	1,576,600	1,587,824
Equity investments	378,430	284,705
Intangible assets	437,506	465,374
Goodwill	16,944	16,944
Other assets	55,999	55,228

Total assets	$2,970,643	$2,770,355

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$364,381	$266,022
Accounts payable, related parties	15,969	6,619
Accrued interest	15,824	29,726
Other accrued taxes	13,536	11,260
Other	48,652	52,869

Total current liabilities	458,362	366,496

Senior Notes	1,135,576	945,692
Other long-term debt	225,000	432,000
Other liabilities and deferred credits	16,582	30,962
Redeemable Class B Units held by related party	—	103,363
Commitments and contingencies
Partners’ capital:
Accumulated other comprehensive loss	(6,821)	(20,055)
General partner’s interest	1,375	12,770
Limited partners’ interests	1,140,569	899,127

Total partners’ capital	1,135,123	891,842

Total liabilities and partners’ capital	$2,970,643	$2,770,355

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per Unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenues:
Sales of petroleum products	$946,402	$766,502	$2,849,594	$2,111,817
Transportation – Refined products	37,992	35,271	102,688	92,218
Transportation – LPGs	18,498	12,515	62,676	46,688
Transportation – Crude oil	6,813	6,809	20,777	20,032
Transportation – NGLs	9,996	11,157	29,335	28,007
Gathering – Natural gas	34,081	33,031	100,627	54,005
Mont Belvieu operations	—	3,726	—	11,121
Other	13,107	11,793	41,231	36,382

Total operating revenues	1,066,889	880,804	3,206,928	2,400,270

Costs and expenses:
Purchases of petroleum products	932,546	753,125	2,807,734	2,073,670
Operating, general and administrative	52,199	41,567	141,224	108,095
Operating fuel and power	10,413	9,599	30,560	25,431
Depreciation and amortization	22,562	24,551	73,362	58,191
Taxes – other than income taxes	3,904	4,875	13,403	12,854
Gain on sale of assets	—	—	(3,948)	—

Total costs and expenses	1,021,624	833,717	3,062,335	2,278,241

Operating income	45,265	47,087	144,593	122,029
Interest expense	(22,352)	(19,763)	(67,772)	(53,379)
Interest capitalized	1,815	1,338	3,374	4,476
Equity earnings	5,768	3,147	17,728	9,133
Other income (loss) – net	(5)	284	437	1,019

Net income	$30,491	$32,093	$98,360	$83,278

Net Income Allocation:
Limited Partner Unitholders	$21,620	$22,139	$69,361	$57,200
Class B Unitholder	—	1,873	1,806	5,107
General Partner	8,871	8,081	27,193	20,971

Total net income allocated	$30,491	$32,093	$98,360	$83,278

Basic net income per Limited Partner and Class B Unit	$0.36	$0.48	$1.21	$1.33

Diluted net income per Limited Partner and Class B Unit	$0.36	$0.48	$1.21	$1.32

Weighted average Limited Partner and Class B Units outstanding	60,517	50,007	58,675	46,991

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$98,360	$83,278
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	73,362	58,191
Earnings (losses) in equity investments, net of distributions	(6,988)	14,322
Gain on sale of assets	(3,948)	—
Non-cash portion of interest expense	4,223	4,018
Increase in accounts receivable	(83,343)	(71,503)
Increase in inventories	(380)	(4,450)
Increase in other current assets	(4,319)	(10,337)
Increase in accounts payable and accrued expenses	85,661	45,046
Other	14,031	22,021

Net cash provided by operating activities	176,659	140,586

Cash flows from investing activities:
Acquisition of additional interest in Centennial Pipeline LLC	(20,000)	—
Acquisition of crude oil assets	(5,459)	—
Proceeds from the sale of assets	8,531	3,380
Purchase of Val Verde Gas Gathering System	—	(444,150)
Purchase of Chaparral NGL System	—	(132,372)
Purchase of Jonah Gas Gathering Company	—	(7,319)
Investment in Centennial Pipeline LLC	(3,000)	(7,721)
Investment in Mont Belvieu Storage Partners, L.P.	(250)	—
Capital expenditures	(103,903)	(98,363)

Net cash used in investing activities	(124,081)	(686,545)

Cash flows from financing activities:
Proceeds from term and revolving credit facilities	382,000	662,000
Repayments on term and revolving credit facilities	(589,000)	(790,659)
Issuance of Senior Notes	198,570	497,805
Debt issuance costs	(3,079)	(7,025)
Proceeds from termination of interest rate swaps	—	17,984
Issuance of Limited Partner Units, net	287,554	275,264
Repurchase and retirement of Class B Units	(113,814)	—
General Partner’s contributions	2	5,627
Distributions paid	(145,415)	(108,379)

Net cash provided by financing activities	16,818	552,617

Net increase in cash and cash equivalents	69,396	6,658
Cash and cash equivalents at beginning of period	30,968	25,479

Cash and cash equivalents at end of period	$100,364	$32,137

Non-cash investing activities:
Net assets transferred to Mont Belvieu Storage Partners, L.P.	$61,408	$—

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$76,542	$30,475

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)
(in thousands, except Unit amounts)

	Outstanding			Accumulated
	Limited	General	Limited	Other
	Partner	Partner’s	Partners’	Comprehensive
	Units	Interest	Interests	Loss	Total

Partners’ capital at December 31, 2002	53,809,597	$12,770	$899,127	$(20,055)	$891,842
Issuance of Limited Partner Units, net	9,101,650	—	285,507	—	285,507
Retirement of Class B Units	—	—	(10,993)	—	(10,993)
Net gain on cash flow hedge	—	—	—	12,443	12,443
Reclassification due to discontinued portion of cash flow hedge	—	—	—	791	791
Net income allocation	—	27,193	69,361	—	96,554
Cash distributions	—	(38,590)	(104,478)	—	(143,068)
Issuance of Limited Partner Units upon exercise of options	87,307	2	2,045	—	2,047

Partners’ capital at September 30, 2003	62,998,554	$1,375	$1,140,569	$(6,821)	$1,135,123

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

     The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the management of the Company, of a normal and recurring nature and necessary for a fair statement of our financial position as of September 30, 2003, and the results of our operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2003, are not necessarily indicative of results of our operations for the full year 2003. You should read the interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2002. We have reclassified certain amounts from prior periods to conform with the current presentation.

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

Net Income Per Unit

     Basic net income per Limited Partner and Class B Unit (collectively, “Units”) is computed by dividing net income, after deduction of the General Partner’s interest, by the weighted average number of Units outstanding (a total of 60.5 million and 50.0 million Units for the three months ended September 30, 2003, and 2002, respectively, and 58.7 million and 47.0 million Units for the nine months ended September 30, 2003, and 2002, respectively). The General Partner’s percentage interest in our net income is based on its percentage of cash distributions from Available Cash for each period (see Note 10. Quarterly Distributions of Available Cash). The General Partner was allocated $8.9 million (representing 29.09%) and $8.1 million (representing 25.18%) of net income for the three months ended September 30, 2003, and 2002, respectively, and $27.2 million (representing 27.65%) and $21.0 million (representing 25.18%) of net income for the nine months ended September 30, 2003, and 2002, respectively.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The General Partner’s percentage interest in our net income increases as cash distributions paid per Unit increase, according to our limited partnership agreement.

     Diluted net income per Unit is similar to the computation of basic net income per Unit, except that the denominator is increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For the three months ended September 30, 2003, and 2002, the denominator was increased by 12,677 Units and 20,645 Units, respectively. For the nine months ended September 30, 2003, and 2002, the denominator was increased by 10,813 Units and 34,931 Units, respectively. During the third quarter of 2003, all remaining outstanding Unit options were exercised.

New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have not granted options for any periods presented. For options outstanding under our 1994 Long Term Incentive Plan, we followed the intrinsic value method of accounting for recognizing stock-based compensation expense. Under this method, we record no compensation expense for unit options granted when the exercise price of the options granted is equal to, or greater than, the market price of our Units on the date of the grant. Assuming we had used the fair value method of accounting for our unit option plan, pro forma net income for the nine months ended September 30, 2002, would be lower than reported net income by an immaterial amount. Pro forma net income would equal reported net income for the three months ended September 30, 2003, and 2002, and for the nine months ended September 30, 2003. Pro forma net income per Unit would equal reported net income per Unit for the periods presented. The adoption of SFAS 148 did not have an effect on our financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, we were required to apply FIN 46 on July 1, 2003. In connection with the adoption of FIN 46, we evaluated our investments in Centennial Pipeline LLC, Seaway Crude Pipeline Company and Mont Belvieu Storage Partners, L.P. and determined that these entities are not variable interest entities as defined by FIN 46, and thus we have accounted for them as equity method investments (see Note 7. Equity Investments). The adoption of FIN 46 did not have an effect on our financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to conform and incorporate derivative implementation issues and subsequently issued accounting guidance. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and amends certain other existing pronouncements. SFAS 149 is effective for contracts

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

entered into or modified after June 30, 2003, and should be applied prospectively. However, certain SFAS 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We adopted SFAS 149 effective July 1, 2003. The adoption of SFAS 149 did not have a material effect on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). We adopted SFAS 150 effective July 1, 2003. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations or cash flows.

     In May 2003, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 03-04, Accounting for “Cash Balance” Pension Plans, to specifically address the accounting for certain cash balance pension plans. The consensus reached in EITF 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring benefit obligations and annual cost of benefits earned as opposed to the projected unit credit method. We have historically accounted for our cash balance plans as defined benefit plans; however, we are required to adopt the measurement provisions of EITF 03-04 in our cash balance plans’ next measurement date of December 31, 2003. Any differences in the measurement of the obligation as a result of applying the consensus will be reported as a component of actuarial gain or loss. We do not believe that the adoption of EITF 03-04 will have a material effect on our financial position, results of operations or cash flows.

     In May 2003, the EITF reached consensus in EITF 01-08, Determining Whether an Arrangement Contains a Lease, to clarify the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF 01-08 requires both parties in an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, Accounting For Leases. We have historically leased storage capacity to outside parties and entered into pipeline capacity lease agreements both as the lessee and as the lessor. Upon application of EITF 01-08, the accounting requirements under the consensus could affect the timing of revenue and expense recognition, and revenues reported as transportation and storage services might have to be reported as rental or leasing income. Should capital-lease treatment be necessary, purchasers of transportation and storage services in the arrangements would have to recognize new assets on their balance sheets. The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning after May 28, 2003. Previous arrangements that would be leases or would contain a lease according to the consensus will continue to be accounted for as transportation and storage purchases or sales arrangements. The adoption of EITF 01-08 did not have a material effect on our financial position, results of operations or cash flows.

     In July 2003, the EITF reached consensus in EITF 03-11, Reporting Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes. In a 2002 Issue, the EITF reached a consensus that all gains and losses (realized and unrealized) on derivative instruments within the scope of SFAS 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. However, the EITF recognized that there may be contracts within the scope of SFAS 133 considered not held for trading purposes that warrant further consideration as to the appropriate income statement classification of the gains and losses. In EITF 03-11, the EITF clarified certain criteria to use in determining whether gains and losses related to non-trading derivative instruments should be shown net in the income statement. The adoption of EITF 03-11 did not have a material effect on our financial position, results of operations or cash flows.

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

     The Downstream Segment assets consist primarily of an interstate trunk pipeline system and a series of storage facilities that originate along the upper Texas Gulf Coast and extend through the Midwest and northeastern United States. We transport refined products, LPGs and petrochemicals through the pipeline system. These products are primarily received in the south end of the system and stored and/or transported to various points along the system per customer nominations. The Upstream Segment’s operations include purchasing crude oil from producers at the wellhead and providing delivery, storage and other services to its customers. The properties in the Upstream Segment consist of interstate trunk pipelines, pump stations, trucking facilities, storage tanks and various gathering systems primarily in Texas and Oklahoma. The Midstream Segment gathers natural gas from wells owned by producers and transports natural gas and NGLs on its pipeline systems, primarily in Texas, Wyoming, New Mexico and Colorado. The Midstream Segment also owns and operates two NGL fractionator facilities in Colorado.

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

     In order to determine a removal date for our gathering lines and related surface assets, reserve information regarding the production life of the specific field is required. As a transporter and gatherer of crude oil and natural gas, we are not a producer of the field reserves, and we therefore do not have access to adequate forecasts that predict the timing of expected production for existing reserves on those fields in which we gather crude oil and natural gas. In the absence of such information, we are not able to make a reasonable estimate of when future dismantlement and removal dates of our gathering assets will occur. With regard to our trunk and interstate pipelines and their related surface assets, it is impossible to predict when demand for transportation of the related products will cease. Our right-of-way agreements allow us to maintain the right-of-way rather than remove the pipe. In addition, we can evaluate our trunk pipelines for alternative uses, which can be and have been found.

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

     At September 30, 2003, we had $16.9 million of unamortized goodwill and $25.5 million of excess investment in our equity investment in Seaway Crude Pipeline Company (equity method goodwill). The excess investment is included in our equity investments account at September 30, 2003. The following table presents the carrying amount of goodwill and equity method goodwill at September 30, 2003, by business segment (in thousands):

	Downstream	Midstream	Upstream	Segments
	Segment	Segment	Segment	Total

Goodwill	$—	$2,777	$14,167	$16,944
Equity method goodwill	—	—	25,502	25,502

Other Intangible Assets

     The following table reflects the components of amortized intangible assets at September 30, 2003, and December 31, 2002 (in thousands):

	September 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Fractionation agreement	$38,000	$(10,450)	$38,000	$(9,025)
Natural gas gathering contracts	462,449	(54,680)	462,449	(28,710)
Other	3,745	(1,558)	3,745	(1,085)

Total	$504,194	$(66,688)	$504,194	$(38,820)

     At September 30, 2003, we had $33.4 million of excess investment in our equity investment in Centennial Pipeline LLC, which was created upon formation of the company (see Note 7. Equity Investments). The excess investment is included in our equity investments account at September 30, 2003. This excess investment is accounted for as an intangible asset with an indefinite life. We will assess the intangible asset for impairment on an annual basis.

     SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. With respect to our natural gas gathering contracts, we update throughput estimates and evaluate the remaining expected useful life of the contract assets on a quarterly basis based on the best available information. Amortization expense on intangible assets was $8.1 million and $10.1 million for the three months ended September 30, 2003 and 2002,

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

respectively, and $27.9 million and $19.4 million for the nine months ended September 30, 2003 and 2002, respectively.

     The value assigned to our intangible assets for natural gas gathering contracts is amortized on a unit-of-production basis, based upon the actual throughput of the system over the expected total throughput for the lives of the contracts. Due to our recent expansions on the gathering systems at Jonah Gas Gathering Company (“Jonah”) and because of certain limited production forecasts obtained from producers on the Jonah system related to the expansions, we increased, in the second quarter of 2003, our best estimate of future throughput on the Jonah system. This increase in the estimate of future throughput extends the amortization period of Jonah’s natural gas gathering contracts by an estimated 9 years, increasing from approximately 16 years to 25 years. Further revisions to this estimate may occur as additional production information is made available to us.

     The following table sets forth the estimated amortization expense on intangible assets for the years ending December 31 (in thousands):

2003	$35,872
2004	34,537
2005	39,534
2006	36,834
2007	33,990

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

     On June 27, 2003, we repaid the amounts outstanding under the revolving credit facility with borrowings under a new three year revolving credit facility and canceled the old facility (see Note 9. Debt). We redesignated this interest rate swap as a hedge of our exposure to increases in the benchmark interest rate underlying the new variable rate revolving credit facility. During the nine months ended September 30, 2003, and 2002, we recognized increases in interest expense of $10.7 million and $9.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.

     During the quarter ended September 30, 2003, we determined that we would repay a portion of the amount outstanding under the revolving credit facility with proceeds from our Unit offering in August 2003 (see Note 8. Partners’ Capital) resulting in a reduction of probable future interest payments under the credit facility. As a result, we measured and reclassified amounts previously accumulated in other comprehensive income related to the discontinued portion of the hedge and recognized a loss of $0.8 million, which has been included in interest expense. The total fair value of the interest rate swap was a loss of approximately $7.6 million and $20.1 million at September 30, 2003, and December 31, 2002, respectively. Losses recognized in other comprehensive income of approximately $6.8 million related to the portion of the interest rate swap hedging probable future interest payments will be transferred into earnings over the remaining term of the interest rate swap agreement. Changes in the fair

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

value of the portion of the interest rate swap related to the discontinued hedge will be recorded in earnings currently over the remaining term of the interest rate swap.

     On October 4, 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes. Under the swap agreement, TE Products pays a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%. During the nine months ended September 30, 2003, and 2002, we recognized reductions in interest expense of $7.4 million and $5.4 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarter ended September 30, 2003, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap was a gain of approximately $7.3 million and $13.6 million at September 30, 2003, and December 31, 2002, respectively.

     On February 20, 2002, we entered into interest rate swap agreements, designated as fair value hedges, to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012. The swap agreements had a combined notional amount of $500.0 million and matured in 2012 to match the principal and maturity of the Senior Notes. Under the swap agreements, we paid a floating rate of interest based on a U.S. Dollar LIBOR rate, plus a spread, and received a fixed rate of interest of 7.625%. On July 16, 2002, the swap agreements were terminated resulting in a gain of approximately $18.0 million. Concurrent with the swap terminations, we entered into new interest rate swap agreements, with identical terms as the previous swap agreements; however, the floating rate of interest was based upon a spread of an additional 50 basis points. In December 2002, the swap agreements entered into on July 16, 2002, were terminated, resulting in a gain of approximately $26.9 million. The gains realized from the July 2002 and December 2002 swap terminations have been deferred as adjustments to the carrying value of the Senior Notes and are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the Senior Notes. At September 30, 2003, the unamortized balance of the deferred gains was $41.5 million. In the event of early extinguishment of the Senior Notes, any remaining unamortized gains would be recognized in the consolidated statement of income at the time of extinguishment.

NOTE 5. ACQUISITIONS AND DISPOSITIONS

Jonah Gas Gathering Company

     On September 30, 2001, we completed the purchase of Jonah from Alberta Energy Company for $359.8 million. This purchase served as our entry into the natural gas gathering industry. We paid an additional $7.3 million on February 4, 2002, for final purchase adjustments related primarily to construction projects in progress at the time of closing. Under a contractual agreement, DEFS manages and operates Jonah on our behalf.

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

plant and equipment. Accordingly, the results of the acquisition are included in the consolidated financial statements from March 1, 2002.

Val Verde Gas Gathering Company

     On June 30, 2002, we completed the purchase of Val Verde Gas Gathering Company (“Val Verde”) for $444.2 million from Burlington Resources Gathering Inc., a subsidiary of Burlington Resources Inc., including acquisition related costs of approximately $1.2 million. We funded the purchase by borrowings of $168.0 million under our $500.0 million revolving credit facility, $72.0 million under our 364-day revolving credit facility and $200.0 million under a six-month term loan with SunTrust Bank (see Note 9. Debt). The remaining purchase price was funded through working capital sources of cash. The Val Verde system gathers coal bed methane (“CBM”) from the San Juan Basin in New Mexico and Colorado. The system is one of the largest CBM gathering and treating facilities in the United States. Under a contractual agreement, DEFS manages and operates Val Verde on our behalf. We accounted for the acquisition of these assets under the purchase method of accounting. Accordingly, the results of the acquisition are included in the consolidated financial statements from June 30, 2002.

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

     The following table presents our unaudited pro forma results as though the acquisition of Val Verde occurred at the beginning of 2002 (in thousands, except per Unit amounts). The unaudited pro forma results give effect to certain pro forma adjustments including depreciation and amortization expense adjustments of property, plant and equipment and intangible assets based upon the purchase price allocations, interest expense related to financing the acquisition, amortization expense of debt issue costs and the removal of income tax effects in historical results of operations. The pro forma results do not include operating efficiencies or revenue growth from historical results.

Nine Months Ended
September 30,
2002

Revenues	$2,438,055
Operating income	133,499
Net income	89,944
Basic and diluted net income per Limited Partner and Class B Unit	$1.18

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     The summarized pro forma information has been prepared for comparative purposes only. It is not intended to be indicative of the actual operating results that would have occurred had the acquisition been consummated at the beginning of 2002, or the results which may be attained in the future.

Rancho Pipeline

     We owned an approximate 25% undivided joint interest in the Rancho Pipeline, which was a crude oil pipeline system from West Texas to Houston, Texas, acquired in connection with our acquisition of crude oil assets in 2000. In March 2003, the Rancho Pipeline ceased operations, and segments of the pipeline were sold to certain of the owners which previously held undivided interests in the pipeline. We acquired approximately 230 miles of the pipeline in exchange for cash of $5.5 million and our interests in other portions of the Rancho Pipeline. We sold part of the segment we acquired to other entities for cash and assets valued at approximately $8.5 million. We recorded a net gain of $3.9 million on the transactions, which is included in the gain on sale of assets in our consolidated statements of income.

NOTE 6. INVENTORIES

     Inventories are carried at the lower of cost (based on weighted average cost method) or market. The major components of inventories were as follows (in thousands):

	September 30,	December 31,
	2003	2002

Gasolines	$557	$4,700
Butanes	4,222	1,991
Transmix	2,632	2,526
Other products	2,950	3,836
Materials and supplies	7,185	4,113

Total	$17,546	$17,166

     The costs of inventories did not exceed market values at September 30, 2003, and December 31, 2002.

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

     In August 2000, TE Products entered into agreements with Panhandle Eastern Pipeline Company (“PEPL”), a former subsidiary of CMS Energy Corporation, and Marathon Ashland Petroleum LLC (“Marathon”) to form Centennial Pipeline LLC (“Centennial”). Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to Illinois. Through February 9, 2003, each participant owned a one-

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

third interest in Centennial. On February 10, 2003, TE Products and Marathon each acquired an additional interest in Centennial from PEPL for $20.0 million each, increasing their percentage ownerships in Centennial to 50% each. During the nine months ended September 30, 2003, excluding the amount paid for the acquisition of the additional ownership interest, TE Products contributed approximately $3.0 million to Centennial, which is included in the equity investment balance at September 30, 2003.

     As of January 1, 2003, TE Products and Louis Dreyfus Energy Services, L.P. (“Louis Dreyfus”) effectively formed Mont Belvieu Storage Partners, L.P. (“MB Storage”). TE Products and Louis Dreyfus each own a 50% ownership interest in MB Storage. The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections. MB Storage is a service-oriented, fee-based venture with no commodity trading activity. TE Products continues to operate the facilities for MB Storage. Effective January 1, 2003, TE Products contributed property and equipment with a net book value of $67.4 million to MB Storage. Additionally, as of the contribution date, Louis Dreyfus had invested $6.1 million for expansion projects for MB Storage that TE Products was required to reimburse if the original joint development and marketing agreement was terminated by either party. This deferred liability was also contributed and converted to the capital account of Louis Dreyfus in MB Storage. TE Products receives the first $1.8 million per quarter (or $7.2 million on an annual basis) of MB Storage’s earnings before interest, taxes, depreciation and amortization, as defined in the operating agreement. Any amount of MB Storage’s earnings before interest, taxes, depreciation and amortization in excess of the $7.2 million is allocated evenly between TE Products and Louis Dreyfus. For the nine months ended September 30, 2003, TE Products’ sharing ratio in the earnings of MB Storage was approximately 74%.

     We use the equity method of accounting to account for our investments in Seaway, Centennial and MB Storage. Summarized combined financial information for Seaway, Centennial and MB Storage for the nine months ended September 30, 2003, and for Seaway and Centennial for the nine months ended September 30, 2002, is presented below (in thousands):

	Nine Months Ended
	September 30,

	2003	2002

Revenues	$96,941	$60,960
Net income	30,947	6,848

     Summarized combined balance sheet data for Seaway, Centennial and MB Storage as of September 30, 2003, and for Seaway and Centennial as of December 31, 2002, is presented below (in thousands):

	September 30,	December 31,
	2003	2002

Current assets	$68,741	$32,528
Noncurrent assets	609,549	551,324
Current liabilities	35,761	28,681
Long-term debt	140,000	140,000
Noncurrent liabilities	14,234	14,875
Partners’ capital	488,295	400,296

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
(Unaudited)

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

     On August 7, 2003, we sold in an underwritten public offering 5.0 million Units at $34.68 per Unit. The proceeds from the offering, net of underwriting discount, totaled approximately $166.0 million. On August 19, 2003, 162,900 Units were sold upon exercise of the underwriters’ over-allotment option granted in connection with the offering on August 7, 2003. Proceeds from the over-allotment sale, net of underwriting discount, totaled $5.4 million. Approximately $38.0 million of the proceeds were used to repay indebtedness under our revolving credit facility. The remaining proceeds will be used to fund revenue-generating and system upgrade capital expenditures during the remainder of 2003, and $21.0 million will be used to fund the acquisition of additional crude oil facilities (see Note 15. Subsequent Event). The remaining amount will be used for general partnership purposes.

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

     The TE Products Senior Notes do not have sinking fund requirements. Interest on the TE Products Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The TE Products Senior Notes are unsecured obligations of TE Products and rank on a parity with all other unsecured and unsubordinated indebtedness of TE Products. The indenture governing the TE Products Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of September 30, 2003, TE Products was in compliance with the covenants of the TE Products Senior Notes.

     On February 20, 2002, we completed the issuance of $500.0 million principal amount of 7.625% Senior Notes due 2012. The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the term of the notes. We used the proceeds from the offering to reduce a portion of the outstanding balances of our credit facilities, including those issued in connection with the acquisition of Jonah. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing our 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

additional indebtedness. As of September 30, 2003, we were in compliance with the covenants of these Senior Notes.

     On January 30, 2003, we completed the issuance of $200.0 million principal amount of 6.125% Senior Notes due 2013. The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their face value over the term of the notes. We used $182.0 million of the proceeds from the offering to reduce the outstanding principal on our $500.0 million revolving credit facility to $250.0 million. The balance of the net proceeds received was used for general partnership purposes. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing our 6.125% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of September 30, 2003, we were in compliance with the covenants of these Senior Notes.

     We have entered into interest rate swap agreements to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above. See Note 4. Derivative Financial Instruments.

Other Long Term Debt and Credit Facilities

     On April 6, 2001, we entered into a $500.0 million revolving credit facility including the issuance of letters of credit of up to $20.0 million (“Three Year Facility”). The interest rate was based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contained certain restrictive financial covenant ratios. During 2002, borrowings under the Three Year Facility were used to finance the acquisitions of Chaparral on March 1, 2002, and Val Verde on June 30, 2002, and for general partnership purposes. During 2002, repayments were made on the Three Year Facility with proceeds from the issuance of our 7.625% Senior Notes, proceeds from the issuance of additional Units and proceeds from the termination of interest rate swaps (see Note 4. Derivative Financial Instruments). During the first quarter of 2003, we repaid $182.0 million of the outstanding balance of the Three Year Facility with proceeds from the issuance of our 6.125% Senior Notes on January 30, 2003. On June 27, 2003, we repaid the outstanding balance under the Three Year Facility with borrowings under a new credit facility, and canceled the Three Year Facility.

     On June 27, 2003, we entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”). The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios. We borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility. On September 30, 2003, $225.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate, before the effects of hedging activities, of 1.9%. At September 30, 2003, we were in compliance with the covenants in this credit agreement.

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

     The following table summarizes the principal outstanding under our credit facilities as of September 30, 2003, and December 31, 2002 (in thousands):

	September 30,	December 31,
	2003	2002

Long Term Credit Facilities:
Three Year Facility, due April 2004	$—	$432,000
Revolving Credit Facility, due June 2006	225,000	—
6.45% TE Products Senior Notes, due January 2008	179,868	179,845
7.625% Senior Notes, due February 2012	498,161	497,995
6.125% Senior Notes, due February 2013	198,696	—
7.51% TE Products Senior Notes, due January 2028	210,000	210,000

Total borrowings	1,311,725	1,319,840
Adjustment to carrying value associated with hedges of fair value	48,851	57,852

Total Long Term Credit Facilities	$1,360,576	$1,377,692

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

     The following table reflects the allocation of total distributions paid during the nine months ended September 30, 2003, and 2002 (in thousands, except per Unit amounts).

	Nine Months Ended September 30,

	2003	2002

Limited Partner Units	$104,478	$74,924
General Partner Ownership Interest	2,180	1,669
General Partner Incentive	36,410	24,933

Total Partners’ Capital Cash Distributions	143,068	101,526
Class B Units	2,347	6,853

Total Cash Distributions Paid	$145,415	$108,379

Total Cash Distributions Paid Per Unit	$1.850	$1.750

     On November 7, 2003, we will pay a cash distribution of $0.65 per Unit for the quarter ended September 30, 2003. The third quarter 2003 cash distribution will total approximately $57.1 million.

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

     Our Downstream Segment revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. The two largest operating expense items of the Downstream Segment are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating. Our Downstream Segment also includes the results of operations of the northern portion of the Dean Pipeline. Beginning in January 2003, the northern portion of the Dean Pipeline was converted to transport refinery grade propylene (“RGP”) from Mont Belvieu to Point Comfort, Texas. As a result, the revenues and expenses of the northern portion of the Dean Pipeline are included in the Downstream Segment. Our Downstream Segment also includes our equity investments in Centennial and MB Storage (see Note 7. Equity Investments).

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     Our Upstream Segment revenues are earned from gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals, principally in Oklahoma, Texas and the Rocky Mountain region. Marketing operations consist primarily of aggregating purchased crude oil along our pipeline systems, or from third party pipeline systems, and arranging the necessary transportation logistics for the ultimate sale of the crude oil to local refineries, marketers or other end users. Our Upstream Segment also includes the equity earnings from our investment in Seaway. Seaway consists of large diameter pipelines that transport crude oil from Seaway’s marine terminals on the U.S. Gulf Coast to Cushing, Oklahoma, a crude oil distribution point for the Central United States, and to refineries in the Texas City and Houston areas.

     Our Midstream Segment revenues are earned from the fractionation of NGLs in Colorado, transportation of NGLs from two trunkline NGL pipelines in South Texas, two NGL pipelines in East Texas and a pipeline system (Chaparral) from West Texas and New Mexico to Mont Belvieu; the gathering of natural gas in the Green River Basin in southwestern Wyoming, through Jonah and the gathering of CBM in the San Juan Basin in New Mexico and Colorado, through Val Verde. DEFS manages and operates the Val Verde, Jonah and Chaparral assets for us under contractual agreements. The results of operations of the Chaparral and Val Verde acquisitions are included in periods subsequent to their respective acquisition dates (see Note 5. Acquisitions and Dispositions).

     The table below includes interim financial information by reporting segment for the interim periods ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30, 2003

	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated

Revenues	$65,009	$955,977	$46,045	$1,067,031	$(142)	$1,066,889
Purchases of petroleum products	—	932,688	—	932,688	(142)	932,546
Operating expenses, including power	40,336	14,792	11,388	66,516	—	66,516
Depreciation and amortization expense	7,127	2,594	12,841	22,562	—	22,562

Operating income	17,546	5,903	21,816	45,265	—	45,265
Equity earnings (losses)	(1,437)	7,205	—	5,768	—	5,768
Other income, net	70	(183)	108	(5)	—	(5)

Earnings before interest	$16,179	$12,925	$21,924	$51,028	$—	$51,028

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended September 30, 2002

	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated

Revenues	$58,754	$776,036	$46,210	$881,000	$(196)	$880,804
Purchases of petroleum products	—	753,321	—	753,321	(196)	753,125
Operating expenses, including power	31,530	12,238	12,273	56,041	—	56,041
Depreciation and amortization expense	7,496	2,117	14,938	24,551	—	24,551

Operating income	19,728	8,360	18,999	47,087	—	47,087
Equity earnings (losses)	(2,019)	5,166	—	3,147	—	3,147
Other income, net	77	533	40	650	(366)	284

Earnings before interest	$17,786	$14,059	$19,039	$50,884	$(366)	$50,518

	Nine Months Ended September 30, 2003

	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated

Revenues	$193,032	$2,878,055	$137,411	$3,208,498	$(1,570)	$3,206,928
Purchases of petroleum products	—	2,809,304	—	2,809,304	(1,570)	2,807,734
Operating expenses, including power	108,153	43,384	33,650	185,187	—	185,187
Depreciation and amortization expense	21,341	8,125	43,896	73,362	—	73,362
Gain on sale of assets	—	(3,948)	—	(3,948)	—	(3,948)

Operating income	63,538	21,190	59,865	144,593	—	144,593
Equity earnings (losses)	(2,632)	20,360	—	17,728	—	17,728
Other income, net	119	219	172	510	(73)	437

Earnings before interest	$61,025	$41,769	$60,037	$162,831	$(73)	$162,758

	Nine Months Ended September 30, 2002

	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated

Revenues	$172,996	$2,139,703	$88,946	$2,401,645	$(1,375)	$2,400,270
Purchases of petroleum products	—	2,075,045	—	2,075,045	(1,375)	2,073,670
Operating expenses, including power	89,352	36,759	20,269	146,380	—	146,380
Depreciation and amortization expense	21,692	6,270	30,229	58,191	—	58,191

Operating income	61,952	21,629	38,448	122,029	—	122,029
Equity earnings (losses)	(5,005)	14,138	—	9,133	—	9,133
Other income, net	271	893	221	1,385	(366)	1,019

Earnings before interest	$57,218	$36,660	$38,669	$132,547	$(366)	$132,181

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     The following table provides the total assets, capital expenditures and significant non-cash investing activities for each segment as of and for the periods ended September 30, 2003, and December 31, 2002 (in thousands):

	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated

September 30, 2003:
Total assets	$915,895	$834,285	$1,220,974	$2,971,154	$(511)	$2,970,643
Capital expenditures	38,277	8,000	57,481	103,758	145	103,903
Non-cash investing activities	61,408	—	—	61,408	—	61,408
December 31, 2002:
Total assets	883,163	724,860	1,174,010	2,782,033	(11,678)	2,770,355
Capital expenditures	60,900	10,212	62,260	133,372	—	133,372

     The following table reconciles the segments total earnings before interest to consolidated net income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Earnings before interest	$51,028	$50,518	$162,758	$132,181
Interest expense	(22,352)	(19,763)	(67,772)	(53,379)
Interest capitalized	1,815	1,338	3,374	4,476

Net income	$30,491	$32,093	$98,360	$83,278

NOTE 12. COMMITMENTS AND CONTINGENCIES

     In the fall of 1999 and on December 1, 2000, the General Partner and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the General Partner and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et al. (including the General Partner and Partnership). In both cases, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. We have filed an answer to both complaints, denying the allegations, as well as various other motions. These cases are not covered by insurance. Discovery is ongoing, and we are defending ourselves vigorously against the lawsuits. The plaintiffs have not stipulated the amount of damages that they are seeking in the suits. We cannot estimate the loss, if any, associated with these pending lawsuits.

     On December 21, 2001, TE Products was named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, styled Rebecca L. Grisham et al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that our pipeline, which crosses the plaintiffs’ property, leaked toxic products onto the plaintiffs’ property. The plaintiffs further contend that this leak caused damages to the plaintiffs. We have filed an answer to the plaintiffs’ petition denying the allegations. The plaintiffs have not stipulated the

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

amount of damages they are seeking in the suit. We are defending ourselves vigorously against the lawsuit. We cannot estimate the damages, if any, associated with this pending lawsuit; however, this case is covered by insurance.

     On April 19, 2002, we, through our subsidiary TEPPCO Crude Oil, L.P., filed a declaratory judgment action in the U.S. District Court for the Western District of Oklahoma against D.R.D. Environmental Services, Inc. (“D.R.D.”) seeking resolution of billing and other contractual disputes regarding potential overcharges for environmental remediation services provided by D.R.D. On May 28, 2002, D.R.D. filed a counterclaim for alleged breach of contract in the amount of $2,243,525, and for unspecified damages for alleged tortious interference with D.R.D.’s contractual relations with DEFS. On July 16, 2003, the parties entered into a Settlement Agreement and Mutual Release, dismissing all claims and counterclaims against each other. The terms of the Settlement Agreement and Mutual Release did not have a material adverse effect on our financial position, results of operations or cash flows.

     In May 2003, the General Partner was named as a defendant in a lawsuit styled John R. James, et al. v. J Graves Insulation Company, et al. as filed in the first Judicial District Court, Caddo Parish, Louisiana. There are numerous plaintiffs identified in the action that are alleged to have suffered damages as the result of alleged exposure to asbestos-containing products and materials. According to the petition and as a result of a preliminary investigation, the General Partner believes that the only claim asserted against it results from one individual for the period from July 1971 through June 1972, who is alleged to have worked on a facility owned by the General Partner’s predecessor. This period represents a small portion of the total alleged exposure period from January 1964 through December 2001 for this individual. The individual’s claims involve numerous employers and alleged job sites. Currently, the General Partner has been unable to confirm involvement by the General Partner or its predecessors with the alleged location, and it is currently uncertain whether this case is covered by insurance. Discovery is planned, and the General Partner intends to defend itself vigorously against this lawsuit. The plaintiffs have not stipulated the amount of damages that they are seeking in this suit. We are obligated to reimburse the General Partner for any costs it incurs related to this lawsuit. We cannot estimate the loss, if any, associated with this pending lawsuit. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

     On April 2, 2003, Centennial was served with a petition in a matter styled Adams, et al. v. Centennial Pipeline Company LLC, et al. This matter involves approximately 2,000 plaintiffs who allege that over 200 defendants, including Centennial, generated, transported, and/or disposed of hazardous and toxic waste at two sites in Bayou Sorrell, Louisiana, an underground injection well and a landfill. The plaintiffs allege personal injuries ranging from headaches and allergies to birth defects, cancer and death. The underground injection well has been in operation since May 1976. Based upon current information, Centennial appears to be a de minimis contributor, having used the disposal site during the two month time period of December 2001 to January 2002. The plaintiffs have made a global settlement offer of $198.5 million. The defendants have rejected this offer and are preparing to make a global settlement counteroffer. Marathon is handling this matter for Centennial under its operating agreement with Centennial. TE Products has a 50% ownership interest in Centennial. Based upon Centennial’s limited involvement with the disposal site, we do not believe that the outcome of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as to adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At September 30, 2003, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

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

     At September 30, 2003, we have an accrued liability of $6.8 million related to various TCTM sites requiring environmental remediation activities. Under the terms of the agreement through which we acquired various crude oil assets from DETTCO, we received a five year contractual indemnity obligation for environmental liabilities not otherwise assumed by us that are attributable to the operations of the assets prior to our acquisition. The indemnity expires on November 30, 2003. Under the agreement, we are responsible for the first $3.0 million in environmental liabilities covered by DETTCO’s indemnification obligation, and DETTCO is responsible for specified environmental liabilities in excess of $3.0 million, up to a maximum amount of $25.0 million. At December 31, 2002, we had a receivable balance from DETTCO of $4.2 million, the majority of which related to remediation activities at the Velma, Oklahoma crude oil site. On March 31, 2003, we received a $2.4 million payment from DETTCO for environmental liabilities we incurred that were covered under the indemnity obligation with DETTCO. The remaining $1.8 million due was determined by us as not attributable to DETTCO's indemnity obligation and was written off. Our accrued liability balance at September 30, 2003, also included an accrual of $2.3 million related to environmental liabilities incurred by DETTCO on a crude oil site in Stephens County, Oklahoma. In connection with the expiration of the DETTCO indemnity obligation, we are in discussions with DETTCO regarding a settlement with respect to certain environmental liabilities under the agreement, including the crude oil site in Stephens County. We do not expect that the completion of remediation programs associated with TCTM activities will have a future material adverse effect on our financial position, results of operations or cash flows.

     Centennial entered into credit facilities totaling $150.0 million, and as of September 30, 2003, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of its pipeline system. TE Products and Marathon have each guaranteed one-half of Centennial’s debt, up to a maximum amount of $75.0 million each.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 13. COMPREHENSIVE INCOME

     SFAS No. 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments to be reported in a financial statement. As of and for the nine months ended September 30, 2003, and 2002, the components of comprehensive income were due to the interest rate swap related to our variable rate revolving credit facility, which is designated as a cash flow hedge. Changes in the fair value of the cash flow hedge, to the extent the hedge is effective, are recognized in other comprehensive income until the hedge interest costs are recognized in earnings. The table below reconciles reported net income to total comprehensive income for the three months and nine months ended September 30, 2003, and 2002 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$30,491	$32,093	$98,360	$83,278
Net income (loss) on cash flow hedge	3,739	(2,216)	12,443	(1,868)

Total comprehensive income	$34,230	$29,877	$110,803	$81,410

     The accumulated balance of other comprehensive loss related to cash flow hedges is as follows (in thousands):

Balance at December 31, 2001	$(20,324)
Transferred to earnings	12,883
Change in fair value of cash flow hedge	(12,614)

Balance at December 31, 2002	$(20,055)
Reclassification due to discontinued portion of cash flow hedge	791
Transferred to earnings	10,704
Change in fair value of cash flow hedge	1,739

Balance at September 30, 2003	$(6,821)

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	September 30, 2003

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L .P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Assets
Current assets	$19,406	$106,663	$391,922	$(12,827)	$505,164
Property, plant and equipment – net	—	1,120,340	456,115	145	1,576,600
Equity investments	1,141,972	1,065,945	220,901	(2,050,388)	378,430
Intercompany notes receivable	959,625	—	—	(959,625)	—
Intangible assets	—	408,921	28,585	—	437,506
Other assets	6,161	29,565	37,324	(107)	72,943

Total assets	$2,127,164	$2,731,434	$1,134,847	$(3,022,802)	$2,970,643

Liabilities and partners’ capital
Current liabilities	$28,668	$85,984	$357,106	$(13,396)	$458,362
Long-term debt	963,373	397,203	—	—	1,360,576
Intercompany notes payable	—	550,466	408,553	(959,019)	—
Other long term liabilities	—	16,373	209	—	16,582
Total partners’ capital	1,135,123	1,681,408	368,979	(2,050,387)	1,135,123

Total liabilities and partners’ capital	$2,127,164	$2,731,434	$1,134,847	$(3,022,802)	$2,970,643

	December 31, 2002

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L .P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Assets
Current assets	$241	$92,511	$286,379	$(18,851)	$360,280
Property, plant and equipment – net	—	1,128,803	459,021	—	1,587,824
Equity investments	1,011,935	846,991	211,229	(1,785,450)	284,705
Intercompany notes receivable	986,852	—	—	(986,852)	—
Intangible assets	—	434,941	30,433	—	465,374
Other assets	6,200	31,135	34,837	—	72,172

Total assets	$2,005,228	$2,534,381	$1,021,899	$(2,791,153)	$2,770,355

Liabilities and partners’ capital
Current liabilities	$30,715	$122,882	$272,538	$(59,639)	$366,496
Long-term debt	974,264	403,428	—	—	1,377,692
Intercompany notes payable	—	508,652	437,411	(946,063)	—
Other long term liabilities	6,523	24,230	209	—	30,962
Redeemable Class B Units held by related party	103,363	—	—	—	103,363
Total partners’ capital	890,363	1,475,189	311,741	(1,785,451)	891,842

Total liabilities and partners’ capital	$2,005,228	$2,534,381	$1,021,899	$(2,791,153)	$2,770,355

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended September 30, 2003

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L .P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Operating revenues	$—	$98,013	$969,018	$(142)	$1,066,889
Costs and expenses	—	66,130	955,636	(142)	1,021,624

Operating income	—	31,883	13,382	—	45,265

Interest expense – net	—	(12,493)	(8,044)	—	(20,537)
Equity earnings	30,491	21,568	7,205	(53,496)	5,768
Other income – net	—	230	(235)	—	(5)

Net income	$30,491	$41,188	$12,308	$(53,496)	$30,491

	Three Months Ended September 30, 2002

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L .P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Operating revenues	$—	$92,005	$788,995	$(196)	$880,804
Costs and expenses	—	60,027	773,886	(196)	833,717

Operating income	—	31,978	15,109	—	47,087

Interest expense – net	(15,184)	(12,741)	(6,050)	15,550	(18,425)
Equity earnings	32,093	19,615	5,166	(53,727)	3,147
Other income – net	15,184	69	581	(15,550)	284

Net income	$32,093	$38,921	$14,806	$(53,727)	$32,093

	Nine Months Ended September 30, 2003

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L .P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Operating revenues	$—	$291,904	$2,916,594	$(1,570)	$3,206,928
Costs and expenses	—	189,370	2,878,483	(1,570)	3,066,283
Gain on sale of assets	—	—	(3,948)	—	(3,948)

Operating income	—	102,534	42,059	—	144,593

Interest expense – net	(36,416)	(40,484)	(23,987)	36,489	(64,398)
Equity earnings	98,360	61,672	20,360	(162,664)	17,728
Other income – net	36,416	268	242	(36,489)	437

Net income	$98,360	$123,990	$38,674	$(162,664)	$98,360

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Nine Months Ended September 30, 2002

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L .P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Operating revenues	$—	$228,367	$2,173,278	$(1,375)	$2,400,270
Costs and expenses	—	146,663	2,132,953	(1,375)	2,278,241

Operating income	—	81,704	40,325	—	122,029

Interest expense – net	(38,323)	(29,279)	(19,990)	38,689	(48,903)
Equity earnings	83,278	40,165	14,138	(128,448)	9,133
Other income – net	38,323	422	963	(38,689)	1,019

Net income	$83,278	$93,012	$35,436	$(128,448)	$83,278

	Nine Months Ended September 30, 2003

					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

	(in thousands)
Cash flows from operating activities
Net income	$98,360	$123,990	$38,674	$(162,664)	$98,360
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	58,274	15,088	—	73,362
Equity earnings, net of distributions	47,055	6,172	(9,620)	(50,595)	(6,988)
Changes in assets and liabilities and other	103,806	(19,471)	(49,877)	(22,533)	11,925

Net cash provided by (used in) operating activities	249,221	168,965	(5,735)	(235,792)	176,659

Cash flows from investing activities	(175,615)	(164,221)	(6,407)	222,162	(124,081)
Cash flows from financing activities	16,815	1,602	(6,949)	5,350	16,818

Net increase (decrease) in cash and cash equivalents	90,421	6,346	(19,091)	(8,280)	69,396
Cash and cash equivalents at beginning of period	—	8,247	22,721	—	30,968

Cash and cash equivalents at end of period	$90,421	$14,593	$3,630	$(8,280)	$100,364

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Nine Months Ended September 30, 2002

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

NOTE 15. SUBSEQUENT EVENT

     On October 15, 2003, we announced the signing of a definitive agreement to acquire crude supply and transportation assets along the upper Texas Gulf Coast from Genesis Crude Oil L.P. and Genesis Pipeline Texas L.P. The transaction is valued at approximately $21.0 million and is expected to close in November 2003. We will acquire and operate approximately 150 miles of small diameter trunk lines, 24,000 barrels per day of throughput and 12,000 barrels per day of lease marketing and trucking business. We will integrate the assets into our South Texas pipeline system, which is included in our Upstream Segment.

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

     We operate and report in three business segments:

•	Downstream Segment — transportation and storage of refined products, LPGs and petrochemicals;

•	Upstream Segment — gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals; and

•	Midstream Segment — gathering of natural gas, fractionation of NGLs and transportation of NGLs.

     Our reportable segments offer different products and services and are managed separately because each requires different business strategies. TEPPCO GP, Inc., our wholly owned subsidiary, acts as managing general partner of our Operating Partnerships, with a 0.001% general partner interest and manages our subsidiaries.

     Our Downstream Segment revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. The two largest operating expense items of the Downstream Segment are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating. Our Downstream Segment also includes the results of operations of the northern portion of the Dean Pipeline. Beginning in January 2003, the northern portion of the Dean Pipeline was converted to transport refinery grade propylene (“RGP”) from Mont Belvieu to Point Comfort, Texas. As a result, the revenues and expenses of the northern portion of the Dean Pipeline are included in the Downstream Segment. Our Downstream Segment also includes our equity investments in Centennial Pipeline LLC (“Centennial”) and Mont Belvieu Storage Partners, L.P. (“MB Storage”) (see Note 7. Equity Investments).

     Our Upstream Segment revenues are earned from gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals, principally in Oklahoma, Texas and the Rocky Mountain region. Marketing operations consist primarily of aggregating purchased crude oil along our pipeline systems, or from third party pipeline systems, and arranging the necessary transportation logistics for the ultimate sale of the crude oil to local refineries, marketers or other end users. Our Upstream Segment also includes the equity earnings from our investment in Seaway Crude Pipeline Company (“Seaway”). Seaway consists of large diameter pipelines that transport crude oil from Seaway’s marine terminals on the U.S. Gulf Coast to Cushing, Oklahoma, a crude oil distribution point for the Central United States, and to refineries in the Texas City and Houston areas.

     Our Midstream Segment revenues are earned from the fractionation of NGLs in Colorado, transportation of NGLs from two trunkline NGL pipelines in South Texas, two NGL pipelines in East Texas and a pipeline system (“Chaparral”) from West Texas and New Mexico to Mont Belvieu; the gathering of natural gas in the Green River Basin in southwestern Wyoming, through Jonah Gas Gathering Company (“Jonah”) and the gathering of CBM in the

San Juan Basin in New Mexico and Colorado, through Val Verde Gas Gathering Company (“Val Verde”). DEFS manages and operates the Val Verde, Jonah and Chaparral assets for us under contractual agreements. The results of operations of the Chaparral and Val Verde acquisitions are included in periods subsequent to their respective acquisition dates (see Note 5. Acquisitions and Dispositions).

Results of Operations

     The following table summarizes financial data by business segment for the three months and nine months ended September 30, 2003, and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenues:
Downstream Segment	$65,009	$58,754	$193,032	$172,996
Upstream Segment	955,977	776,036	2,878,055	2,139,703
Midstream Segment	46,045	46,210	137,411	88,946
Intersegment eliminations	(142)	(196)	(1,570)	(1,375)

Total operating revenues	1,066,889	880,804	3,206,928	2,400,270

Operating income:
Downstream Segment	17,546	19,728	63,538	61,952
Upstream Segment	5,903	8,360	21,190	21,629
Midstream Segment	21,816	18,999	59,865	38,448

Total operating income	45,265	47,087	144,593	122,029

Earnings before interest:
Downstream Segment	16,179	17,786	61,025	57,218
Upstream Segment	12,925	14,059	41,769	36,660
Midstream Segment	21,924	19,039	60,037	38,669
Intersegment eliminations	—	(366)	(73)	(366)

Total earnings before interest	51,028	50,518	162,758	132,181

Interest expense	(22,352)	(19,763)	(67,772)	(53,379)
Interest capitalized	1,815	1,338	3,374	4,476

Net income	$30,491	$32,093	$98,360	$83,278

     Below is a detailed analysis of the results of operations, including reasons for changes in results, by each of our operating segments.

Downstream Segment

     The following table presents volumes delivered in barrels and average tariff per barrel for the three months and nine months ended September 30, 2003, and 2002:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
			Increase			Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)

	(in thousands, except tariff information)
Volumes Delivered
Refined products	42,476	40,065	6%	114,964	101,174	14%
LPGs	9,146	8,689	5%	29,678	27,780	7%

Total	51,622	48,754	6%	144,642	128,954	12%

Average Tariff per Barrel
Refined products	$0.89	$0.88	1%	$0.89	$0.91	(2%)
LPGs	2.02	1.44	40%	2.11	1.68	26%
Average system tariff per barrel	$1.09	$0.98	11%	$1.14	$1.08	6%

   Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

     Our Downstream Segment reported earnings before interest of $16.2 million for the three months ended September 30, 2003, compared with earnings before interest of $17.8 million for the three months ended September 30, 2002. Earnings before interest decreased $1.6 million primarily due to an increase of $8.5 million in costs and expenses, partially offset by an increase of $6.3 million in operating revenues and increased income of $0.6 million from equity investments. We discuss the factors influencing our operating performance below.

     Revenues from refined products transportation increased $2.7 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, due to an overall increase of 6% in the refined products volumes delivered. This increase was primarily due to deliveries of products received into our pipeline from Centennial at Creal Springs, Illinois. Centennial, which commenced refined products deliveries to us in April 2002, has provided our system with additional pipeline capacity for products originating in the U.S. Gulf Coast area. With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs. Volume increases were due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets. The refined products average rate per barrel increased 1% from the prior year period primarily due to higher market-based tariff rates, which went into effect in July 2003, partially offset by the impact of the Midwest origin point for barrels received from Centennial, which resulted in an increase in short-haul barrels transported on our system.

     Revenues from LPGs transportation increased $6.0 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, primarily due to the impact of lower propane inventories at competing supply locations in the mid-continent. Lower mid-continent propane inventory resulted in increased foreign propane imports into the U.S. Gulf Coast at Mont Belvieu, Texas, and resulted in increased transportation to the mid-continent through our previously constrained system. Additional pipeline capacity for expanded propane movements was available due to a shift of refined product volumes to Centennial. The increase in total volumes of LPGs delivered was due to increased long-haul delivery of propane to the Midwest and Northeast. The LPGs average rate per barrel increased 40% from the prior year period as a result of an increased percentage of long-haul deliveries during the three months ended September 30, 2003, and higher LPG tariff rates, which went into effect in July 2003.

     Effective January 1, 2003, TE Products’ 50% ownership interest in MB Storage is accounted for as an equity investment. Revenues generated from Mont Belvieu operations totaled $3.7 million during the three months ended September 30, 2002. As a result of the formation of MB Storage, revenues and expenses related to Mont Belvieu operations are now recorded within equity earnings. See discussion regarding changes in equity earnings/losses below. The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections.

     Other operating revenues increased $1.3 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, primarily due to the addition of the northern portion of the Dean Pipeline to the Downstream Segment in January 2003, which increased other operating revenues by $1.3 million as the pipeline began transporting RGP in January 2003.

     Costs and expenses increased $8.5 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002. The increase was made up of a $9.0 million increase in operating, general and administrative expenses and a $0.2 million increase in operating fuel and power, partially offset by a $0.4 million decrease in depreciation and amortization expense and a $0.3 million decrease in taxes - other than income taxes. Operating, general and administrative expenses increased primarily due to higher pipeline maintenance expenses, due in part to higher than planned pipeline rehabilitation expenses associated with our Integrity Management program, increased consulting and contract services, increased labor costs, increased general and administrative supplies expense, increased insurance expense and expense from the Centennial pipeline capacity lease agreement that we entered into in 2003. The addition of the northern portion of the Dean Pipeline to the Downstream Segment increased operating, general and administrative expense by $0.3 million. Operating fuel and power expense increased as a result of increased mainline throughput and higher power costs due to an increase in the price of natural gas. Depreciation expense decreased from the prior year period primarily due to the assets transferred to MB Storage. Taxes - other than income taxes decreased as a result of actual property taxes being lower than previously estimated and due to the transfer of assets to MB Storage.

     Net losses from equity investments decreased $0.6 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002. Centennial, which commenced operations in April 2002, accounted for $3.0 million of the equity losses during the three months ended September 30, 2003, resulting in an increase of $1.0 million in equity losses from Centennial during the period. On February 10, 2003, TE Products acquired an additional 16.7% interest in Centennial, bringing its ownership interest to 50%. The losses from Centennial were partially offset by equity earnings of $1.6 million from our 50% ownership interest in MB Storage, which was formed effective January 1, 2003. Amounts in the prior year period related to Mont Belvieu operations which were recorded to revenues and costs and expenses are now being recorded within equity earnings based upon our 50% ownership interest in MB Storage, effective with its formation on January 1, 2003. If the 2002 revenues and costs and expenses from the Mont Belvieu operations had been accounted for under the same method as in 2003, equity earnings from MB Storage would have decreased $0.1 million in 2003, compared with the prior year, due to a slight increase in depreciation expense on MB Storage assets.

   Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

     Our Downstream Segment reported earnings before interest of $61.0 million for the nine months ended September 30, 2003, compared with earnings before interest of $57.2 million for the nine months ended September 30, 2002. Earnings before interest increased $3.8 million primarily due to an increase of $20.0 million in operating revenues and increased income of $2.4 million from equity investments, partially offset by an increase of $18.4 million in costs and expenses and a decrease of $0.2 million in other income - net. We discuss the factors influencing our operating performance below.

     Revenues from refined products transportation increased $10.5 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, due to an overall increase of 14% in the refined products volumes delivered. This increase was primarily due to deliveries of products received into our pipeline from Centennial at Creal Springs, Illinois. Centennial, which commenced refined products deliveries to us in April 2002, has provided our system with additional pipeline capacity for products originating in the U.S. Gulf Coast area. With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs. Volume increases were due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets. The refined products average rate per barrel decreased 2% from the prior year period primarily due to the impact of the Midwest origin point for barrels received from Centennial, which resulted in an increase in short-haul barrels transported on our system, partially offset by higher market-based tariff rates, which went into effect in July 2003.

     Revenues from LPGs transportation increased $16.0 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, primarily due to increased deliveries of propane in the upper Midwest and Northeast market areas attributable to colder than normal weather during the first quarter of 2003 and due to low inventories at competing supply locations during the second and third quarters of 2003. Lower mid-continent propane inventory resulted in increased foreign propane imports into the U.S. Gulf Coast at Mont Belvieu and resulted in increased transportation to the mid-continent through our previously constrained system. Additional pipeline capacity for expanded propane movements was available due to a shift of refined product volumes to Centennial. Butane deliveries also increased due to the increased demand by refineries for normal butane for use in gasoline blending and increased isobutane deliveries to Chicago area refineries. The LPGs average rate per barrel increased 26% from the prior year period as a result of an increased percentage of long-haul deliveries during the nine months ended September 30, 2003, and an increase in LPG tariff rates, which went into effect in July 2003.

     Effective January 1, 2003, TE Products’ 50% ownership interest in MB Storage is accounted for as an equity investment. Revenues generated from Mont Belvieu operations totaled $11.1 million during the nine months ended September 30, 2002. As a result of the formation of MB Storage, revenues and expenses related to Mont Belvieu operations are now recorded within equity earnings. See discussion regarding changes in equity earnings/losses below.

     Other operating revenues increased $4.6 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, primarily due to the addition of the northern portion of the Dean Pipeline to the Downstream Segment in January 2003, which increased other operating revenues by $3.5 million as the pipeline began transporting RGP in January 2003, higher propane deliveries at our Providence, Rhode Island import facility and higher refined product loading fees. These increases were partially offset by lower revenues from product location exchanges which are used to position product in the Midwest market area and lower volume of product inventory sales.

     Costs and expenses increased $18.4 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. The increase was made up of a $16.2 million increase in operating, general and administrative expenses and a $3.5 million increase in operating fuel and power, partially offset by a $0.9 million decrease in taxes — other than income taxes and a $0.4 million decrease in depreciation and amortization expense. Operating, general and administrative expenses increased primarily due to higher pipeline maintenance expenses, due in part to higher than planned pipeline rehabilitation expenses associated with our Integrity Management program, increased consulting and contract services, increased labor costs, increased general and administrative supplies expense, increased insurance expense, expense from the Centennial pipeline capacity lease agreement that we entered into in 2003 and the write-off of receivables of $0.4 million related to customer bankruptcies. The addition of the northern portion of the Dean Pipeline to the Downstream Segment increased operating, general and administrative expense by $1.1 million. Operating fuel and power expense increased as a result of increased mainline throughput and higher power costs due to an increase in the price of natural gas. Taxes — other than income taxes decreased as a result of actual property taxes being lower than previously estimated and the transfer of assets to MB Storage. Depreciation expense decreased from the prior year period because of assets retired during the nine months ended September 30, 2003, which reduced the asset base, and due to the transfer of assets to MB Storage.

     Net losses from equity investments decreased $2.4 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. Centennial, which commenced operations in April 2002, accounted for $8.0 million of the equity losses during the nine months ended September 30, 2003, resulting in an increase of $3.0 million in equity losses during the period. On February 10, 2003, TE Products acquired an additional 16.7% interest in Centennial, bringing its ownership interest to 50%. The losses from Centennial are partially offset by equity earnings of $5.4 million from our 50% ownership interest in MB Storage, which was formed effective January 1, 2003. Amounts in the prior year period related to Mont Belvieu operations which were recorded to revenues and costs and expenses are now being recorded within equity earnings based upon our 50% ownership interest in MB Storage, effective with its formation on January 1, 2003. If the 2002 revenues and costs and expenses from the Mont Belvieu operations had been accounted for under the same method as in 2003, equity earnings from MB Storage would have decreased $0.2 million in 2003, compared with the prior year, due to an increase in depreciation expense on MB Storage assets, partially offset by increased shuttle deliveries and increased storage revenue.

Upstream Segment

     Information presented in the following table includes the margin of the Upstream Segment, which may be viewed as a non-GAAP (Generally Accepted Accounting Principles) financial measure under the rules of the Securities and Exchange Commission. We calculate the margin of the Upstream Segment as revenues generated from the sale of crude oil and lubrication oil, and transportation of crude oil, less the costs of purchases of crude oil and lubrication oil. We believe that margin is a more meaningful measure of financial performance than operating revenues and operating expenses due to the significant fluctuations in revenues and expenses caused by variations in the level of marketing activity and prices for products marketed. Margin and volume information for the three months and nine months ended September 30, 2003, and 2002 is presented below (in thousands, except per barrel and per gallon amounts):

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
			Increase			Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)

Margins:
Crude oil transportation	$11,182	$9,518	17%	$33,278	$28,211	18%
Crude oil marketing	5,732	6,700	(14%)	16,936	17,367	(2%)
Crude oil terminaling	2,294	2,606	(12%)	6,843	7,695	(11%)
Lubrication oil sales	1,319	1,166	13%	4,010	3,531	14%

Total margin	$20,527	$19,990	3%	$61,067	$56,804	8%

Total barrels:
Crude oil transportation	22,114	18,916	17%	70,670	61,704	15%
Crude oil marketing	43,694	30,064	45%	118,269	103,343	14%
Crude oil terminaling	28,004	31,361	(11%)	83,566	93,700	(11%)
Lubrication oil volume (total gallons)	2,420	2,079	16%	7,573	6,971	9%
Margin per barrel:
Crude oil transportation	$0.506	$0.503	—	$0.471	$0.457	3%
Crude oil marketing	0.131	0.223	(41%)	0.143	0.168	(15%)
Crude oil terminaling	0.082	0.083	(1%)	0.082	0.082	—
Lubrication oil margin (per gallon)	0.545	0.561	(3%)	0.530	0.507	5%

     The following table reconciles the Upstream Segment margin to the consolidated statements of income using the information presented in the consolidated statements of income and the statements of income in Note 11. Segment Data (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Sales of petroleum products	$946,402	$766,502	$2,849,594	$2,111,817
Transportation - Crude oil	6,813	6,809	20,777	20,032
Less: Purchases of petroleum products	(932,688)	(753,321)	(2,809,304)	(2,075,045)

Total margin	$20,527	$19,990	$61,067	$56,804

   Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

     Our Upstream Segment reported earnings before interest of $13.0 million for the three months ended September 30, 2003, compared with earnings before interest of $14.1 million for the three months ended September 30, 2002. Earnings before interest decreased $1.1 million primarily due to an increase of $3.0 million in costs and expenses (excluding purchases of crude oil and lubrication oil) and a decrease of $0.6 million in other income - net, partially offset by an increase of $0.5 million in margin and an increase of $2.0 million in equity earnings of Seaway. We discuss factors influencing our operating performance below.

     Our margin increased $0.5 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002. Crude oil transportation margin increased $1.7 million primarily due to increased revenues on our Red River, Basin, South Texas and West Texas systems resulting from a 17% increase in transportation volumes and a slight increase in the margin per barrel. Lubrication oil sales margin increased $0.1 million due to higher sales volume. Crude oil marketing margin decreased $1.0 million primarily from the sale of excess inventory in the 2002 period, partially offset by favorable crude oil price differentials, increased volumes marketed, renegotiated supply contracts and lower trucking expenses. Crude oil terminaling margin decreased $0.3 million as a result of lower volumes at Midland, Texas, and Cushing, Oklahoma.

     Costs and expenses, excluding expenses associated with purchases of crude oil and lubrication oil, increased $3.0 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002. Operating, general and administrative expenses increased $2.6 million from the prior year period due to a $0.7 million increase in environmental remediation and assessment activities in the three months ended September 30, 2003, higher labor costs and higher legal costs related to the litigation and settlement with D.R.D. (see Note 12. Commitments and Contingencies), partially offset by lower general and administrative supplies expense. Depreciation and amortization expense increased $0.5 million due to assets placed in service in 2002 and 2003. Operating fuel and power increased $0.3 million during the period due to higher power costs. Taxes – other than income taxes decreased $0.4 million due to decreases in property tax accruals.

     Equity earnings in Seaway increased $2.0 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, due to a gain on the sale of inventory, a favorable crude oil imbalance settlement, higher long-haul transportation volumes and lower general and administrative expenses, partially offset by our portion of equity earnings which decreased from 80% to 60% on a pro-rated basis in 2002 (averaging approximately 67% for the year ended December 31, 2002), to 60% in 2003.

     Other income – net decreased $0.6 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, primarily due to lower interest income received on intercompany borrowings.

   Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

     Our Upstream Segment reported earnings before interest of $41.8 million for the nine months ended September 30, 2003, compared with earnings before interest of $36.7 million for the nine months ended September 30, 2002. Earnings before interest increased $5.1 million primarily due to an increase of $4.3 million in margin, an increase of $6.2 million in equity earnings of Seaway and a gain of $3.9 million from the sale of assets, partially offset by an increase of $8.4 million in costs and expenses (excluding purchases of crude oil and lubrication oil), a decrease of $0.7 million in other income - net and a decrease of $0.2 million in other operating revenues. We discuss factors influencing our operating performance below.

     Our margin increased $4.3 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. Crude oil transportation margin increased $5.1 million primarily due to increased revenues on our Red River, Basin, South Texas and West Texas systems resulting from a 15% increase in transportation volumes on these systems. Lubrication oil sales margin increased $0.5 million due to increased sales of chemical volumes and higher margins on lubrication sales. Crude oil marketing margin decreased $0.4 million primarily due to an invoicing settlement on a marketing contract in the first quarter of 2003, partially offset by increased volumes marketed, renegotiated supply contracts, lower trucking expenses and more favorable crude oil price differentials. Crude oil terminaling margin decreased $0.9 million as a result of an 11% decrease in volumes at Midland, Texas, and Cushing, Oklahoma.

     Other operating revenue of the Upstream Segment decreased $0.2 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, due to lower revenues from documentation and other services to support customers’ trading activity at Midland and Cushing.

     Costs and expenses, excluding expenses associated with purchases of crude oil and lubrication oil, increased $8.4 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. Operating, general and administrative expenses increased $6.2 million from the prior year period. The increase includes a $4.5 million increase in environmental assessment and remediation costs in 2003, higher legal costs related to the litigation and settlement with D.R.D. (see Note 12. Commitments and Contingencies) and $1.7 million from the net settlement of crude oil imbalances with customers, partially offset by lower labor costs and lower general and administrative supplies expenses during the period. Depreciation and amortization expense increased $1.9 million due to assets placed in service in 2002 and 2003. Operating fuel and power increased $0.2 million due to higher power costs and higher volumes in 2003. Taxes – other than income taxes increased $0.1 million due to slight increases in property tax accruals.

     Equity earnings in Seaway increased $6.2 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, due to a favorable crude oil imbalance settlement, a gain on the sale of inventory, lower general and administrative expenses and higher long-haul transportation volumes, partially offset by our portion of equity earnings which decreased from 80% to 60% on a pro-rated basis in 2002 (averaging approximately 67% for the year ended December 31, 2002), to 60% in 2003.

     In June 2003, we recorded a net gain of $3.9 million on the sale of certain of the assets of the Rancho Pipeline. We owned an approximate 25% undivided joint interest in the Rancho Pipeline, which was a crude oil pipeline system from West Texas to Houston, Texas, acquired in connection with our acquisition of crude oil assets in 2000. In March 2003, the Rancho Pipeline ceased operations, and segments of the pipeline were sold to certain of the current owners of the Rancho Pipeline. We acquired approximately 230 miles of the pipeline in exchange for cash of $5.5 million and our interests in other portions of the Rancho Pipeline. We sold part of the segment we acquired to other entities for cash and assets valued at approximately $8.5 million. We recorded a net gain of $3.9 million on the transactions, which is included in the gain on sale of assets in our consolidated statements of income.

     Other income – net decreased $0.7 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, primarily due to lower interest income received on intercompany borrowings.

Midstream Segment

     The following table presents volume and average rate information for the three months and nine months ended September 30, 2003, and 2002:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
			Increase			Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)

Gathering – Natural Gas:
Million cubic feet	115,119	111,197	4%	341,548	221,173	54%
Million British thermal units (“MMBtu”)	117,163	110,571	6%	346,376	232,792	49%
Average fee per MMBtu	$0.291	$0.299	(3%)	$0.291	$0.232	25%
Transportation – NGLs:
Thousand barrels	14,929	15,790	(5%)	43,150	39,261	10%
Average rate per barrel	$0.670	$0.707	(5%)	$0.680	$0.713	(5%)
Fractionation – NGLs:
Thousand barrels	956	993	(4%)	3,034	3,036	—
Average rate per barrel	$1.873	$1.838	2%	$1.815	$1.830	(1%)
Sales – Condensate:
Thousand barrels	6.0	7.0	(14%)	52.0	57.7	(10%)
Average rate per barrel	$23.89	$27.78	(14%)	$30.22	$24.46	24%

   Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

     Our Midstream Segment reported earnings before interest of $21.9 million for the three months ended September 30, 2003, compared with earnings before interest of $19.0 million for the three months ended September 30, 2002. Earnings before interest increased $2.9 million due primarily to a decrease of $2.9 million in costs and expenses and an increase of $0.1 million in other income - net, partially offset by a decrease of $0.1 million in operating revenues. We discuss factors influencing our operating performance below.

     Revenues from the gathering of natural gas increased $1.1 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002. Natural gas gathering revenues from the Jonah system increased $3.3 million and volumes delivered increased 12.8 billion cubic feet during the three months ended September 30, 2003, due to the expansions of the Jonah system completed in October 2002, which increased the capacity of the Jonah system from 730 million cubic feet per day (“MMcf/day”) to approximately 880 MMcf/day. The increase in Jonah’s revenues is also partially due to an increase in the average natural gas gathering rate due to certain volume thresholds being exceeded. Natural gas gathering revenues from the Val Verde system decreased $2.2 million and volumes delivered decreased 8.9 billion cubic feet during the three months ended September 30, 2003. The decrease in volumes was due to the natural decline of CBM production, partially offset by an increase in the average natural gas gathering rate due to annual fee escalations in natural gas gathering agreements and higher carbon dioxide treating fees as a result of higher carbon dioxide content in the natural gas.

     Revenues from the transportation of NGLs decreased $1.2 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, primarily due to a decrease of $0.5 million on the Dean Pipeline as a result of lower transportation volumes in 2003. Lower transportation volumes resulted from the conversion of the northern portion of the pipeline to transport RGP, and subsequent classification as a part of the Downstream Segment, effective January 1, 2003. NGL transportation revenues also decreased $1.1 million due to lower transportation volumes on the Panola Pipeline. These decreases were partially offset by an increase of $0.4 million on the Chaparral pipeline system, due to increased volumes transported.

     Costs and expenses decreased $2.9 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, due to a decrease of $2.1 million in depreciation and amortization expense, a decrease of $0.8 million in operating, general and administrative expense and a decrease of $0.3 million in taxes — other than income taxes, partially offset by an increase of $0.3 million in operating fuel and power. Depreciation and amortization expense decreased due to a $1.4 million decrease in amortization expense related to Jonah’s intangible assets for natural gas gathering contracts under the units-of-production method and a $0.7 million decrease in amortization expense related to Val Verde’s intangible assets for natural gas gathering contracts as volumes gathered decreased between periods. In second quarter 2003, Jonah’s estimated total throughput of the system was adjusted which resulted in an extension of the expected amortization period from 16 years to 25 years (see Note 3. Goodwill and Other Intangible Assets). These decreases were partially offset by increases in depreciation expense due to assets placed in service in the fourth quarter of 2002 related primarily to the expansion of the Jonah system. Operating, general and administrative expense decreased $0.8 million due to lower general and administrative labor and supplies expense and decreased consulting and contracting services. Taxes - other than income taxes decreased $0.7 million due to adjustments to the estimated property taxes for the period, partially offset by an increase of $0.4 million due to a higher property tax base on Jonah as a result of the system expansions. Operating fuel and power costs increased $0.3 million due to increased transportation volumes on the Chaparral pipeline system.

   Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

     Our Midstream Segment reported earnings before interest of $60.1 million for the nine months ended September 30, 2003, compared with earnings before interest of $38.7 million for the nine months ended September 30, 2002. Earnings before interest increased $21.4 million due to an increase of $48.5 million in operating revenues, partially offset by an increase of $27.1 million in costs and expenses. We discuss factors influencing our operating performance below.

     Revenues from the gathering of natural gas increased $46.6 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. Natural gas gathering revenues from the Jonah system increased $12.9 million and volumes delivered increased 47.6 billion cubic feet during the nine months ended September 30, 2003, due to the expansions of the Jonah system during 2002. The first expansion, which was completed in May 2002, increased the capacity of the Jonah system by 62%, from approximately 450 MMcf/day to approximately 730 MMcf/day. In October 2002, additional expansion projects were completed, which increased the capacity of the Jonah system from 730 MMcf/day to approximately 880 MMcf/day. The increase in Jonah’s revenues is also partially due to an increase in the average natural gas gathering rate due to certain volume thresholds being exceeded. Natural gas gathering revenues from the Val Verde system increased $33.7 million and volumes delivered increased 72.8 billion cubic feet during the nine months ended September 30, 2003, primarily due to the acquisition of the Val Verde system on June 30, 2002. This increase, due to the acquisition, was partially offset by a decrease in volumes gathered during the third quarter of 2003 as compared to the third quarter of 2002 due to the natural decline of CBM production, partially offset by an increase in the average natural gas gathering rate due to annual fee escalations in gathering agreements and higher carbon dioxide treating fees as a result of increasing carbon dioxide content in the natural gas.

     Revenues from the transportation of NGLs increased $1.3 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, primarily due to an increase of $4.6 million related to the acquisition of Chaparral on March 1, 2002, and an increase in volumes transported on Chaparral. This increase was partially offset by a decrease of $1.3 million on the Dean Pipeline due to decreased transportation volumes. Lower transportation volumes resulted from the conversion of the northern portion of the pipeline to transport RGP and subsequent classification as a part of the Downstream Segment, effective January 1, 2003. NGL transportation revenues also decreased $2.0 million due to lower transportation volumes on the Panola Pipeline. The decrease in the NGL transportation average rate per barrel resulted from a lower average rate per barrel on volumes transported on the Chaparral pipeline system.

     Other operating revenues increased $0.6 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, due to an increase in sales of gas condensate and stabilizer overhead gas on the Jonah system.

     Costs and expenses increased $27.1 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, due to an increase of $13.7 million in depreciation and amortization expense, an increase of $10.7 million in operating, general and administrative expense, an increase of $1.3 million in taxes – other than income taxes and an increase of $1.4 million in operating fuel and power. Depreciation and amortization expense increased $14.6 million due to the Chaparral and Val Verde assets acquired on March 1, 2002, and June 30, 2002, respectively, and $2.0 million due to assets placed in service in 2002 related primarily to the expansions of the Jonah system. These increases were partially offset by a decrease of $0.9 million in amortization expense on Jonah’s intangible assets under the units-of-production method. In second quarter 2003, Jonah’s estimated total throughput of the system was adjusted, which resulted in an extension of the expected amortization period from 16 years to 25 years (see Note 3. Goodwill and Other Intangible Assets). Operating, general and administrative expense increased $4.1 million from the assets acquired, and due to higher general and administrative labor and supplies expense and increased consulting and contracting services. Operating fuel and power costs increased $1.4 million due to the assets acquired and due to increased volumes transported on the Chaparral pipeline system. Taxes – other than income taxes increased $1.3 million due to the assets acquired and due to a higher property tax base on Jonah as a result of the system expansions.

Interest Expense and Capitalized Interest

   Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

     Interest expense increased $2.6 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, primarily due to an increased percentage of fixed-rate debt in 2003 and $0.8 million in expense related to the discontinued portion of the cash flow hedge.

     Capitalized interest increased $0.5 million for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, due to slightly higher construction work-in-progress balances during the third quarter of 2003.

   Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

     Interest expense increased $14.4 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, primarily due to an increased percentage of fixed-rate debt in 2003, $1.3 million of debt issuance costs written off in June 2003 related to the refinancing of our revolving credit facility, and $0.8 million in expense related to the discontinued portion of the cash flow hedge.

     Capitalized interest decreased $1.1 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002, due to interest capitalized on our investment in Centennial during the first quarter of 2002, and decreased construction work-in-progress balances during 2003.

Financial Condition and Liquidity

     Net cash from operating activities totaled $176.7 million for the nine months ended September 30, 2003. This cash was made up of $171.7 million of income before charges for depreciation and amortization and $5.0 million of cash provided by working capital. This compares with net cash from operating activities of $140.6 million for the corresponding period in 2002, comprised of $141.5 million of income before charges for depreciation and amortization, partially offset by $0.9 million of cash used for working capital. Net cash from operating activities for the nine months ended September 30, 2003, and 2002, included net interest payments of $76.5 million and $30.5 million, respectively.

     Cash flows used in investing activities totaled $124.1 million for the nine months ended September 30, 2003, and were comprised of $103.9 million of capital expenditures, $20.0 million for TE Products’ acquisition of an additional 16.7% ownership interest in Centennial, $3.0 million of cash contributions for TE Products’ ownership interest in Centennial and $0.2 million of cash contributions for TE Products’ ownership interest in MB Storage. These uses of cash were partially offset by $3.0 million in net cash proceeds from the Rancho Pipeline transactions. Cash flows used in investing activities totaled $686.5 million for the nine months ended September 30, 2002, and were comprised of $7.3 million for final purchase price adjustments on the acquisition of Jonah, $98.3 million of capital expenditures, $7.7 million of cash contributions for TE Products’ ownership interest in Centennial, $132.4 million for the purchase of Chaparral on March 1, 2002, and $444.2 million for the purchase of Val Verde on June 30, 2002. These uses of cash were partially offset by $3.4 million in cash proceeds from the sale of assets.

     Cash flows provided by financing activities totaled $16.8 million for the nine months ended September 30, 2003, and were comprised of $382.0 million in proceeds from revolving credit facilities; $198.6 million from the issuance in January 2003 of our 6.125% Senior Notes due 2013, partially offset by debt issuance costs of $3.1 million; and $287.5 million from the issuance of 9.2 million Units in April and August 2003. These sources of cash for the nine months ended September 30, 2003, were partially offset by $589.0 million of repayments on our revolving credit facilities; $113.8 million to repurchase and retire all of the 3.9 million outstanding Class B Units, and $145.4 million of distributions paid to unitholders. Cash flows provided by financing activities totaled $552.6 million for the nine months ended September 30, 2002, and were comprised of $662.0 million of proceeds from revolving credit facilities; $497.8 million from the issuance in February 2002 of our 7.625% Senior Notes due 2012, partially offset by debt issuance costs of $7.0 million; $275.3 million from the issuance of 9.5 million Units in March, July and September 2002, and $5.6 million of related General Partner contributions; and $18.0 million of proceeds from the termination of our interest rate swaps on the 7.625% Senior Notes due 2012. These sources of cash for the nine months ended September 30, 2002, were partially offset by $790.7 million of repayments on our revolving credit facilities and $108.4 million of distributions paid to unitholders.

     Centennial entered into credit facilities totaling $150.0 million, and as of September 30, 2003, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of its pipeline system. TE Products and Marathon have each guaranteed one-half of Centennial’s debt, up to a maximum amount of $75.0 million each.

   Credit Facilities and Interest Rate Swap Agreements

     On April 6, 2001, we entered into a $500.0 million revolving credit facility including the issuance of letters of credit of up to $20.0 million (“Three Year Facility”). The interest rate was based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Three Year Facility contained certain restrictive financial covenant ratios. During 2002, borrowings under the Three Year Facility were used to finance the acquisitions of Chaparral on March 1, 2002, and Val Verde on June 30, 2002, and for general partnership purposes. During 2002, repayments were made on the Three Year Facility with proceeds from the issuance of our 7.625% Senior Notes, proceeds from the issuance of additional Units and proceeds from the termination of interest rate swaps (see Note 4. Derivative Financial Instruments). During the first quarter of 2003, we repaid $182.0 million of the outstanding balance of the Three Year Facility with proceeds from the issuance of our 6.125% Senior Notes on January 30, 2003. On June 27, 2003, we repaid the outstanding balance under the Three Year Facility with borrowings under a new credit facility, and canceled the Three Year Facility.

     On June 27, 2003, we entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”). The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios. We borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility. On September 30, 2003, $225.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate, before the effects of hedging activities, of 1.9%. At September 30, 2003, we were in compliance with the covenants in this credit agreement.

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

     On February 20, 2002, we completed the issuance of $500.0 million principal amount of 7.625% Senior Notes due 2012. The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the term of the notes. We used the proceeds from the offering to reduce a portion of the outstanding balances of our credit facilities, including those issued in connection with the acquisition of Jonah. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing the 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of September 30, 2003, we were in compliance with the covenants of these Senior Notes.

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

     On January 30, 2003, we completed the issuance of $200.0 million principal amount of 6.125% Senior Notes due 2013. The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their face value over the term of the notes. We used $182.0 million of the proceeds from the offering to reduce the outstanding principal on the Three Year Facility to $250.0 million. The balance of the net proceeds received was used for general purposes. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing our 6.125% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of September 30, 2003, we were in compliance with the covenants of these Senior Notes.

     We have entered into interest rate swap agreements to hedge our exposure to cash flows and fair value changes. These agreements are more fully described in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The following table summarizes our credit facilities as of September 30, 2003 (in millions):

	As of September 30, 2003

		Available
	Outstanding	Borrowing	Maturity
Description:	Principal	Capacity	Date

Revolving Credit Facility	$225.0	$325.0	June 2006
6.45% Senior Notes (1)	180.0	—	January 2008
7.625% Senior Notes (1)	500.0	—	February 2012
6.125% Senior Notes (1)	200.0	—	February 2013
7.51% Senior Notes (1)	210.0	—	January 2028

Total	$1,315.0	$325.0

(1)	Our TE Products subsidiary entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its 7.51% Senior Notes due 2028. At September 30, 2003, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $7.3 million related to this interest rate swap agreement. We also entered into interest rate swap agreements to hedge our exposure to changes in the fair value of our 7.625% Senior Notes due 2012. At September 30, 2003, the 7.625% Senior Notes include a deferred gain, net of amortization, from previous interest rate swap terminations of $41.5 million. At September 30, 2003, our 6.45% Senior Notes, our 7.625% Senior Notes and our 6.125% Senior Notes include $3.2 million of unamortized debt discounts. The fair value adjustments, the deferred gain adjustment and the unamortized debt discounts are excluded from this table.

   Distributions and Issuance of Additional Limited Partner Units

     We paid cash distributions of $145.4 million ($1.85 per Unit) and $108.4 million ($1.75 per Unit) for each of the nine months ended September 30, 2003 and 2002, respectively. Additionally, we declared a cash distribution of $0.65 per Unit for the quarter ended September 30, 2003. We will pay the distribution of approximately $57.1 million on November 7, 2003, to unitholders of record on October 31, 2003.

     On March 22, 2002, we sold in an underwritten public offering 1.92 million Units at $31.18 per Unit. The proceeds from the offering, net of underwriting discount, totaled approximately $57.3 million and were used to repay $50.0 million of the outstanding balance on the Three Year Facility, with the remaining amount being used for general partnership purposes.

     On July 11, 2002, we sold in an underwritten public offering 3.0 million Units at $30.15 per Unit. The proceeds from the offering, net of underwriting discount, totaled approximately $86.6 million and were used to reduce borrowings under our Six-Month Term Loan. On August 14, 2002, 175,000 Units were sold upon exercise of the underwriters’ over-allotment option granted in connection with the offering on July 11, 2002. Proceeds from that sale totaled $5.1 million and were used for general partnership purposes.

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

     On August 7, 2003, we sold in an underwritten public offering 5.0 million Units at $34.68 per Unit. The proceeds from the offering, net of underwriting discount, totaled approximately $166.0 million. On August 19, 2003, 162,900 Units were sold upon exercise of the underwriters’ over-allotment option granted in connection with the offering on August 7, 2003. Proceeds from the over-allotment sale, net of underwriting discount, totaled $5.4 million. Approximately $38.0 million of the proceeds were used to repay indebtedness under our revolving credit facility. The remaining proceeds will be used to fund revenue-generating and system upgrade capital expenditures during the remainder of 2003, and $21.0 million will be used to fund the acquisition of additional crude oil facilities (see Note 15. Subsequent Event). The remaining amount will be used for general partnership purposes.

     Future Capital Needs and Commitments

     We estimate that capital expenditures, excluding acquisitions, for 2003 will be approximately $142.4 million (which includes $4.1 million of capitalized interest). Of this amount, we expect to spend approximately $102.9 million for revenue generating projects. Capital spending on Downstream Segment revenue generating projects will total approximately $26.2 million, principally for the expansion of our pumping capacity of LPGs into the Northeast markets, the expansion of our North Houston terminal facility, increased capacity at Princeton, Indiana, and the expansion of delivery capacity at various locations. For the Midstream Segment, revenue generating capital expenditures will total approximately $69.3 million, principally for the upgrade of the Jonah system, and for additional well connections on both the Jonah and Val Verde systems. Upstream Segment revenue generating expenditures will be approximately $7.4 million, including the expansion of our South Texas system and connections to various other production facilities and pipelines. We expect to spend approximately $26.0 million to sustain existing operations, of which $15.2 million will be for various Downstream Segment pipeline projects, $6.0 million for Upstream Segment facilities and $4.8 million for the Midstream Segment. An additional $9.4 million will be expended on system upgrade projects among all of our business segments. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present business segments. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or the issuance of additional equity.

     Our debt repayment obligations consist of payments for principal and interest on (i) outstanding principal amounts under the Revolving Credit Facility due in June 2006 ($225.0 million outstanding at September 30, 2003), (ii) the TE Products $180.0 million 6.45% Senior Notes due January 15, 2008, (iii) our $500.0 million 7.625% Senior Notes due February 15, 2012, (iv) our $200.0 million 6.125% Senior Notes due February 1, 2013, and (v) the TE Products $210.0 million 7.51% Senior Notes due January 15, 2028.

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

     The following table summarizes our debt repayment obligations and material contractual commitments as of September 30, 2003 (in millions):

	Amount of Commitment Expiration Per Period

		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

Revolving Credit Facility	$225.0	$—	$225.0	$—	$—
6.45% Senior Notes due 2008 (1) (2)	180.0	—	—	180.0	—
7.625% Senior Notes due 2012 (2)	500.0	—	—	—	500.0
6.125% Senior Notes due 2013 (2)	200.0	—	—	—	200.0
7.51% Senior Notes due 2028 (1) (2)	210.0	—	—	—	210.0

Debt subtotal	1,315.0	—	225.0	180.0	910.0
Operating leases	55.9	15.3	26.9	13.0	0.7

Contractual commitments subtotal	55.9	15.3	26.9	13.0	0.7

Total	$1,370.9	$15.3	$251.9	$193.0	$910.7

(1)	Obligations of TE Products.

(2)	Our TE Products subsidiary entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its 7.51% Senior Notes due 2028. At September 30, 2003, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $7.3 million related to this interest rate swap agreement. We also entered into interest rate swap agreements to hedge our exposure to changes in the fair value of our 7.625% Senior Notes due 2012. At September 30, 2003, the 7.625% Senior Notes include a deferred gain, net of amortization, from previous interest rate swap terminations of $41.5 million. At September 30, 2003, our 6.45% Senior Notes, our 7.625% Senior Notes and our 6.125% Senior Notes include $3.2 million of unamortized debt discounts. The fair value adjustments, the deferred gain adjustments and the unamortized debt discounts are excluded from this table.

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

     As of September 30, 2003, we had approximately $325.0 million in available borrowing capacity under the Revolving Credit Facility.

     We expect that cash flows from operating activities will be adequate to fund cash distributions and capital additions necessary to sustain existing operations. However, future expansionary capital projects and acquisitions may require funding through proceeds from the sale of additional debt or equity offerings.

     On May 29, 2002, Moody’s Investors Service downgraded our senior unsecured debt rating to Baa3 from Baa2. Our subsidiary, TE Products was also included in this downgrade. These ratings were given with stable outlooks and followed our announcement of the acquisition of Val Verde. The downgrades reflect Moody’s concern that we have a high level of debt relative to many of our peers and that our debt may be continually higher than our long-term targets if we continue to make a series of acquisitions of increasingly larger size. Because of our high distribution rate, we are particularly reliant on external financing to finance our acquisitions. Moody’s indicated that our cash flows are becoming less predictable as a result of our acquisitions and expansion into the crude oil and natural gas gathering businesses. Further reductions in our credit ratings could increase the debt financing costs or possibly reduce the availability of financing. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change. In October 2003, Moody’s reaffirmed the Baa3 ratings for us and our subsidiary, TE Products.

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

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. This contamination may be attributable to our operations, as well as to adjacent petroleum terminals operated by other companies. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this containment phase. At September 30, 2003, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program that we have proposed will have a future material adverse effect on our financial position, results of operations or cash flows.

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

     At September 30, 2003, we have an accrued liability of $6.8 million related to various TCTM sites requiring environmental remediation activities. Under the terms of the agreement through which we acquired various crude oil assets from DETTCO, we received a five year contractual indemnity obligation for environmental liabilities not otherwise assumed by us that are attributable to the operations of the assets prior to our acquisition. The indemnity expires on November 30, 2003. Under the agreement, we are responsible for the first $3.0 million in environmental liabilities covered by DETTCO’s indemnification obligation, and DETTCO is responsible for specified environmental liabilities in excess of $3.0 million, up to a maximum amount of $25.0 million. At December 31, 2002, we had a receivable balance from DETTCO of $4.2 million, the majority of which related to remediation activities at the Velma, Oklahoma crude oil site. On March 31, 2003, we received a $2.4 million payment from DETTCO for environmental liabilities we incurred that were covered under the indemnity obligation with DETTCO. The remaining $1.8 million due was determined by us as not attributable to DETTCO's indemnity obligation and was written off. Our accrued liability balance at September 30, 2003, also included an accrual of $2.3 million related to environmental liabilities incurred by DETTCO on a crude oil site in Stephens County, Oklahoma. In connection with the expiration of the DETTCO indemnity obligation, we are in discussions with DETTCO regarding a settlement with respect to certain environmental liabilities under the agreement, including the crude oil site in Stephens County. We do not expect that the completion of remediation programs associated with TCTM activities will have a future material adverse effect on our financial position, results of operations or cash flows.

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

     At September 30, 2003, we had $225.0 million outstanding under our variable interest rate revolving credit agreement. The interest rate is based, at our option, on either the lender’s base rate plus a spread or LIBOR plus a spread in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semiannually. Utilizing the balances of variable interest rate debt outstanding at September 30, 2003, including the effects of hedging activities discussed below, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $0.1 million.

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

     At September 30, 2003, TE Products had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008, and $210.0 million principal amount of 7.51% Senior Notes due 2028 (collectively the “TE Products Senior Notes”). At September 30, 2003, the estimated fair value of the TE Products Senior Notes was approximately $414.7 million. At September 30, 2003, we had outstanding $500.0 million principal amount of 7.625% Senior Notes due 2012 and $200.0 million principal amount of 6.125% Senior Notes due 2013. At September 30, 2003, the estimated fair value of the $500.0 million 7.625% Senior Notes and the $200.0 million 6.125% Senior Notes was approximately $576.4 million and $205.7 million, respectively.

     As of September 30, 2003, TE Products had an interest rate swap agreement in place to hedge its exposure to changes in the fair value of its fixed rate 7.51% TE Products Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes. Under the swap agreement, TE Products pays a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%. During the nine months ended September 30, 2003, and 2002, we recognized reductions in interest expense of $7.4 million and $5.4 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarter ended September 30, 2003, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap was a gain of approximately $7.3 million and $13.6 million at September 30, 2003, and December 31, 2002, respectively. Utilizing the balance of the 7.51% TE Products Senior Notes outstanding at September 30, 2003, and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.1 million.

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

     On June 27, 2003, we repaid the amounts outstanding under the revolving credit facility with borrowings under a new three year revolving credit facility and canceled the old facility (see Note 9. Debt). We redesignated this interest rate swap as a hedge of our exposure to increases in the benchmark interest rate underlying the new variable rate revolving credit facility. During the nine months ended September 30, 2003, and 2002, we recognized increases in interest expense of $10.7 million and $9.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.

     During the quarter ended September 30, 2003, we determined that we would repay a portion of the amount outstanding under the credit facility with proceeds from our Unit offering in August 2003 (see Note 8. Partners’ Capital) resulting in a reduction of probable future interest payments under the credit facility. As a result, we measured and reclassified amounts previously accumulated in other comprehensive income related to the discontinued portion of the hedge and recognized a loss of $0.8 million, which has been included in interest expense. The total fair value of the interest rate swap was a loss of approximately $7.6 million and $20.1 million at September 30, 2003, and December 31, 2002, respectively. Losses recognized in other comprehensive income of approximately $6.8 million related to the portion of the interest rate swap hedging probable future interest payments will be transferred into earnings over the remaining term of the interest rate swap. Changes in the fair value of the portion of the interest rate swap related to the discontinued hedge will be recorded in earnings currently over the remaining term of the interest rate swap.

     On February 20, 2002, we entered into interest rate swap agreements, designated as fair value hedges, to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012. The swap agreements had a combined notional amount of $500.0 million and matured in 2012 to match the principal and maturity of the Senior Notes. Under the swap agreements, we paid a floating rate of interest based on a U.S. Dollar LIBOR rate, plus a spread, and received a fixed rate of interest of 7.625%. On July 16, 2002, the swap agreements were terminated resulting in a gain of approximately $18.0 million. Concurrent with the swap terminations, we entered into new interest rate swap agreements, with identical terms as the previous swap agreements; however, the floating rate of interest was based upon a spread of an additional 50 basis points. In December 2002, the swap agreements entered into on July 16, 2002, were terminated, resulting in a gain of approximately $26.9 million. The gains realized from the July 2002 and December 2002 swap terminations have been deferred as adjustments to the carrying value of the Senior Notes and are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the Senior Notes. At September 30, 2003, the unamortized balance of the deferred gains was $41.5 million. In the event of early extinguishment of the Senior Notes, any remaining unamortized gains would be recognized in the consolidated statement of income at the time of extinguishment.

Item 4. Controls and Procedures

     The principal executive officer and principal financial officer of our General Partner, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     There have been no changes in our internal controls or in other factors known to us that could materially affect, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of TEPPCO Partners, L.P. (Filed as Exhibit 3.2 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

3.2	Third Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated September 21, 2001 (Filed as Exhibit 3.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

4.1	Form of Certificate representing Limited Partner Units (Filed as Exhibit 4.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

4.2	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.3	Form of Certificate representing Class B Units (Filed as Exhibit 4.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

4.4	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.5	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.6	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.7	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

Exhibit
Number	Description

10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K for TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6	Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.7	Contribution Agreement between Duke Energy Transport and Trading Company and TEPPCO Partners, L.P., dated October 15, 1998 (Filed as Exhibit 10.16 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.8	Guaranty Agreement by Duke Energy Natural Gas Corporation for the benefit of TEPPCO Partners, L.P., dated November 30, 1998, effective November 1, 1998 (Filed as Exhibit 10.17 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.9+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.10	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.11	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.12+	Texas Eastern Products Pipeline Company Retention Incentive Compensation Plan, effective January 1, 1999 (Filed as Exhibit 10.24 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.13+	Form of Employment and Non-Compete Agreement between the Company and J. Michael Cockrell effective January 1, 1999 (Filed as Exhibit 10.29 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.14+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners,

Exhibit
Number	Description

L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.15+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.16+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.17	Amended and Restated Purchase Agreement By and Between Atlantic Richfield Company and Texas Eastern Products Pipeline Company With Respect to the Sale of ARCO Pipe Line Company, dated as of May 10, 2000. (Filed as Exhibit 2.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2000 and incorporated herein by reference).

10.18+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.19+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.20+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.21	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.22	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.23	Purchase and Sale Agreement By and Among Green River Pipeline, LLC and McMurry Oil Company, Sellers, and TEPPCO Partners, L.P., Buyer, dated as of September 7, 2000. (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.24	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.25	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.26	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and

Exhibit
Number	Description

Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.27	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.28	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, dated September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.29	Amended and Restated Agreement of Limited Partnership of TCTM, L.P., dated September 21, 2001 (Filed as Exhibit 3.9 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.30	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.31	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.32	Agreement of Limited Partnership of TEPPCO Midstream Companies, L.P., dated September 24, 2001 (Filed as Exhibit 3.10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.33	Agreement of Partnership of Jonah Gas Gathering Company dated June 20, 1996 as amended by that certain Assignment of Partnership Interests dated September 28, 2001 (Filed as Exhibit 10.40 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.34	Unanimous Written Consent of the Board of Directors of TEPPCO GP, Inc. dated February 13, 2002 (Filed as Exhibit 10.41 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.35	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 10.44 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.36	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.37	Purchase and Sale Agreement between Burlington Resources Gathering Inc. as Seller and TEPPCO Partners, L.P., as Buyer, dated May 24, 2002 (Filed as Exhibit 99.1 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.38	Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, as Lenders dated as of June 27, 2002

Exhibit
Number	Description

($200,000,000 Term Facility) (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.39	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.40	Amendment 1, dated as of June 27, 2002 to the Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 99.4 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.41	Agreement of Limited Partnership of Val Verde Gas Gathering Company, L.P., dated May 29, 2002 (Filed as Exhibit 10.48 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.42+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.43 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.43+	Amended and Restated TEPPCO Supplemental Benefit Plan, effective November 1, 2002 (Filed as Exhibit 10.44 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.44+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Second Amendment and Restatement, effective January 1, 2003 (Filed as Exhibit 10.45 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.45+	Amended and Restated Texas Eastern Products Pipeline Company, LLC Management Incentive Compensation Plan, effective January 1, 2003 (Filed as Exhibit 10.46 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.46+	Amended and Restated TEPPCO Retirement Cash Balance Plan, effective January 1, 2002 (Filed as Exhibit 10.47 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.47	Formation Agreement between Panhandle Eastern Pipe Line Company and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, dated as of August 10, 2000 (Filed as Exhibit 10.48 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.48	Amended and Restated Limited Liability Company Agreement of Centennial Pipeline LLC dated as of August 10, 2000 (Filed as Exhibit 10.49 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.49	Guaranty Agreement, dated as of September 27, 2002, between TE Products Pipeline Company, Limited Partnership and Marathon Ashland Petroleum LLC for Note Agreements of Centennial Pipeline LLC (Filed as Exhibit 10.50 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.50	LLC Membership Interest Purchase Agreement By and Between CMS Panhandle Holdings, LLC, As Seller and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, Severally as Buyers, dated February 10, 2003

Exhibit
Number	Description

(Filed as Exhibit 10.51 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.51	Joint Development Agreement between TE Products Pipeline Company, Limited Partnership and Louis Dreyfus Plastics Corporation dated February 10, 2000 (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2003 and incorporated herein by reference).

10.52	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank and The Lenders Party Hereto, as Lenders, dated as of June 27, 2003 ($550,000,000 Revolving Facility) (Files as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2003 and incorporated herein by reference).

10.53*	Agreement of Limited Partnership of Mont Belvieu Storage Partners, L.P. dated effective January 21, 2003.

10.54*	Letter of Agreement Clarifying Rights and Obligations of the Parties Under the Mont Belvieu Storage Partners, L.P., Partnership Agreement and the Mont Belvieu Venture, LLC, LLC Agreement, dated October 13, 2003.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Partnership (Filed as Exhibit 21 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ A management contract or compensation plan or arrangement.

(b) Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission during the quarter ended September 30, 2003:

A current report on Form 8-K was filed on July 15, 2003, including as an exhibit the audited balance sheet of Texas Eastern Products Pipeline Company, LLC, as of December 31, 2002.

A current report on Form 8-K was furnished on July 30, 2003, in connection with disclosure of second quarter estimates and earnings guidance.

A current report on Form 8-K was filed on August 8, 2003, including as an exhibit an underwriting agreement with underwriters named therein in connection with respect to the issue and sale of up to 5,000,000 units of the Partnership.

A current report on Form 8-K was filed on September 16, 2003, in connection with a presentation at an industry conference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

TEPPCO Partners, L.P.

(Registrant) (A Delaware Limited Partnership)

By:	Texas Eastern Products Pipeline Company, LLC, as General Partner

By:	/s/ BARRY R. PEARL

Barry R. Pearl, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHARLES H. LEONARD

Charles H. Leonard, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 29, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of TEPPCO Partners, L.P. (Filed as Exhibit 3.2 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

3.2	Third Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated September 21, 2001 (Filed as Exhibit 3.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

4.1	Form of Certificate representing Limited Partner Units (Filed as Exhibit 4.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

4.2	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.3	Form of Certificate representing Class B Units (Filed as Exhibit 4.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

4.4	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.5	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.6	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.7	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

Exhibit
Number	Description

10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K for TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6	Asset Purchase Agreement between Duke Energy Field Services, Inc. and TEPPCO Colorado, LLC, dated March 31, 1998 (Filed as Exhibit 10.14 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.7	Contribution Agreement between Duke Energy Transport and Trading Company and TEPPCO Partners, L.P., dated October 15, 1998 (Filed as Exhibit 10.16 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.8	Guaranty Agreement by Duke Energy Natural Gas Corporation for the benefit of TEPPCO Partners, L.P., dated November 30, 1998, effective November 1, 1998 (Filed as Exhibit 10.17 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.9+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.10	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.11	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.12+	Texas Eastern Products Pipeline Company Retention Incentive Compensation Plan, effective January 1, 1999 (Filed as Exhibit 10.24 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.13+	Form of Employment and Non-Compete Agreement between the Company and J. Michael Cockrell effective January 1, 1999 (Filed as Exhibit 10.29 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.14+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners,

Exhibit
Number	Description

L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.15+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.16+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.17	Amended and Restated Purchase Agreement By and Between Atlantic Richfield Company and Texas Eastern Products Pipeline Company With Respect to the Sale of ARCO Pipe Line Company, dated as of May 10, 2000. (Filed as Exhibit 2.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2000 and incorporated herein by reference).

10.18+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.19+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.20+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.21	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.22	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.23	Purchase and Sale Agreement By and Among Green River Pipeline, LLC and McMurry Oil Company, Sellers, and TEPPCO Partners, L.P., Buyer, dated as of September 7, 2000. (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.24	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.25	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.26	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and

Exhibit
Number	Description

Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.27	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.28	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, dated September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.29	Amended and Restated Agreement of Limited Partnership of TCTM, L.P., dated September 21, 2001 (Filed as Exhibit 3.9 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.30	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.31	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.32	Agreement of Limited Partnership of TEPPCO Midstream Companies, L.P., dated September 24, 2001 (Filed as Exhibit 3.10 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.33	Agreement of Partnership of Jonah Gas Gathering Company dated June 20, 1996 as amended by that certain Assignment of Partnership Interests dated September 28, 2001 (Filed as Exhibit 10.40 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.34	Unanimous Written Consent of the Board of Directors of TEPPCO GP, Inc. dated February 13, 2002 (Filed as Exhibit 10.41 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.35	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 10.44 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.36	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.37	Purchase and Sale Agreement between Burlington Resources Gathering Inc. as Seller and TEPPCO Partners, L.P., as Buyer, dated May 24, 2002 (Filed as Exhibit 99.1 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.38	Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, as Lenders dated as of June 27, 2002

Exhibit
Number	Description

($200,000,000 Term Facility) (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.39	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.40	Amendment 1, dated as of June 27, 2002 to the Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 99.4 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.41	Agreement of Limited Partnership of Val Verde Gas Gathering Company, L.P., dated May 29, 2002 (Filed as Exhibit 10.48 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.42+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.43 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.43+	Amended and Restated TEPPCO Supplemental Benefit Plan, effective November 1, 2002 (Filed as Exhibit 10.44 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.44+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Second Amendment and Restatement, effective January 1, 2003 (Filed as Exhibit 10.45 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.45+	Amended and Restated Texas Eastern Products Pipeline Company, LLC Management Incentive Compensation Plan, effective January 1, 2003 (Filed as Exhibit 10.46 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.46+	Amended and Restated TEPPCO Retirement Cash Balance Plan, effective January 1, 2002 (Filed as Exhibit 10.47 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.47	Formation Agreement between Panhandle Eastern Pipe Line Company and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, dated as of August 10, 2000 (Filed as Exhibit 10.48 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.48	Amended and Restated Limited Liability Company Agreement of Centennial Pipeline LLC dated as of August 10, 2000 (Filed as Exhibit 10.49 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.49	Guaranty Agreement, dated as of September 27, 2002, between TE Products Pipeline Company, Limited Partnership and Marathon Ashland Petroleum LLC for Note Agreements of Centennial Pipeline LLC (Filed as Exhibit 10.50 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.50	LLC Membership Interest Purchase Agreement By and Between CMS Panhandle Holdings, LLC, As Seller and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, Severally as Buyers, dated February 10, 2003

Exhibit
Number	Description

(Filed as Exhibit 10.51 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.51	Joint Development Agreement between TE Products Pipeline Company, Limited Partnership and Louis Dreyfus Plastics Corporation dated February 10, 2000 (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2003 and incorporated herein by reference).

10.52	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank and The Lenders Party Hereto, as Lenders, dated as of June 27, 2003 ($550,000,000 Revolving Facility) (Files as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2003 and incorporated herein by reference).

10.53*	Agreement of Limited Partnership of Mont Belvieu Storage Partners, L.P. dated effective January 21, 2003.

10.54*	Letter of Agreement Clarifying Rights and Obligations of the Parties Under the Mont Belvieu Storage Partners, L.P., Partnership Agreement and the Mont Belvieu Venture, LLC, LLC Agreement, dated October 13, 2003.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Partnership (Filed as Exhibit 21 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ A management contract or compensation plan or arrangement.