Form 10-Q
period 2004-03-31
TEPPCO PARTNERS LP
filed 2004-04-28
CIK 857644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Limited Partner Units outstanding as of April 28, 2004: 62,998,554

TEPPCO PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEPPCO PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,145	$29,469
Accounts receivable, trade (net of allowance for doubtful accounts of $4,700)	436,638	371,938
Accounts receivable, related parties	7,872	3,143
Inventories	16,606	16,060
Other	30,068	32,208

Total current assets	494,329	452,818

Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $363,913 and $345,357)	1,619,416	1,619,163
Equity investments	367,201	365,286
Intangible assets	431,276	438,565
Goodwill	16,944	16,944
Other assets	59,845	48,216

Total assets	$2,989,011	$2,940,992

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$431,323	$359,660
Accounts payable, related parties	12,943	16,269
Accrued interest	15,647	35,111
Other accrued taxes	7,846	9,941
Other	47,461	54,610

Total current liabilities	515,220	475,591

Senior Notes	1,135,349	1,129,650
Other long-term debt	226,500	210,000
Other liabilities and deferred credits	16,924	16,430
Commitments and contingencies
Partners’ capital:
Accumulated other comprehensive loss	(220)	(2,902)
General partner’s interest	(11,651)	(7,181)
Limited partners’ interests	1,106,889	1,119,404

Total partners’ capital	1,095,018	1,109,321

Total liabilities and partners’ capital	$2,989,011	$2,940,992

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per Unit amounts)

	Three Months Ended
	March 31,
	2004	2003
Operating revenues:
Sales of petroleum products	$1,182,113	$975,960
Transportation — Refined products	30,971	26,894
Transportation — LPGs	28,780	30,821
Transportation — Crude oil	9,663	6,905
Transportation — NGLs	10,014	9,899
Gathering — Natural gas	34,502	34,282
Other	22,018	14,478

Total operating revenues	1,318,061	1,099,239

Costs and expenses:
Purchases of petroleum products	1,167,341	962,844
Operating, general and administrative	52,413	42,635
Operating fuel and power	11,292	10,177
Depreciation and amortization	27,820	27,313
Taxes — other than income taxes	5,294	4,928

Total costs and expenses	1,264,160	1,047,897

Operating income	53,901	51,342
Interest expense — net	(19,595)	(21,309)
Equity earnings	5,651	3,710
Other income — net	476	182

Net income	$40,433	$33,925

Net Income Allocation:
Limited Partner Unitholders	$28,769	$23,087
Class B Unitholder	—	1,680
General Partner	11,664	9,158

Total net income allocated	$40,433	$33,925

Basic and diluted net income per Limited Partner and Class B Unit	$0.46	$0.43

Weighted average Limited Partner and Class B Units outstanding	62,999	57,728

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$40,433	$33,925
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,820	27,313
Earnings in equity investments, net of distributions	349	(3,779)
Non-cash portion of interest expense	(574)	1,031
Increase in accounts receivable	(64,701)	(87,082)
Increase in inventories	(546)	(6,396)
Decrease (increase) in other current assets	(8,038)	5,816
Increase in accounts payable and accrued expenses	40,547	63,250
Other	7,933	3,466

Net cash provided by operating activities	43,223	37,544

Cash flows from investing activities:
Acquisition of crude oil assets	(1,000)	—
Acquisition of additional interest in Centennial Pipeline LLC	—	(20,000)
Investment in Centennial Pipeline LLC	(1,000)	(1,000)
Capital expenditures	(26,964)	(17,324)

Net cash used in investing activities	(28,964)	(38,324)

Cash flows from financing activities:
Proceeds from revolving credit facilities	60,000	40,000
Repayments on revolving credit facilities	(43,500)	(207,000)
Issuance of Senior Notes	—	198,570
Debt issuance costs	—	(1,300)
Issuance of Limited Partner Units, net	—	12
General Partner’s contributions	—	2
Distributions paid	(57,083)	(46,533)

Net cash used in financing activities	(40,583)	(16,249)

Net decrease in cash and cash equivalents	(26,324)	(17,029)
Cash and cash equivalents at beginning of period	29,469	30,968

Cash and cash equivalents at end of period	$3,145	$13,939

Non-cash investing activities:
Net assets transferred to Mont Belvieu Storage Partners, L.P.	$—	$61,042

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$37,945	$32,491

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)
(in thousands, except Unit amounts)

	Outstanding			Accumulated
	Limited	General	Limited	Other
	Partner	Partner’s	Partners’	Comprehensive
	Units	Interest	Interests	Loss	Total
Partners’ capital at December 31, 2003	62,998,554	$(7,181)	$1,119,404	$(2,902)	$1,109,321
Adjustment to issuance of Limited Partner Units, net	—	—	(335)	—	(335)
Net income on cash flow hedge	—	—	—	2,682	2,682
Net income allocation	—	11,664	28,769	—	40,433
Cash distributions	—	(16,134)	(40,949)	—	(57,083)

Partners’ capital at March 31, 2004	62,998,554	$(11,651)	$1,106,889	$(220)	$1,095,018

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

     TEPPCO Partners, L.P. (the “Partnership”), a Delaware limited partnership, is a master limited partnership formed in March 1990. We operate through TE Products Pipeline Company, Limited Partnership (“TE Products”), TCTM, L.P. (“TCTM”) and TEPPCO Midstream Companies, L.P. (“TEPPCO Midstream”). Collectively, TE Products, TCTM and TEPPCO Midstream are referred to as the “Operating Partnerships.” Texas Eastern Products Pipeline Company, LLC (the “Company” or “General Partner”), a Delaware limited liability company, serves as our general partner and owns a 2% general partner interest in us. The General Partner is a wholly owned subsidiary of Duke Energy Field Services, LLC (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and ConocoPhillips. Duke Energy holds an interest of approximately 70% in DEFS, and ConocoPhillips holds the remaining interest of approximately 30%. The Company, as general partner, performs all management and operating functions required for us, except for the management and operations of certain of the TEPPCO Midstream assets that are managed by DEFS on our behalf. We reimburse the General Partner for all reasonable direct and indirect expenses incurred in managing us.

     As used in this Report, “we,” “us,” “our,” and the “Partnership” mean TEPPCO Partners, L.P. and, where the context requires, include our subsidiaries.

     The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of March 31, 2004, and the results of our operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of results of our operations for the full year 2004. You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2003. We have reclassified certain amounts from prior periods to conform with the current presentation.

     We operate and report in three business segments: transportation and storage of refined products, liquefied petroleum gases (“LPGs”) and petrochemicals (“Downstream Segment”); gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals (“Upstream Segment”); and gathering of natural gas, fractionation of natural gas liquids (“NGLs”) and transportation of NGLs (“Midstream Segment”). Our reportable segments offer different products and services and are managed separately because each requires a different business strategy.

     Our interstate transportation operations, including rates charged to customers, are subject to regulations prescribed by the Federal Energy Regulatory Commission (“FERC”). We refer to refined products, LPGs, petrochemicals, crude oil, NGLs and natural gas in this Report, collectively, as “petroleum products” or “products.”

Net Income Per Unit

     Basic net income per Limited Partner and Class B Unit (collectively, “Units”) is computed by dividing our net income, after deduction of the General Partner’s interest, by the weighted average number of Units outstanding (a total of 63.0 million Units for the three months ended March 31, 2004, and 57.7 million Units for the three months ended March 31, 2003). The General Partner’s percentage interest in our net income is based on its percentage of cash distributions from Available Cash for each period (see Note 8. Partners’ Capital and Distributions). The General Partner was allocated $11.7 million (representing 28.85%) and $9.2 million (representing 26.99%) of our net income for the three months ended March 31, 2004, and 2003, respectively. The General Partner’s percentage interest in our net income increases as cash distributions paid per Unit increase, in accordance with our limited partnership agreement.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Diluted net income per Unit is similar to the computation of basic net income per Unit above, except that the denominator is increased to include the dilutive effect of outstanding Unit options by application of the treasury stock method. For the three months ended March 31, 2003, the denominator was increased by 18,313 Units. For the three months ended March 31, 2004, the denominator was not changed as all remaining outstanding Unit options were exercised during the third quarter of 2003. No Unit options were outstanding at March 31, 2004.

New Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46, issued by the FASB in January 2003, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The revised statement, FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”), clarifies some of the requirements of FIN 46, eases some implementation problems that companies experienced implementing FIN 46, adds new scope exceptions and makes the probability more likely for many companies that potential variable interest entities will be identified and consolidated. We adopted the new requirements detailed in FIN 46(R) as of March 31, 2004. In connection with our adoption of FIN 46(R), we evaluated our investments in Centennial Pipeline LLC, Seaway Crude Pipeline Company and Mont Belvieu Storage Partners, L.P. and determined that these entities are not materially affected by our adoption of FIN 46(R), and thus we have accounted for them as equity method investments (see Note 6. Equity Investments). The adoption of FIN 46(R) did not have an effect on our financial position, results of operations or cash flows.

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

     In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132, Employers’ Disclosures about Pensions and Other Post-Retirement Benefits. This revision required that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. A description of investment policies and strategies and target allocation percentages, or target ranges, for these asset categories also are required in financial statements. Cash flows will include projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans. In addition to expanded annual disclosures, the FASB is requiring companies to report the various elements of pension and other postretirement benefit costs on a quarterly basis. The guidance is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. We adopted the provisions of the revised SFAS 132 effective December 31, 2003, and certain provisions regarding disclosure of information about estimated future benefit payments in the first quarter of 2004.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

     Goodwill represents the excess of purchase price over fair value of net assets acquired and is presented on the consolidated balance sheets net of accumulated amortization. We account for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, which was issued by the FASB in July 2001. SFAS 142 prohibits amortization of goodwill and intangible assets with indefinite useful lives, and instead requires testing for impairment at least annually.

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

     At March 31, 2004, we had $16.9 million of unamortized goodwill and $25.5 million of excess investment in our equity investment in Seaway Crude Pipeline Company (equity method goodwill). The excess investment is included in our equity investments account at March 31, 2004. The following table presents the carrying amount of goodwill and equity method goodwill at March 31, 2004, by business segment (in thousands):

	Downstream	Midstream	Upstream	Segments
	Segment	Segment	Segment	Total
Goodwill	$—	$2,777	$14,167	$16,944
Equity method goodwill	—	—	25,502	25,502

Other Intangible Assets

     The following table reflects the components of amortized intangible assets at March 31, 2004, and December 31, 2003 (in thousands):

	March 31, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Gathering and transportation agreements	$464,337	$(69,795)	$464,337	$(62,436)
Fractionation agreement	38,000	(11,400)	38,000	(10,925)
Other	12,162	(2,028)	11,270	(1,681)

Total	$514,499	$(83,223)	$513,607	$(75,042)

     At March 31, 2004, we had $33.4 million of excess investment in our equity investment in Centennial Pipeline LLC, which was created upon formation of the company (see Note 6. Equity Investments). The excess investment is included in our equity investments account at March 31, 2004. This excess investment is accounted for as an intangible asset with an indefinite life. We will assess the intangible asset for impairment on an annual basis.

     SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. At a minimum, we will assess the useful

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. With respect to our natural gas gathering contracts, we update throughput estimates and evaluate the remaining expected useful life of the contract assets on a quarterly basis based on the best available information. Amortization expense on intangible assets was $8.2 million and $11.5 million for the three months ended March 31, 2004 and 2003, respectively.

     The value assigned to our intangible assets for natural gas gathering contracts is amortized on a unit-of-production basis, based upon the actual throughput of the system over the expected total throughput for the lives of the contracts. Due to expansions on the gathering systems at Jonah Gas Gathering Company (“Jonah”) and because of certain limited production forecasts obtained from producers on the Jonah system related to the expansions, in the second quarter of 2003, we increased our best estimate of future throughput on the Jonah system. This increase in the estimate of future throughput extended the amortization period of Jonah’s natural gas gathering contracts by an estimated 9 years, increasing from approximately 16 years to 25 years. Further revisions to this estimate may occur as additional production information is made available to us.

     The following table sets forth the estimated amortization expense of intangible assets for the years ending December 31 (in thousands):

2004	$35,440
2005	36,542
2006	38,028
2007	35,150
2008	32,833

NOTE 3. INTEREST RATE SWAPS

     We have entered into an interest rate swap agreement to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facility. This interest rate swap matured on April 6, 2004. We designated this swap agreement, which hedged exposure to variability in expected future cash flows attributed to changes in interest rates, as a cash flow hedge. The swap agreement was based on a notional amount of $250.0 million. Under the swap agreement, we paid a fixed rate of interest of 6.955% and received a floating rate based on a three-month U.S. Dollar LIBOR rate. Since this swap was designated as a cash flow hedge, the changes in fair value, to the extent the swap was effective, were recognized in other comprehensive income until the hedged interest costs were recognized in earnings. On June 27, 2003, we repaid the amounts outstanding under our revolving credit facility with borrowings under a new three year revolving credit facility and canceled the old facility (see Note 7. Debt). We redesignated this interest rate swap as a hedge of our exposure to increases in the benchmark interest rate underlying the new variable rate revolving credit facility. During the three months ended March 31, 2004 and 2003, we recognized increases in interest expense of $2.7 million and $3.4 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.

     During 2003, we determined that we would repay a portion of the amount outstanding under the revolving credit facility with proceeds from our Unit offering in August 2003 (see Note 8. Partners’ Capital and Distributions) resulting in a reduction of probable future interest payments under the credit facility. We reduced the outstanding balance of the revolving credit facility at December 31, 2003, to $210.0 million. In the first quarter of 2004, we borrowed an additional amount under the revolving credit facility, and at March 31, 2004, the outstanding balance of the revolving credit facility was $226.5 million. As a result of the determination of repayments and borrowings under the revolving credit facility, we measured and reclassified amounts previously accumulated in other comprehensive income related to the discontinued portion of the hedge and recognized a gain of $0.2 million during

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

first quarter of 2004, which has been included in interest expense. The total fair value of the interest rate swap was a loss of approximately $0.2 million at March 31, 2004, and a loss of approximately $3.9 million at December 31, 2003. The remaining $0.2 million of accumulated other comprehensive loss at March 31, 2004, will be transferred into earnings in April 2004.

     On October 4, 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes. Under the swap agreement, TE Products pays a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%. During the three months ended March 31, 2004, and 2003, we recognized reductions in interest expense of $2.6 million and $2.4 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarter ended March 31, 2004, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap was a gain of approximately $8.9 million at March 31, 2004, and a gain of approximately $2.3 million at December 31, 2003.

     On February 20, 2002, we entered into interest rate swap agreements, designated as fair value hedges, to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012. The swap agreements had a combined notional amount of $500.0 million and matured in 2012 to match the principal and maturity of the Senior Notes. Under the swap agreements, we paid a floating rate of interest based on a U.S. Dollar LIBOR rate, plus a spread, and received a fixed rate of interest of 7.625%. On July 16, 2002, the swap agreements were terminated resulting in a gain of approximately $18.0 million. Concurrent with the swap terminations, we entered into new interest rate swap agreements, with identical terms as the previous swap agreements; however, the floating rate of interest was based upon a spread of an additional 50 basis points. In December 2002, the swap agreements entered into on July 16, 2002, were terminated, resulting in a gain of approximately $26.9 million. The gains realized from the July 2002 and December 2002 swap terminations have been deferred as adjustments to the carrying value of the Senior Notes and are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the Senior Notes. At March 31, 2004, the unamortized balance of the deferred gains was $39.6 million. In the event of early extinguishment of the Senior Notes, any remaining unamortized gains would be recognized in the consolidated statement of income at the time of extinguishment.

NOTE 4. ACQUISITIONS AND DISPOSITIONS

Rancho Pipeline

     In connection with our acquisition of crude oil assets in 2000, we acquired an approximate 23.5% undivided joint interest in the Rancho Pipeline, which was a crude oil pipeline system from West Texas to Houston, Texas. In March 2003, the Rancho Pipeline ceased operations, and segments of the pipeline were sold to certain of the owners which previously held undivided interests in the pipeline. We acquired approximately 230 miles of the pipeline in exchange for cash of $5.5 million and our interests in other portions of the Rancho Pipeline. We sold part of the segment we acquired to other entities for cash and assets valued at approximately $8.5 million. We recorded a net gain of $3.9 million on the transactions in the second quarter of 2003.

Genesis Pipeline

     On November 1, 2003, we completed the purchase of crude supply and transportation assets along the upper Texas Gulf Coast for $21.0 million from Genesis Crude Oil, L.P. and Genesis Pipeline Texas, L.P. (“Genesis”). The

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

transaction was funded with proceeds from our August 2003 equity offering (see Note 8. Partners’ Capital and Distributions). We allocated the purchase price, net of liabilities assumed, primarily to property, plant and equipment and intangible assets. The assets acquired included approximately 150 miles of small diameter trunk lines, 26,000 barrels per day of throughput and 12,000 barrels per day of lease marketing and supply business. We have integrated these assets into our South Texas pipeline system which has allowed us to consolidate gathering and marketing assets in key operating areas in a cost effective manner and will provide future growth opportunities. Accordingly, the results of the acquisition are included in the consolidated financial statements from November 1, 2003.

     The following table allocates the estimated fair value of the Genesis assets acquired on November 1, 2003 (in thousands):

Property, plant and equipment	$12,811
Intangible assets	8,742
Other	144

Total assets	21,697

Total liabilities assumed	(687)

Net assets acquired	$21,010

NOTE 5. INVENTORIES

     Inventories are valued at the lower of cost (based on weighted average cost method) or market. The costs of inventories did not exceed market values at March 31, 2004, and December 31, 2003. The major components of inventories were as follows (in thousands):

	March 31,	December 31,
	2004	2003
Crude oil	$2,422	$1,303
Refined products	5,119	6,632
LPGs	418	517
Lubrication oils and specialty chemicals	3,361	3,080
Materials and supplies	5,145	4,528
Other	141	—

Total	$16,606	$16,060

NOTE 6. EQUITY INVESTMENTS

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     In August 2000, TE Products entered into agreements with Panhandle Eastern Pipeline Company (“PEPL”), a former subsidiary of CMS Energy Corporation, and Marathon Ashland Petroleum LLC (“Marathon”) to form Centennial Pipeline LLC (“Centennial”). Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois. Through February 9, 2003, each participant owned a one-third interest in Centennial. On February 10, 2003, TE Products and Marathon each acquired an additional interest in Centennial from PEPL for $20.0 million each, increasing their ownership percentages in Centennial to 50% each. During the quarter ended March 31, 2004, TE Products invested $1.0 million in Centennial, which is included in the equity investment balance at March 31, 2004.

     On January 1, 2003, TE Products and Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) formed Mont Belvieu Storage Partners, L.P. (“MB Storage”). TE Products and Louis Dreyfus each own a 50% ownership interest in MB Storage. The purpose of MB Storage is to expand services to the upper Texas Gulf Coast energy marketplace by increasing pipeline throughput and the mix of products handled through the existing system and establishing new receipt and delivery connections. MB Storage is a service-oriented, fee-based venture with no commodity trading activity. TE Products operates the facilities for MB Storage. Effective January 1, 2003, TE Products contributed property and equipment with a net book value of $67.1 million to MB Storage. Additionally, as of the contribution date, Louis Dreyfus had invested $6.1 million for expansion projects for MB Storage that TE Products was required to reimburse if the original joint development and marketing agreement was terminated by either party. This deferred liability was also contributed and converted to the capital account of Louis Dreyfus in MB Storage.

     TE Products receives the first $1.8 million per quarter (or $7.15 million on an annual basis) of MB Storage’s income before depreciation expense less mandatory capital expenditures, as defined in the operating agreement. Any amount of MB Storage’s annual income before depreciation expense less mandatory capital expenditures in excess of $7.15 million is allocated evenly between TE Products and Louis Dreyfus. Depreciation expense on assets each originally contributed to MB Storage is allocated between TE Products and Louis Dreyfus based on the net book value of the assets contributed. Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation is allocated evenly between TE Products and Louis Dreyfus. For the three months ended March 31, 2004, TE Products’ sharing ratio in the earnings of MB Storage was approximately 66.4%.

     We use the equity method of accounting to account for our investments in Seaway, Centennial and MB Storage. Summarized combined financial information for Seaway, Centennial and MB Storage for the three months ended March 31, 2004 and 2003, is presented below (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenues	$33,313	$24,322
Net income	11,817	5,286

     Summarized combined balance sheet information for Seaway, Centennial and MB Storage as of March 31, 2004, and December 31, 2003, is presented below (in thousands):

	March 31,	December 31,
	2004	2003
Current assets	$84,792	$56,243
Noncurrent assets	603,192	609,215
Current liabilities	44,385	43,177
Long-term debt	140,000	140,000
Noncurrent liabilities	13,292	13,182
Partners’ capital	490,307	469,099

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

     The TE Products Senior Notes do not have sinking fund requirements. Interest on the TE Products Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The TE Products Senior Notes are unsecured obligations of TE Products and rank on a parity with all other unsecured and unsubordinated indebtedness of TE Products. The indenture governing the TE Products Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2004, TE Products was in compliance with the covenants of the TE Products Senior Notes.

     On February 20, 2002, we completed the issuance of $500.0 million principal amount of 7.625% Senior Notes due 2012. The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the term of the notes. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing our 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2004, we were in compliance with the covenants of these Senior Notes.

     On January 30, 2003, we completed the issuance of $200.0 million principal amount of 6.125% Senior Notes due 2013. The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their face value over the term of the notes. We used $182.0 million of the proceeds from the offering to reduce the outstanding principal on our $500.0 million revolving credit facility to $250.0 million. The balance of the net proceeds received was used for general partnership purposes. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing our 6.125% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2004, we were in compliance with the covenants of these Senior Notes.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The following table summarizes the estimated fair values of the Senior Notes as of March 31, 2004, and December 31, 2003 (in millions):

	Face	March 31,	December 31,
	Value	2004	2003
6.45% TE Products Senior Notes, due January 2008	$180.0	$198.5	$204.8
7.625% Senior Notes, due February 2012	500.0	586.4	578.2
6.125% Senior Notes, due February 2013	200.0	213.4	206.7
7.51% TE Products Senior Notes, due January 2028	210.0	238.2	228.0

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

     On June 27, 2003, we entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”). The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios. We borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility. On March 31, 2004, $226.5 million was outstanding under the Revolving Credit Facility at a weighted average interest rate, before the effects of hedging activities, of 1.9%. At March 31, 2004, we were in compliance with the covenants of this credit agreement.

     We have entered into an interest rate swap agreement to hedge our exposure to increases in interest rates on a portion of the credit facilities discussed above. See Note 3. Interest Rate Swaps.

Short Term Credit Facilities

     On April 6, 2001, we entered into a 364-day, $200.0 million revolving credit agreement (“Short-term Revolver”). The interest rate was based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement contained certain restrictive financial covenant ratios. On March 28, 2002, the Short-term Revolver was extended for an additional period of 364 days, ending in March 2003. The Short-term Revolver expired on March 27, 2003.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The following table summarizes the principal amounts outstanding under our credit facilities as of March 31, 2004, and December 31, 2003 (in thousands):

	March 31,	December 31,
	2004	2003
Credit Facilities:
Revolving Credit Facility, due June 2006	$226,500	$210,000
6.45% TE Products Senior Notes, due January 2008	179,883	179,876
7.625% Senior Notes, due February 2012	498,272	498,216
6.125% Senior Notes, due February 2013	198,738	198,702
7.51% TE Products Senior Notes, due January 2028	210,000	210,000

Total borrowings	1,313,393	1,296,794
Adjustment to carrying value associated with hedges of fair value	48,456	42,856

Total Credit Facilities	$1,361,849	$1,339,650

NOTE 8. PARTNERS’ CAPITAL AND DISTRIBUTIONS

Equity Offerings

     On April 2, 2003, we sold in an underwritten public offering 3.9 million Units at $30.35 per Unit. The proceeds from the offering, net of underwriting discount, totaled approximately $114.5 million, of which approximately $113.8 million was used to repurchase and retire all of the 3.9 million previously outstanding Class B Units held by Duke Energy Transport and Trading Company, LLC. We received approximately $0.7 million in proceeds from the offering in excess of the amount needed to repurchase and retire the Class B Units.

     On August 7, 2003, we sold in an underwritten public offering 5.0 million Units at $34.68 per Unit. The proceeds from the offering, net of underwriting discount, totaled approximately $166.0 million. On August 19, 2003, 162,900 Units were sold upon exercise of the underwriters’ over-allotment option granted in connection with the offering on August 7, 2003. Proceeds from the over-allotment sale, net of underwriting discount, totaled $5.4 million. Approximately $53.0 million of the proceeds were used to repay indebtedness under our revolving credit facility and $21.0 million was used to fund the acquisition of the Genesis assets (see Note 4. Acquisitions and Dispositions). The remaining amount was used primarily to fund revenue-generating and system upgrade capital expenditures and for general partnership purposes.

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

		General
	Unitholders	Partner
Quarterly Cash Distribution per Unit:
Up to Minimum Quarterly Distribution ($0.275 per Unit)	98%	2%
First Target — $0.276 per Unit up to $0.325 per Unit	85%	15%
Second Target — $0.326 per Unit up to $0.45 per Unit	75%	25%
Over Second Target — Cash distributions greater than $0.45 per Unit	50%	50%

     The following table reflects the allocation of total distributions paid during the three months ended March 31, 2004, and 2003 (in thousands, except per Unit amounts):

	Three Months Ended
	March 31,
	2004	2003
Limited Partner Units	$40,949	$32,286
General Partner Ownership Interest	836	707
General Partner Incentive	15,298	11,191

Total Partners’ Capital Cash Distributions	57,083	44,184
Class B Units	—	2,349

Total Cash Distributions Paid	$57,083	$46,533

Total Cash Distributions Paid Per Unit	$0.65	$0.60

     On May 7, 2004, we will pay a cash distribution of $0.6625 per Unit for the quarter ended March 31, 2004. The first quarter 2004 cash distribution will total $58.7 million.

General Partner’s Interest

     As of March 31, 2004, and December 31, 2003, we had a deficit balance of $11.7 million and $7.2 million, respectively, in our General Partner’s equity account. This negative balance does not represent an asset to us and does not represent an obligation of the General Partner to contribute cash or other property to us. The General Partner’s equity account generally consists of its cumulative share of our net income less cash distributions made to the General Partner plus capital contributions that it has made to us. For the quarter ended March 31, 2004, the General Partner was allocated $11.7 million (representing 28.85%) of our net income and received $16.1 million in cash distributions.

     Capital Accounts, as defined under our Partnership Agreement, are maintained for our General Partner and our limited partners. The Capital Account provisions of our Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity accounts reflected under accounting principles generally accepted in the United States in our financial statements. Under our Partnership Agreement, the General Partner is only required to make additional capital contributions to us upon the issuance of any additional Units and only if necessary to maintain a Capital Account balance equal to 1.999999% of the total Capital Accounts of all partners. At March 31, 2004, and December 31, 2003, the General Partner’s Capital Account balance substantially exceeded this requirement.

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

not comparable to net income reflected under accounting principles generally accepted in the United States in our financial statements.

     Cash distributions that we make during a period may exceed our net income for the period. We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion. Cash distributions in excess of net income allocations and capital contributions during the year ended December 31, 2003, and the three months ended March 31, 2004, resulted in a deficit in the General Partner’s equity account at March 31, 2004, and December 31, 2003. Future cash distributions that exceed net income will result in an increase in the deficit balance in the General Partner’s equity account.

     According to the Partnership Agreement, in the event of our dissolution, after satisfying our liabilities, our remaining assets would be divided among our limited partners and the General Partner generally in the same proportion as Available Cash but calculated on a cumulative basis over the life of the Partnership. After all allocations are made between the partners, if a deficit balance still remains in the General Partner’s equity account, the General Partner would not be required to make whole any such deficit.

NOTE 9. EMPLOYEE BENEFIT PLANS

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

     The components of net pension benefits costs for the TEPPCO RCBP and the TEPPCO SBP for the three months ended March 31, 2004 and 2003, were as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Service cost benefit earned during the period	$936	$795
Interest cost on projected benefit obligation	176	126
Expected return on plan assets	(224)	(151)
Amortization of prior service cost	2	2
Recognized net actuarial loss	4	6

Net pension benefits costs	$894	$778

Other Postretirement Benefits

     Effective January 1, 2001, we provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis (“TEPPCO OPB”). Employees become eligible for these benefits if they meet certain age and service requirements at retirement, as defined in the plans. We provide a fixed dollar

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

contribution, which does not increase from year to year, towards retired employee medical costs. The retiree pays all health care cost increases due to medical inflation. We use a December 31 measurement date for this plan.

     The components of net postretirement benefits cost for the TEPPCO OPB for the three months ended March 31, 2004 and 2003, were as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Service cost benefit earned during the period	$44	$34
Interest cost on accumulated postretirement benefit obligation	39	34
Amortization of prior service cost	32	32

Net postretirement benefits costs	$115	$100

Estimated Future Benefit Contributions

     We expect to contribute approximately $3.0 million to our retirement plans and other postretirement benefit plans in 2004.

NOTE 10. SEGMENT INFORMATION

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

     Our Downstream Segment revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sales of product inventory and other ancillary services. The two largest operating expense items of the Downstream Segment are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating. Our Downstream Segment also includes the results of operations of the northern portion of the Dean Pipeline, which transports refinery grade propylene (“RGP”) from Mont Belvieu to Point Comfort, Texas. Our Downstream Segment also includes our equity investments in Centennial and MB Storage (see Note 6. Equity Investments).

     Our Upstream Segment revenues are earned from gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals, principally in Oklahoma, Texas, New Mexico and the Rocky Mountain region. Marketing operations consist primarily of aggregating purchased crude oil along our pipeline systems, or along third party pipeline systems, and arranging the necessary transportation logistics for the ultimate sale of the crude oil to local refineries, marketers or other end users. Our Upstream Segment also includes our equity investment in Seaway. Seaway consists of large diameter pipelines that transport crude oil from Seaway’s marine terminals on the U.S. Gulf Coast to Cushing, Oklahoma, a crude oil distribution point for the central United States, and to refineries in the Texas City and Houston areas.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Our Midstream Segment revenues are earned from the fractionation of NGLs in Colorado; transportation of NGLs from two trunkline NGL pipelines in South Texas, two NGL pipelines in East Texas and a pipeline system (“Chaparral”) from West Texas and New Mexico to Mont Belvieu; the gathering of natural gas in the Green River Basin in southwestern Wyoming, through Jonah; and the gathering of coal bed methane (“CBM”) in the San Juan Basin in New Mexico and Colorado, through Val Verde Gas Gathering Company (“Val Verde”). DEFS manages and operates the Val Verde, Jonah and Chaparral assets for us under contractual agreements.

     The table below includes financial information by reporting segment for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31, 2004
	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated
Revenues	$74,809	$1,194,490	$50,163	$1,319,462	$(1,401)	$1,318,061
Purchases of petroleum products	—	1,167,425	1,317	1,168,742	(1,401)	1,167,341
Operating expenses, including power	40,050	13,968	14,981	68,999	—	68,999
Depreciation and amortization expense	9,077	3,068	15,675	27,820	—	27,820

Operating income	25,682	10,029	18,190	53,901	—	53,901
Equity earnings (losses)	(1,238)	6,889	—	5,651	—	5,651
Other income, net	272	146	58	476	—	476

Earnings before interest	$24,716	$17,064	$18,248	$60,028	$—	$60,028

	Three Months Ended March 31, 2003
	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated
Revenues	$67,965	$985,380	$46,904	$1,100,249	$(1,010)	$1,099,239
Purchases of petroleum products	—	963,854	—	963,854	(1,010)	962,844
Operating expenses, including power	31,549	14,837	11,354	57,740	—	57,740
Depreciation and amortization expense	7,147	3,065	17,101	27,313	—	27,313

Operating income	29,269	3,624	18,449	51,342	—	51,342
Equity earnings (losses)	(1,259)	4,969	—	3,710	—	3,710
Other income, net	(6)	189	37	220	(38)	182

Earnings before interest	$28,004	$8,782	$18,486	$55,272	$(38)	$55,234

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The following table provides total assets, capital expenditures and significant non-cash investing activities for each segment as of March 31, 2004, and December 31, 2003 (in thousands):

	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated
March 31, 2004:
Total assets	$919,154	$911,847	$1,168,617	$2,999,618	$(10,607)	$2,989,011
Capital expenditures	7,440	9,722	9,535	26,697	267	26,964
December 31, 2003:
Total assets	916,917	834,502	1,194,844	2,946,263	(5,271)	2,940,992
Capital expenditures	59,061	13,427	67,882	140,370	147	140,517
Non-cash investing activities	61,408	—	—	61,408	—	61,408

     The following table reconciles the segments’ total earnings before interest to consolidated net income for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Earnings before interest	$60,028	$55,234
Interest expense — net	(19,595)	(21,309)

Net income	$40,433	$33,925

NOTE 11. COMMITMENTS AND CONTINGENCIES

     In the fall of 1999 and on December 1, 2000, the General Partner and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the General Partner and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et al. (including the General Partner and Partnership). In both cases, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. We have filed an answer to both complaints, denying the allegations, as well as various other motions. In April 2004, the court granted a partial motion for summary judgment in favor of the defendants, dismissing two of the plaintiffs’ personal injury claims in their entirety. It is anticipated that the plaintiffs will appeal this ruling. These cases are not covered by insurance. Discovery is ongoing, and we are defending ourselves vigorously against the lawsuits. The plaintiffs have not stipulated the amount of damages that they are seeking in the suits. We cannot estimate the loss, if any, associated with these pending lawsuits.

     On December 21, 2001, TE Products was named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, styled Rebecca L. Grisham et al. v. TE Products Pipeline Company, Limited Partnership. In this case, the plaintiffs contend that our pipeline, which crosses the plaintiffs’ property, leaked toxic products onto their property and consequently, caused damages to them. We have filed an answer to the plaintiffs’ petition denying the allegations and are defending ourselves vigorously against the lawsuit. The plaintiffs have

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

not stipulated the amount of damages they are seeking in the suit; however, this case is covered by insurance. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

     In May 2003, the General Partner was named as a defendant in a lawsuit styled John R. James, et al. v. J Graves Insulation Company, et al., as filed in the first Judicial District Court, Caddo Parish, Louisiana. There are numerous plaintiffs identified in the action that are alleged to have suffered damages as the result of alleged exposure to asbestos-containing products and materials. According to the petition and as a result of a preliminary investigation, the General Partner believes that the only claim asserted against it results from one individual for the period from July 1971 through June 1972, who is alleged to have worked on a facility owned by the General Partner’s predecessor. This period represents a small portion of the total alleged exposure period from January 1964 through December 2001 for this individual. The individual’s claims involve numerous employers and alleged job sites. The General Partner has been unable to confirm involvement by the General Partner or its predecessors with the alleged location, and it is uncertain at this time whether this case is covered by insurance. Discovery is planned, and the General Partner intends to defend itself vigorously against this lawsuit. The plaintiffs have not stipulated the amount of damages that they are seeking in this suit. We are obligated to reimburse the General Partner for any costs it incurs related to this lawsuit. We cannot estimate the loss, if any, associated with this pending lawsuit. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

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

     On December 16, 2003, Centennial, the General Partner, the Partnership and other Partnership entities were named as defendants in a lawsuit in the 128th District Court of Orange County, Texas, styled Elwood Karr et al. v. Centennial Pipeline, LLC et al. In this case, the plaintiffs contend that our pipeline leaked toxic substances on their property, causing them property damage. We have filed an answer to the plaintiffs’ petition, denying the allegations and are defending ourselves vigorously against this lawsuit. This case is covered by insurance. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

     On February 6, 2004, a lawsuit styled San Juan Citizens Alliance et al. v. Norton et al., was filed against the United States Department of Interior and the Bureau of Land Management (“BLM”) in the U.S. District Court, District of Columbia, challenging a recent decision by the BLM. In that decision, the BLM adopted a Resource Management Plan that authorized the development of additional gas wells on public lands in northwestern New Mexico. A substantial portion of the development activity in the area that is the subject of the suit involves the infill drilling in the Basin-Fruitland Coal Gas Pool, which covers most of the San Juan Basin. We believe the BLM followed the requirements of the law and reached a balanced decision in adopting the Resource Management Plan. However, an adverse decision could impact infill drilling activities in the San Juan Basin.

     On March 26, 2004, an initial decision in ARCO Products Co., et al. v. SFPP, Docket OR96-2-000, et al. (“SFPP”) was issued by the FERC, which made several significant determinations with respect to finding “changed circumstances” under the Energy Policy Act of 1992 (“EP Act”). The decision lists factors that will be considered by the FERC, which include showing a substantial change in economic circumstances, the time factor that will be reviewed, what will be considered the basis of the rate and a pipeline’s documentary requirements. The decision largely clarifies, but does not fully quantify, the standard required for a complainant to demonstrate that an oil pipeline’s rates are no longer subject to the rate protection of the EP Act by demonstrating that a substantial change in circumstances has occurred since 1992 with respect to the basis of the rates being challenged. In the SFPP decision, the FERC found that a limited number of rate elements will significantly affect the economic basis for a pipeline company’s rates. The elements identified in the decision are volume changes, allowed total return and total cost of service (including major cost elements of rate base such as tax rates and tax allowances, among others). The FERC did reject, however, the use of changes in tax rate and income tax allowances as standalone factors. The FERC further found that if a complainant can show that a pipeline’s volumes and overall cost of service collectively reflect a significant increase in net earnings between the establishment of the challenged rate pre-1992 and the time of the complaint, based primarily on the combined impact of changes in volumes and changes in overall cost of service, the complainant has met its burden relative to establishing “changed circumstances.” It appears very likely that the decision will be appealed. We have not yet determined the impact, if any, that the decision could have on our rates if they were reviewed under the criteria of the SFPP decision.

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination. At March 31, 2004, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. Effective in March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility. This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which they have accepted shared responsibility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

     On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a storage tank at our Blue Island terminal located in Cook County, Illinois. As a result of the release, we have entered into an Agreed Order with the State of Illinois. The Agreed Order requires us, in part, to complete a site investigation plan to delineate the scope of any potential contamination resulting from the release and to remediate any contamination present above regulatory standards. This site investigation plan has been completed and submitted to the State of Illinois. The

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Agreed Order does not contain any provision for any fines or penalties; however, it does not preclude the State of Illinois from assessing these at a later date. We do not expect that the completion of the Agreed Order will have a future material adverse effect on our financial position, results of operations or cash flows.

     At March 31, 2004, we have an accrued liability of $8.0 million, related to various TCTM and TE Products sites requiring environmental remediation activities. We do not expect that the completion of remediation programs associated with TCTM and TE Products activities will have a future material adverse effect on our financial position, results of operations or cash flows.

     We regularly review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. At March 31, 2004, we have identified certain assets that we are monitoring for possible impairment. We are unable to reasonably estimate the probabilities associated with the performance of an impairment test. We are continuing to monitor the circumstances surrounding the assets and will test the assets for impairment as more information becomes available. We do not believe that the resolution of the matter will have a material effect on our financial condition, results of operations or cash flows.

     Centennial entered into credit facilities totaling $150.0 million and, as of March 31, 2004, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of Centennial’s pipeline system. TE Products and Marathon have each guaranteed one-half of Centennial’s debt, up to a maximum amount of $75.0 million each.

NOTE 12. COMPREHENSIVE INCOME

     SFAS No. 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on certain investments to be reported in a financial statement. As of and for the three months ended March 31, 2004 and 2003, the components of comprehensive income were due to the interest rate swap related to our variable rate revolving credit facility, which is designated as a cash flow hedge. Changes in the fair value of the cash flow hedge, to the extent the hedge is effective, are recognized in other comprehensive income until the hedge interest costs are recognized in earnings.

     The table below reconciles reported net income to total comprehensive income for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$40,433	$33,925
Net income on cash flow hedge	2,682	5,469

Total comprehensive income	$43,115	$39,394

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The accumulated balance of other comprehensive loss related to our cash flow hedge is as follows (in thousands):

Balance at December 31, 2002	$(20,055)
Reclassification due to discontinued portion of cash flow hedge	989
Transferred to earnings	14,417
Change in fair value of cash flow hedge	1,747

Balance at December 31, 2003	$(2,902)
Transferred to earnings	2,719
Change in fair value of cash flow hedge	(37)

Balance at March 31, 2004	$(220)

NOTE 13. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	March 31, 2004
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L .P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(in thousands)
Assets
Current assets	$32,788	$81,070	$419,126	$(38,655)	$494,329
Property, plant and equipment — net	—	1,142,967	476,449	—	1,619,416
Equity investments	1,095,266	409,057	211,094	(1,348,216)	367,201
Intercompany notes receivable	959,359	—	—	(959,359)	—
Intangible assets	—	394,056	37,220	—	431,276
Other assets	5,863	32,459	38,467	—	76,789

Total assets	$2,093,276	$2,059,609	$1,182,356	$(2,346,230)	$2,989,011

Liabilities and partners’ capital
Current liabilities	$33,666	$83,236	$436,975	$(38,657)	$515,220
Long-term debt	963,115	398,734	—	—	1,361,849
Intercompany notes payable	—	583,384	376,256	(959,640)	—
Other long term liabilities	1,477	14,782	665	—	16,924
Total partners’ capital	1,095,018	979,473	368,460	(1,347,933)	1,095,018

Total liabilities and partners’ capital	$2,093,276	$2,059,609	$1,182,356	$(2,346,230)	$2,989,011

	December 31, 2003
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(in thousands)
Assets
Current assets	$38,281	$92,817	$360,564	$(38,844)	$452,818
Property, plant and equipment — net	—	1,146,455	472,708	—	1,619,163
Equity investments	1,112,252	404,886	209,438	(1,361,290)	365,286
Intercompany notes receivable	943,447	—	—	(943,447)	—
Intangible assets	—	401,404	37,161	—	438,565
Other assets	6,157	21,444	37,559	—	65,160

Total assets	$2,100,137	$2,067,006	$1,117,430	$(2,343,581)	$2,940,992

Liabilities and partners’ capital
Current liabilities	$41,895	$105,285	$367,260	$(38,849)	$475,591
Long-term debt	947,486	392,164	—	—	1,339,650
Intercompany notes payable	—	557,842	385,604	(943,446)	—
Other long term liabilities	1,435	14,995	—	—	16,430
Total partners’ capital	1,109,321	996,720	364,566	(1,361,286)	1,109,321

Total liabilities and partners’ capital	$2,100,137	$2,067,006	$1,117,430	$(2,343,581)	$2,940,992

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31, 2004
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$111,888	$1,207,574	$(1,401)	$1,318,061
Costs and expenses	—	73,416	1,192,145	(1,401)	1,264,160

Operating income	—	38,472	15,429	—	53,901

Interest expense — net	—	(12,792)	(6,803)	—	(19,595)
Equity earnings	40,433	14,447	6,889	(56,118)	5,651
Other income — net	—	306	170	—	476

Net income	$40,433	$40,433	$15,685	$(56,118)	$40,433

	Three Months Ended March 31, 2003
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$102,079	$998,170	$(1,010)	$1,099,239
Costs and expenses	—	60,877	988,030	(1,010)	1,047,897

Operating income	—	41,202	10,140	—	51,342

Interest expense — net	(17,409)	(13,519)	(7,828)	17,447	(21,309)
Equity earnings	33,925	6,253	4,969	(41,437)	3,710
Other income — net	17,409	(11)	231	(17,447)	182

Net income	$33,925	$33,925	$7,512	$(41,437)	$33,925

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31, 2004
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities
Net income	$40,433	$40,433	$15,685	$(56,118)	$40,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	22,107	5,713	—	27,820
Earnings in equity investments, net of distributions	16,650	(2,932)	(889)	(12,480)	349
Changes in assets and liabilities and other	(35,740)	(25,342)	8,013	27,690	(25,379)

Net cash provided by operating activities	21,343	34,266	28,522	(40,908)	43,223

Cash flows from investing activities	335	10,169	(10,610)	(28,858)	(28,964)
Cash flows from financing activities	(40,583)	(60,065)	(21,152)	81,217	(40,583)

Net decrease in cash and cash equivalents	(18,905)	(15,630)	(3,240)	11,451	(26,324)
Cash and cash equivalents at beginning of period	19,744	19,243	5,670	(15,188)	29,469

Cash and cash equivalents at end of period	$839	$3,613	$2,430	$(3,737)	$3,145

	Three Months Ended March 31, 2003
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities
Net income	$33,925	$33,925	$7,512	$(41,437)	$33,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	21,864	5,449	—	27,313
Earnings in equity investments, net of distributions	12,608	2,845	(5,038)	(14,194)	(3,779)
Changes in assets and liabilities and other	(30,269)	(10,940)	(4,309)	25,603	(19,915)

Net cash provided by operating activities	16,264	47,694	3,614	(30,028)	37,544

Cash flows from investing activities	(13)	(35,495)	(2,829)	13	(38,324)
Cash flows from financing activities	(16,251)	(15,390)	(14,623)	30,015	(16,249)

Net decrease in cash and cash equivalents	—	(3,191)	(13,838)	—	(17,029)
Cash and cash equivalents at beginning of period	—	8,247	22,721	—	30,968

Cash and cash equivalents at end of period	$—	$5,056	$8,883	$—	$13,939

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     You should read the following review of our financial position and results of operations in conjunction with our Consolidated Financial Statements. Material period-to-period variances in the consolidated statements of income are discussed under “Results of Operations.” The “Financial Condition and Liquidity” section analyzes our cash flows and financial position. “Other Considerations” addresses trends, future plans and contingencies that are reasonably likely to materially affect our future liquidity or earnings. The Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies and Estimates

     A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K. Certain of these accounting policies require the use of estimates. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: revenue and expense accruals, including power costs, property taxes and crude oil margins, environmental costs, property, plant and equipment and goodwill and intangible assets. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

Management Overview of the Quarter Ended March 31, 2004

     We reported net income of $40.4 million, or $0.46 per Unit, for the three months ended March 31, 2004, compared with net income of $33.9 million, or $0.43 per Unit, for the three months ended March 31, 2003. Our Upstream Segment had a particularly strong quarter, primarily due to the benefits of our recent acquisition of the Genesis assets and increased volumes on Seaway Crude Pipeline Company (“Seaway”). Our Downstream Segment results were impacted by higher pipeline integrity costs, which essentially offset strong revenues from both our refined products and propane businesses. We anticipate that our pipeline integrity costs for the remainder of 2004 will be higher than our 2003 costs as we continue to perform pipeline maintenance under our integrity management program. Our Midstream Segment benefited from increased volumes on Jonah Gas Gathering Company (“Jonah”), resulting from our recent Phase III expansion, offsetting the impact of reduced volumes on Val Verde Gas Gathering Company (“Val Verde”) as a result of the natural decline of coal bed methane production (“CBM”). We also increased our quarterly distribution from $0.65 per Unit to $0.6625 per Unit for the first quarter of 2004.

     We are focused on opportunities, challenges and risks that are inherent in our business segments. These include the safe, reliable and efficient operation of the pipelines and facilities that we own or operate while meeting increased regulations that govern the operation of our assets and the costs associated with such regulations. We are also focused on our continued growth through expansion of the assets that we own and through acquisition of assets that complement the segments in which we operate.

     We remain confident that our current strategy and focus will provide continued growth in earnings and cash distributions. These growth opportunities include:

•	Continued development of refined products and propane market opportunities.

•	Continued development of the Jonah gas gathering system which serves the Jonah and Pinedale fields.

•	Integration of the Genesis crude oil assets and increased utilization of Seaway.

•	Gathering of volumes from infill drilling of CBM by producers and new connections of conventional gas in the San Juan Basin, where our Val Verde system is located.

•	Construction of a new truck loading facility in Bossier City, Louisiana.

     We are continuing to pursue a plan to make system changes to allow for bi-directional flow and deliveries into the Shreveport market area. We have completed feasibility studies and are in discussions with potential customers regarding the transportation of volumes through the pipeline system in this area. Engineering design work and property acquisition for the terminal site in Bossier City, Louisiana, are currently under way along with engineering efforts to reverse the flow of the pipeline segment from Shreveport to El Dorado, Arkansas. The project is scheduled to be completed by the end of 2004.

     We have begun a Phase II project to further expand our delivery capacity of liquefied petroleum gases (“LPGs”) to the Northeast by 8,000 to 10,000 barrels per day. In 2003, we increased the delivery capability between Todhunter, Ohio, and Coshocton, Ohio, by 8,000 to 10,000 barrels per day and increased storage and improved loading capability at Oneonta, New York. The Phase II expansion includes the construction of three pump stations between Coshocton and Greensburg, Pennsylvania, and two stations from Greensburg to Watkins Glen, New York. Additional work on the pipeline segment between Greensburg and Philadelphia, Pennsylvania, will increase delivery rates to the Philadelphia area. Improvements will also be made at our Dubois, Pennsylvania, and Eagle, Pennsylvania, terminals. The project is scheduled for completion in October 2004.

Our Business

     TEPPCO Partners, L.P., a Delaware limited partnership, is a publicly traded master limited partnership formed in March 1990. We operate through TE Products Pipeline Company, Limited Partnership (“TE Products”), TCTM, L.P. (“TCTM”) and TEPPCO Midstream Companies, L.P. (“TEPPCO Midstream”), which are collectively referred to as the “Operating Partnerships.” Texas Eastern Products Pipeline Company, LLC (the “Company” or “General Partner”), a Delaware limited liability company, serves as our general partner and owns a 2% general partner interest in us. The General Partner is a wholly owned subsidiary of Duke Energy Field Services, LLC (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and ConocoPhillips. Duke Energy holds an interest of approximately 70% in DEFS, and ConocoPhillips holds the remaining interest of approximately 30%. The Company, as general partner, performs all management and operating functions required for us, except for the management and operations of certain of the TEPPCO Midstream assets that are managed by DEFS on our behalf. We reimburse the General Partner for all reasonable direct and indirect expenses incurred in managing us. TEPPCO GP, Inc. (“TEPPCO GP”), our subsidiary, is the general partner of our Operating Partnerships. We hold a 99.999% limited partner interest in the Operating Partnerships and TEPPCO GP holds a 0.001% general partner interest.

     We operate and report in three business segments:

•	Downstream Segment — transportation and storage of refined products, LPGs and petrochemicals;

•	Upstream Segment — gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals; and

•	Midstream Segment — gathering of natural gas, transportation of natural gas liquids (“NGLs”) and fractionation of NGLs.

     Our reportable segments offer different products and services and are managed separately because each requires a different business strategy. TEPPCO GP, our wholly owned subsidiary, acts as managing general partner of our Operating Partnerships, with a 0.001% general partner interest in each, and manages our subsidiaries.

     Our Downstream Segment revenues are earned from transportation and storage of refined products and LPGs, intrastate transportation of petrochemicals, sales of product inventory and other ancillary services. The two largest operating expense items of the Downstream Segment are labor and electric power. We generally realize higher revenues during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand in the Northeast for propane, a major fuel for residential heating. Our Downstream Segment also includes the results of operations of the northern portion of the Dean Pipeline, which transports refinery grade propylene from Mont Belvieu, Texas, to Point Comfort, Texas. Our Downstream Segment also includes our equity investments in Centennial Pipeline LLC (“Centennial”) and Mont Belvieu Storage Partners, L.P. (“MB Storage”) (see Note 6. Equity Investments).

     Our Upstream Segment revenues are earned from gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals, principally in Oklahoma, Texas, New Mexico and the Rocky Mountain region. Marketing operations consist primarily of aggregating purchased crude oil along our pipeline systems, or along third party pipeline systems, and arranging the necessary transportation logistics for the ultimate sale of the crude oil to local refineries, marketers or other end users. Our Upstream Segment also includes our equity investment in Seaway (see Note 6. Equity Investments).

     Our Midstream Segment revenues are earned from the fractionation of NGLs in Colorado; transportation of NGLs from two trunkline NGL pipelines in South Texas, two NGL pipelines in East Texas and a pipeline system (“Chaparral”) from West Texas and New Mexico to Mont Belvieu; the gathering of natural gas in the Green River Basin in southwestern Wyoming, through Jonah and the gathering of CBM in the San Juan Basin in New Mexico and Colorado, through Val Verde. DEFS manages and operates the Val Verde, Jonah and Chaparral assets for us under contractual agreements.

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

Acquisitions

     We completed several acquisitions in 2001, 2002 and 2003, discussed below, that have impacted our results of operations and liquidity as discussed in this Report. The following acquisitions were accounted for, and the purchase price was allocated, in accordance with the purchase method of accounting. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, in 2001 and have followed the provisions of that statement for all business combinations initiated after June 30, 2001.

Acquisition	Date of Acquisition	Purchase Price
Jonah (1)	September 30, 2001	$367.1 million
Chaparral (2)	March 1, 2002	$132.4 million
Val Verde (3)	June 30, 2002	$444.2 million
Genesis (4)	November 1, 2003	$21.0 million

(1)	The acquisition of Jonah in 2001 served as our entry into the natural gas gathering industry.

(2)	Chaparral extends from West Texas and New Mexico to Mont Belvieu. The pipeline delivers NGLs to fractionators and to MB Storage’s existing storage facilities in Mont Belvieu.

(3)	The Val Verde system gathers CBM from the Fruitland Coal Formation of the San Juan Basin in New Mexico and Colorado. The system is one of the largest CBM gathering and treating facilities in the United States.

(4)	The assets acquired included approximately 150 miles of small diameter trunk lines, 26,000 barrels per day of throughput and 12,000 barrels per day of lease marketing and supply business. We have integrated these assets into our South Texas pipeline system which has allowed us to consolidate gathering and marketing assets in key operating areas in a cost effective manner and will provide future growth opportunities (see Note 4. Acquisitions and Dispositions).

     Since the acquisition of Jonah, we have expanded both the pipeline capacity and processing capacity of the Jonah system. In 2002, we completed the Phase I and Phase II expansions of Jonah, which nearly doubled the capacity of the Jonah system. The Phase I expansion was completed in May 2002 at a cost of approximately $25.0 million and increased system capacity by 62%, from approximately 450 million cubic feet per day (“MMcf/day”) to approximately 730 MMcf/day. In October 2002, the Phase II expansion was completed at a cost of approximately $45.0 million, which increased the capacity of the Jonah system from 730 MMcf/day to approximately 880 MMcf/day. In 2003, the Phase III expansion was begun, which included an 80-mile expansion on the system and the building of a new 250 MMcf/day gas processing plant near Opal, Wyoming. Phase III was substantially completed during the fourth quarter of 2003, with system capacity increasing to 1,180 MMcf/day at a cost of approximately $59.0 million.

     In connection with our acquisition of crude oil assets in 2000, we acquired an approximate 23.5% undivided joint interest in the Rancho Pipeline, which was a crude oil pipeline system from West Texas to Houston. In March 2003, the Rancho Pipeline ceased operations, and segments of the pipeline were sold to certain of the owners which previously held undivided interests in the pipeline. We acquired approximately 230 miles of the pipeline in exchange for cash of $5.5 million and our interests in other portions of the Rancho Pipeline. We sold part of the segment we acquired to other entities for cash and assets valued at approximately $8.5 million. We recorded a net gain of $3.9 million on the transactions in the second quarter of 2003.

     Consistent with our business strategy, we continuously evaluate possible acquisitions of assets that would complement our current operating segments. Such acquisition efforts involve participation by us in processes that have been made public and involve a number of potential buyers, as well as situations where we believe we are the only party or one of a very limited number of potential buyers in negotiations with the potential seller. These acquisition efforts often involve assets which, if acquired, would have a material effect on our financial position, results of operations or cash flows.

Results of Operations

     The following table summarizes financial information by business segment for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Operating revenues:
Downstream Segment	$74,809	$67,965
Upstream Segment	1,194,490	985,380
Midstream Segment	50,163	46,904
Intercompany eliminations	(1,401)	(1,010)

Total operating revenues	1,318,061	1,099,239

Operating income:
Downstream Segment	25,682	29,269
Upstream Segment	10,029	3,624
Midstream Segment	18,190	18,449

Total operating income	53,901	51,342

Earnings before interest:
Downstream Segment	24,716	28,004
Upstream Segment	17,064	8,782
Midstream Segment	18,248	18,486
Intercompany eliminations	—	(38)

Total earnings before interest	60,028	55,234

Interest expense	(20,459)	(21,905)
Interest capitalized	864	596

Net income	$40,433	$33,925

     Below is a detailed analysis of the results of operations, including reasons for changes in results, for each of our operating segments.

Downstream Segment

     The following table presents volumes delivered in barrels and average tariff per barrel for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,		Percentage Increase
	2004	2003	(Decrease)
	(in thousands, except tariff information)
Volumes Delivered
Refined products	32,522	30,232	8%
LPGs	13,208	13,700	(4%)

Total	45,730	43,932	4%

Average Tariff per Barrel
Refined products	$0.95	$0.89	7%
LPGs	2.18	2.25	(3%)
Average system tariff per barrel	$1.31	$1.31	—

     Our Downstream Segment reported earnings before interest of $24.7 million for the three months ended March 31, 2004, compared with earnings before interest of $28.0 million for the three months ended March 31, 2003. Earnings before interest decreased $3.3 million primarily due to an increase of $10.5 million in costs and expenses partially offset by an increase of $6.9 million in operating revenues and an increase of $0.3 million in other income — net. We discuss the factors influencing our operating performance below.

     Revenues from refined products transportation increased $4.1 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, due to an overall increase of 8% in the refined products volumes delivered. This increase was primarily due to deliveries of products received into our pipeline from Centennial at Creal Springs, Illinois. Centennial has provided our system with additional pipeline capacity for products originating in the U.S. Gulf Coast area. Prior to the construction of Centennial, deliveries on our pipeline system were limited by our pipeline capacity, and transportation services for our customers were allocated in accordance with a proration policy. With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs. In February 2003, we entered into a lease agreement with Centennial that increased our flexibility to deliver refined products to our market areas. Volume increases were due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets. The refined products average rate per barrel increased 7% from the prior year period primarily due to higher market-based tariff rates which went into effect in July 2003, partially offset by the impact of the Midwest origin point for barrels received from Centennial, which resulted in an increase in short-haul barrels transported on our system.

     Revenues from LPGs transportation decreased $2.0 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, primarily due to lower deliveries of propane in the upper Midwest and Northeast market areas attributable to warmer weather during the first quarter of 2004. Additionally, in late February 2004, the Mont Belvieu propane price spiked, which resulted in our sourced propane being less competitive than propane from other source points. This decrease was partially offset by increased deliveries of isobutane to Chicago area refineries. The LPGs average rate per barrel decreased 3% from the prior year period as a result of a decreased percentage of long-haul deliveries during the three months ended March 31, 2004, partially offset by an increase in LPG tariff rates, which went into effect in July 2003.

     Other operating revenues increased $4.8 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, primarily due to higher propane inventory fees, higher propane deliveries at our Providence, Rhode Island import facility and higher refined product loading fees. These increases were partially offset by lower margins on product inventory sales.

     Costs and expenses increased $10.5 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003. The increase was made up of an $8.5 million increase in operating, general and administrative expenses, a $1.9 million increase in depreciation and amortization expense and a $0.2 million increase in taxes — other than income taxes. These increases were partially offset by a $0.1 million decrease in operating fuel and power. Operating, general and administrative expenses increased primarily due to higher pipeline maintenance expenses due to pipeline rehabilitation expenses associated with our integrity management program, increased consulting and contract services primarily related to compliance with the Sarbanes-Oxley Act of 2002, increased labor costs primarily due to an increase in the number of employees between years, increased rental expense from the Centennial pipeline capacity lease agreement that we entered into in February 2003 and increased general and administrative supplies expense. Depreciation expense increased from the prior year period because of assets placed in service during 2003, partially offset by an increase in the estimated remaining life of a section of our pipeline system in the Northeast, as a result of pipeline improvements made as part of our integrity management program. Taxes — other than income taxes increased as a result of actual property taxes being slightly higher than previously estimated. Operating fuel and power expense decreased slightly as a result of a more efficient use of our transportation assets, partially offset by increased mainline throughput.

     Net losses from equity investments remained virtually unchanged for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, as shown below (in thousands):

	Three Months Ended
	March 31,		Increase
	2004	2003	(Decrease)
Centennial	$(3,856)	$(3,178)	$(678)
MB Storage	2,629	1,945	684
Other	(11)	(26)	15

Total equity losses	$(1,238)	$(1,259)	$21

     Equity losses in Centennial increased primarily due to the acquisition of an additional 16.7% interest in Centennial on February 10, 2003, bringing TE Products’ ownership interest to 50% and higher pipeline cleaning expenses, partially offset by an increase in transportation volumes on Centennial. The losses from Centennial are partially offset by increased earnings of $0.7 million from our 50% ownership interest in MB Storage. Equity earnings in MB Storage increased between periods due to increased storage revenue and receipt revenue, lower general and administrative expenses and lower pipeline rehabilitation expenses on the MB Storage system.

     Other income — net increased $0.3 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, primarily due to higher interest income earned on cash investments and other investing activities.

Upstream Segment

     Information presented in the following table includes the margin of the Upstream Segment, which may be viewed as a non-GAAP (Generally Accepted Accounting Principles) financial measure under the rules of the Securities and Exchange Commission. We calculate the margin of the Upstream Segment as revenues generated from the sale of crude oil and lubrication oil, and transportation of crude oil, less the costs of purchases of crude oil and lubrication oil. We believe that margin is a more meaningful measure of financial performance than operating revenues and operating expenses due to the significant fluctuations in revenues and expenses caused by variations in the level of marketing activity and prices for products marketed. Margin and volume information for the three months ended March 31, 2004 and 2003, is presented below (in thousands, except per barrel and per gallon amounts):

	Three Months Ended
	March 31,		Percentage Increase
	2004	2003	(Decrease)
Margins:
Crude oil transportation	$13,096	$10,804	21%
Crude oil marketing	5,692	4,735	20%
Crude oil terminaling	2,725	2,120	29%
Lubrication oil sales	1,492	1,352	10%

Total margin	$23,005	$19,011	21%

Total barrels:
Crude oil transportation	26,162	22,625	16%
Crude oil marketing	45,654	37,672	21%
Crude oil terminaling	33,088	27,369	21%
Lubrication oil volume (total gallons)	3,470	2,843	22%
Margin per barrel:
Crude oil transportation	$0.501	$0.478	5%
Crude oil marketing	0.125	0.126	(1%)
Crude oil terminaling	0.082	0.077	6%
Lubrication oil margin (per gallon)	0.430	0.476	(10%)

     The following table reconciles the Upstream Segment margin to the consolidated statements of income using the information presented in the consolidated statements of income and the statements of income in Note 10. Segment Information (in thousands):

	Three Months Ended March 31,
	2004	2003
Sales of petroleum products	$1,180,767	$975,960
Transportation — Crude oil	9,663	6,905
Less: Purchases of petroleum products	(1,167,425)	(963,854)

Total margin	$23,005	$19,011

     Our Upstream Segment reported earnings before interest of $17.1 million for the three months ended March 31, 2004, compared with earnings before interest of $8.8 million for the three months ended March 31, 2003. Earnings before interest increased $8.3 million primarily due to an increase of $4.0 million in margin, an increase of $1.5 million in other operating revenues, a decrease of $0.9 million in costs and expenses (excluding purchases of crude oil and lubrication oil) and an increase of $1.9 million in equity earnings of Seaway. We discuss factors influencing our operating performance below.

     Our margin increased $4.0 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003. Crude oil transportation margin increased $2.3 million primarily due to increased revenues on our Basin, South Texas and West Texas systems, resulting from a 16% increase in transportation volumes primarily as a result of the acquisition of the Genesis assets. During the fourth quarter of 2003, we completed the purchase of crude supply and transportation assets (Genesis), which was integrated into our South Texas system (see Note 4. Acquisitions and Dispositions). Crude oil marketing margin increased $1.0 million due to increased volumes marketed, partially offset by an invoicing settlement on a marketing contract in the first quarter of 2003, which reduced the marketing margin in 2003. Crude oil terminaling margin increased $0.6 million as a result of higher pumpover volumes at Cushing, Oklahoma, partially offset by lower pumpover volumes at Midland, Texas. Lubrication oil sales margin increased $0.1 million due to increased sales of chemical volumes and increased volumes related to the acquisition of a lubrication oil distributor in Abilene, Texas, in December 2003.

     Other operating revenue of the Upstream Segment increased $1.5 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, primarily due to a $1.4 million settlement with the former owner of some of our crude oil assets for inventory imbalances with customers on assets that were not acquired by us and higher revenues from documentation and other services to support customers’ trading activity at Midland and Cushing.

     Costs and expenses, excluding expenses associated with purchases of crude oil and lubrication oil, decreased $0.9 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003. The decrease was made up of a $2.1 million decrease in operating, general and administrative expenses, partially offset by a $1.0 million increase in operating fuel and power and a $0.2 million increase in taxes — other than income taxes. Operating, general and administrative expenses decreased $2.1 million from the prior year period primarily due to $1.6 million of higher environmental assessment and remediation costs in 2003, $1.7 million of expense in 2003 from the net settlement of crude oil imbalances with customers and $0.4 million of higher legal costs in 2003 related to the litigation and settlement with D.R.D. Environmental Services, Inc. These decreases were partially offset by increases of $0.2 million in consulting and contract services primarily related to compliance with the Sarbanes-Oxley Act of 2002, increased labor costs primarily due to an increase in the number of employees between years as a result of the acquisition of Genesis and higher pipeline maintenance expenses due to pipeline rehabilitation expenses associated with our integrity management program. Operating fuel and power increased $1.0 million primarily as a result of the acquisition of the Genesis assets and higher volumes in 2004. Taxes — other than income taxes increased $0.2 million due to slight increases in property tax accruals.

     Equity earnings in Seaway increased $1.9 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, due to higher long-haul and short-haul third-party transportation volumes, gains on inventory sales, a settlement with the former owner of Seaway’s crude oil assets regarding inventory imbalances with customers on assets that were not acquired by us and lower general and administrative expenses.

Midstream Segment

     The following table presents volume and average rate information for the three months ended March 31, 2004 and 2003 (in thousands, except average fee and average rate amounts):

	Three Months Ended
	March 31,		Percentage Increase
	2004	2003	(Decrease)
Gathering — Natural Gas — Jonah:
Million cubic feet	83,928	74,265	13%
Million British thermal units (“MMBtu”)	92,897	81,945	13%
Average fee per MMBtu	$0.198	$0.191	4%
Gathering — Natural Gas — Val Verde:
Million cubic feet	35,491	41,709	(15%)
MMBtu	29,804	35,267	(15%)
Average fee per MMBtu	$0.541	$0.529	2%
Transportation — NGLs:
Thousand barrels	14,680	14,268	3%
Average rate per barrel	$0.682	$0.694	(2%)
Fractionation — NGLs:
Thousand barrels	1,115	1,071	4%
Average rate per barrel	$1.689	$1.734	(3%)
Sales — Condensate:
Thousand barrels	41,819	30,771	36%
Average rate per barrel	$33.51	$32.84	2%

     Our Midstream Segment reported earnings before interest of $18.3 million for the three months ended March 31, 2004, compared with earnings before interest of $18.5 million for the three months ended March 31, 2003. Earnings before interest decreased $0.2 million due to an increase of $2.3 million in costs and expenses (excluding purchases of petroleum products) partially offset by an increase of $2.0 million in operating revenues and margin and an increase of $0.1 million in other income — net. We discuss factors influencing our operating performance below.

     Revenues from the gathering of natural gas increased $0.2 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003. Natural gas gathering revenues from the Jonah system increased $2.7 million and volumes delivered increased 9.7 Bcf for the three months ended March 31, 2004, due to the expansion of the Jonah system during 2003. The Phase III expansion was substantially completed during the fourth quarter of 2003 and increased system capacity from 880 MMcf/day to 1,180 MMcf/day. The increase in Jonah’s revenues is also partially due to an increase in the average natural gas gathering rate due to certain volume thresholds being exceeded. Natural gas gathering revenues from the Val Verde system decreased $2.5 million and volumes delivered decreased 6.2 Bcf for the three months ended March 31, 2004, primarily due to the natural decline of CBM production, which resulted in decreased revenues, partially offset by an increase in the average natural gas gathering rate due to annual fee escalations in gathering agreements and higher carbon dioxide treating fees as a result of increasing carbon dioxide content in the natural gas.

     During the first quarter of 2004, Jonah’s Pioneer gas processing plant, which was constructed as a part of the Phase III expansion to increase the processing capacity in southwestern Wyoming, was completed. Pioneer’s processing agreements allow the producers to elect annually whether to be charged under a fee-based arrangement or a fee plus keep-whole arrangement. Under the fee-based election, Jonah receives a fee for its processing services. Under the fee plus keep-whole election, Jonah receives a lower fee for its processing services, retains and sells the

NGLs extracted during the process and delivers to the producers residue gas equivalent in energy to the natural gas received from the producers. Jonah purchases gas from a DEFS affiliate to replace the equivalent energy removed in the liquids. Jonah sells the NGLs it retains to a DEFS affiliate. These transactions resulted in sales and purchases in the first quarter of 2004, with a margin of $0.1 million. The margin from the sales and purchases related to the keep-whole election processing contracts is expected to remain very small.

     Revenues from the transportation of NGLs increased $0.1 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, primarily due to slight increases in volumes transported on the southern portion of the Dean Pipeline and on Chaparral. The decrease in the NGL transportation average rate per barrel resulted from a lower average rate per barrel on volumes transported on Chaparral.

     Other operating revenues increased $1.6 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, due to an increase of $0.4 million in condensate sales on the Jonah system and an increase of $0.8 million in processing fee revenues as a result of the Pioneer processing plant, which was constructed as part of the Phase III expansion, being placed in service in January 2004. The remaining increase in other revenues is primarily due to an increase in stabilizer overhead gas sales on the Jonah system.

     Costs and expenses (excluding purchases of petroleum products) increased $2.3 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, due to a $3.4 million increase in operating, general and administrative expense and a $0.3 million increase in operating fuel and power, partially offset by a $1.4 million decrease in depreciation and amortization expense. Operating, general and administrative expense increased due to higher general and administrative labor expense, higher pipeline maintenance expenses on the southern portion of the Dean Pipeline and higher expenses related to marking to market natural gas imbalances. Operating fuel and power increased $0.3 million primarily due to increased NGL volumes and higher power costs. Amortization expense decreased $3.5 million primarily due to a decrease of $3.3 million on Jonah’s intangible assets under the units-of-production method resulting from an extension of the expected amortization period from 16 years to 25 years (see Note 2. Goodwill and Other Intangible Assets), partially offset by an increase of $0.3 million as a result of higher volumes between periods. Amortization expense on the Val Verde system decreased by $0.5 million primarily due to lower volumes between periods. These decreases were partially offset by increased depreciation expense of $2.1 million on Jonah as a result of assets placed in service in 2003 related to the expansion of the Jonah system.

Interest Expense and Capitalized Interest

     Interest expense decreased $1.5 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, primarily due to lower LIBOR interest rates in effect during the three months ended March 31, 2004, lower outstanding debt balances and lower expense on an interest rate swap in 2004.

     Capitalized interest increased $0.3 million for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, due to interest capitalized on construction work-in-progress in 2004.

Financial Condition and Liquidity

     Cash generated from operations, credit facilities and debt and equity offerings are our primary sources of liquidity. At March 31, 2004, and December 31, 2003, we had working capital deficits of $20.9 million and $22.8 million, respectively. At March 31, 2004, we had $323.5 million in available borrowing capacity under our revolving credit facility to cover any working capital shortfalls. Cash flows for the three months ended March 31, 2004 and 2003 were as follows (in millions):

	Three Months Ended
	March 31,
	2004	2003
Cash provided by (used in):
Operating activities	$43.2	$37.5
Investing activities	(28.9)	(38.3)
Financing activities	(40.6)	(16.2)

   Operating Activities

     Net cash from operating activities for the three months ended March 31, 2004 and 2003, was comprised of the following (in millions):

	Three Months Ended
	March 31,
	2004	2003
Net income	$40.4	$33.9
Depreciation and amortization	27.8	27.3
Losses in equity investments	(5.6)	(3.8)
Distributions from equity investments	6.0	—
Non-cash portion of interest expense	(0.6)	1.0
Cash used in working capital and other	(24.8)	(20.9)

Net cash from operating activities	$43.2	$37.5

     Cash provided by operating activities increased for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, primarily due to higher net income and $6.0 million of distributions from our equity investment in Seaway, partially offset by timing of payments for working capital components.

     We believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations and revenue generating expenditures, interest payments on our Senior Notes and revolving credit facility, distributions to our General Partner and unitholders and acquisitions of new assets or businesses. Short-term cash requirements, such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our General Partner and unitholders, are expected to be funded through operating cash flows. Long-term cash requirements for expansion projects and acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under credit facilities, and the issuance of additional equity and debt securities. Our ability to complete future debt and equity offerings and the timing of any such offerings will depend on various factors, including prevailing market conditions, interest rates, our financial condition and our credit rating at the time.

     Net cash from operating activities for the three months ended March 31, 2004 and 2003, included interest payments, net of amounts capitalized, of $37.9 million and $32.5 million, respectively. Excluding the effects of hedging activities and interest capitalized, during the year ended December 31, 2004, we expect interest payments on our fixed rate Senior Notes to be approximately $78.0 million. We expect to pay our interest payments with cash flows from operating activities.

    Investing Activities

     Cash flows used in investing activities totaled $28.9 million for the three months ended March 31, 2004, and were comprised of $26.9 million of capital expenditures, $1.0 million of cash contributions for TE Products’ ownership interest in Centennial and $1.0 million for the acquisition of crude oil assets acquired in the first quarter of 2004. Cash flows used in investing activities totaled $38.3 million for the three months ended March 31, 2003, and were comprised of $17.3 million of capital expenditures, $20.0 million for TE Products’ acquisition of an additional 16.7% interest in Centennial and $1.0 million of cash contributions for TE Products’ ownership interest in Centennial.

   Financing Activities

     Cash flows used in financing activities totaled $40.6 million for the three months ended March 31, 2004, and were comprised of $43.5 million of repayments on our revolving credit facilities and $57.1 million of distributions paid to unitholders, partially offset by $60.0 million in proceeds from revolving credit facilities. Cash flows used in financing activities totaled $16.2 million for the three months ended March 31, 2003, and were comprised of $207.0 million of repayments on our revolving credit facilities and $46.5 million of distributions paid to unitholders, partially offset by $40.0 million in proceeds from revolving credit facilities and $198.6 million from the issuance in January 2003 of our 6.125% Senior Notes due 2013, offset by debt issuance costs of $1.3 million.

     Centennial entered into credit facilities totaling $150.0 million and, as of March 31, 2004, $150.0 million was outstanding under those credit facilities. The proceeds were used to fund construction and conversion costs of Centennial’s pipeline system. TE Products and Marathon Ashland Petroleum LLC (“Marathon”) have each guaranteed one-half of Centennial’s debt, up to a maximum of $75.0 million each.

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

     On June 27, 2003, we entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”). The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios. We borrowed $263.0 million under the Revolving Credit Facility and repaid the outstanding balance of the Three Year Facility. On March 31, 2004, $226.5 million was outstanding under the Revolving Credit Facility at a weighted average interest rate, before the effects of hedging activities, of 1.9%. At March 31, 2004, we were in compliance with the covenants in this credit agreement.

     On February 20, 2002, we completed the issuance of $500.0 million principal amount of 7.625% Senior Notes due 2012. The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the term of the notes. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing the 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2004, we were in compliance with the covenants of these Senior Notes.

     On January 30, 2003, we completed the issuance of $200.0 million principal amount of 6.125% Senior Notes due 2013. The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their face value over the term of the notes. We used $182.0 million of the proceeds from the offering to reduce the outstanding principal on the Three Year Facility to $250.0 million. The balance of the net proceeds received was used for general partnership purposes. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing our 6.125% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. As of March 31, 2004, we were in compliance with the covenants of these Senior Notes.

     We have entered into interest rate swap agreements to hedge our exposure to cash flows and fair value changes. These agreements are more fully described in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The following table summarizes our credit facilities as of March 31, 2004 (in millions):

	As of March 31, 2004
		Available
	Outstanding	Borrowing	Maturity
Description:	Principal	Capacity	Date
Revolving Credit Facility	$226.5	$323.5	June 2006
6.45% Senior Notes (1)	180.0	—	January 2008
7.625% Senior Notes (1)	500.0	—	February 2012
6.125% Senior Notes (1)	200.0	—	February 2013
7.51% Senior Notes (1)	210.0	—	January 2028

Total	$1,316.5	$323.5

(1)	Our TE Products subsidiary entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its 7.51% Senior Notes due 2028. At March 31, 2004, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $8.9 million related to this interest rate swap agreement. We also entered into interest rate swap agreements to hedge our exposure to changes in the fair value of our 7.625% Senior Notes due 2012. At March 31, 2004, the 7.625% Senior Notes include a deferred gain, net of amortization, from previous interest rate swap terminations of $39.6 million. At March 31, 2004, our 6.45% Senior Notes, our 7.625% Senior Notes and our 6.125% Senior Notes include $3.2 million of unamortized debt discounts. The fair value adjustments, the deferred gain adjustment and the unamortized debt discounts are excluded from this table.

   Distributions and Issuance of Additional Limited Partner Units

     We paid cash distributions of $57.1 million ($0.65 per Unit) and $46.5 million ($0.60 per Unit) during each of the three months ended March 31, 2004 and 2003, respectively. Additionally, we declared a cash distribution of $0.6625 per Unit for the quarter ended March 31, 2004. We will pay the distribution of $58.7 million on May 7, 2004, to unitholders of record on April 30, 2004.

     On April 2, 2003, we sold in an underwritten public offering 3.9 million Units at $30.35 per Unit. The proceeds from the offering, net of underwriting discount, totaled approximately $114.5 million, of which approximately $113.8 million was used to repurchase and retire all of the 3.9 million previously outstanding Class B Units held by Duke Energy Transport and Trading Company, LLC. We received approximately $0.7 million in proceeds from the offering in excess of the amount needed to repurchase and retire the Class B Units.

     On August 7, 2003, we sold in an underwritten public offering 5.0 million Units at $34.68 per Unit. The proceeds from the offering, net of underwriting discount, totaled approximately $166.0 million. On August 19, 2003, 162,900 Units were sold upon exercise of the underwriters’ over-allotment option granted in connection with the offering on August 7, 2003. Proceeds from the over-allotment sale, net of underwriting discount, totaled $5.4 million. Approximately $53.0 million of the proceeds were used to repay indebtedness under our revolving credit facility and $21.0 million was used to fund the acquisition of the Genesis assets (see Note 4. Acquisitions and Dispositions). The remaining amount was used primarily to fund revenue-generating and system upgrade capital expenditures and for general partnership purposes.

   General Partner Interest

     As of March 31, 2004, and December 31, 2003, we had a deficit balance of $11.7 and $7.2 million, respectively, in our General Partner’s equity account. This negative balance does not represent an asset to us and does not represent an obligation of the General Partner to contribute cash or other property to us. The General Partner’s equity account generally consists of its cumulative share of our net income less cash distributions made to the General Partner plus capital contributions that it has made to us. For the quarter ended March 31, 2004, the General Partner was allocated $11.7 million (representing 28.85%) of our net income and received $16.1 million in cash distributions.

     Capital Accounts, as defined under our Partnership Agreement, are maintained for our General Partner and our limited partners. The Capital Account provisions of our Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity accounts reflected under accounting principles generally accepted in the United States in our financial statements. Under our Partnership Agreement, the General Partner is only required to make additional capital contributions to us upon the issuance of any additional Units and only if necessary to maintain a Capital Account balance equal to 1.999999% of the total Capital Accounts of all partners. At March 31, 2004, and December 31, 2003, the General Partner’s Capital Account balance substantially exceeded this requirement.

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

     Cash distributions that we make during a period may exceed our net income for the period. We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion. Cash distributions in excess of net income allocations and capital contributions during the year ended December 31, 2003, and the three months ended March 31, 2004, resulted in a deficit in the General Partner’s equity account at March 31, 2004, and December 31, 2003. Future cash distributions that exceed net income will result in an increase in the deficit balance in the General Partner’s equity account.

     According to the Partnership Agreement, in the event of our dissolution, after satisfying our liabilities, our remaining assets would be divided among our limited partners and the General Partner generally in the same proportion as Available Cash but calculated on a cumulative basis over the life of the Partnership. After all allocations are made between the partners, if a deficit balance still remains in the General Partner’s equity account, the General Partner would not be required to make whole any such deficit.

   Future Capital Needs and Commitments

     We estimate that capital expenditures, excluding acquisitions, for 2004 will be approximately $149.0 million (which includes $4.0 million of capitalized interest). We expect to spend approximately $110.0 million for revenue generating projects and facility improvements. Capital spending on revenue generating projects and facility improvements will include approximately $46.0 million for the expansion of our Downstream Segment facilities including pipelines extending from Seymour to Indianapolis, Indiana, further expansions of our Northeast pipeline system and construction of a new truck loading terminal in Bossier City, Louisiana. We expect to spend $23.0 million to expand our Upstream Segment pipelines and facilities in South Texas and Oklahoma and approximately $41.0 million to expand our Midstream Segment assets. We expect to spend approximately $35.0 million of capital costs to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements among all of our business segments. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present business segments. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or the issuance of additional equity.

     Our debt repayment obligations consist of payments for principal and interest on (i) outstanding principal amounts under the Revolving Credit Facility due in June 2006 ($226.5 million outstanding at March 31,2004), (ii) the TE Products $180.0 million 6.45% Senior Notes due January 15, 2008, (iii) our $500.0 million 7.625% Senior Notes due February 15, 2012, (iv) our $200.0 million 6.125% Senior Notes due February 1, 2013, and (v) the TE Products $210.0 million 7.51% Senior Notes due January 15, 2028.

     TE Products is contingently liable as guarantor for the lesser of one-half or $75.0 million principal amount (plus interest) of Centennial’s borrowings. In January 2003, TE Products entered into a pipeline capacity lease agreement with Centennial for a period of five years that contains a minimum throughput requirement. During the year ended December 31, 2003, TE Products exceeded the minimum throughput requirements on the lease agreement.

     During the three months ended March 31, 2004, TE Products contributed $1.0 million to Centennial to cover operating needs and capital expenditures. On April 1, 2004, TE Products contributed $16.5 million to MB Storage for its acquisition of storage assets. During the remainder of 2004, TE Products may be required to contribute cash to both Centennial and MB Storage to cover capital expenditures, acquisitions or other operating needs.

   Off-Balance Sheet Arrangements

     We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no off-balance sheet commitments for indebtedness other than the limited guaranty of Centennial debt and leases covering assets utilized in several areas of our operations.

   Contractual Obligations

     The following table summarizes our debt repayment obligations and material contractual commitments as of March 31, 2004 (in millions):

	Amount of Commitment Expiration Per Period
		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years
Revolving Credit Facility	$226.5	$—	$226.5	$—	$—
6.45% Senior Notes due 2008 (1) (2)	180.0	—	—	180.0	—
7.625% Senior Notes due 2012 (2)	210.0	—	—	—	210.0
6.125% Senior Notes due 2013 (2)	500.0	—	—	—	500.0
7.51% Senior Notes due 2028 (1) (2)	200.0	—	—	—	200.0

Debt subtotal	1,316.5	—	226.5	180.0	910.0
Operating leases	66.9	16.4	27.2	12.2	11.1

Total	$1,383.4	$16.4	$253.7	$192.2	$921.1

(1)	Obligations of TE Products.

(2)	Our TE Products subsidiary entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its 7.51% Senior Notes due 2028. At March 31, 2004, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $8.9 million related to this interest rate swap agreement. We also entered into interest rate swap agreements to hedge our exposure to changes in the fair value of our 7.625% Senior Notes due 2012. At March 31, 2004, the 7.625% Senior Notes include a deferred gain, net of amortization, from previous interest rate swap terminations of $39.6 million. At March 31, 2004, our 6.45% Senior Notes, our 7.625% Senior Notes and our 6.125% Senior Notes include $3.2 million of unamortized debt discounts. The fair value adjustments, the deferred gain adjustments and the unamortized debt discounts are excluded from this table.

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

     As of March 31, 2004, we had $323.5 million in available borrowing capacity under the Revolving Credit Facility. We expect that cash flows from operating activities will be adequate to fund cash distributions and capital additions necessary to sustain existing operations. However, future expansionary capital projects and acquisitions may require funding through proceeds from the sale of additional debt or equity offerings.

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

     In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination. At March 31, 2004, we have an accrued liability of $0.3 million for remediation costs at our Arcadia facility. Effective in March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility. This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which they have accepted shared responsibility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

     On March 17, 2003, we experienced a release of 511 barrels of jet fuel from a storage tank at our Blue Island terminal located in Cook County, Illinois. As a result of the release, we have entered into an Agreed Order with the State of Illinois. The Agreed Order requires us, in part, to complete a site investigation plan to delineate the scope of any potential contamination resulting from the release and to remediate any contamination present above regulatory standards. This site investigation plan has been completed and submitted to the State of Illinois. The Agreed Order does not contain any provision for any fines or penalties; however, it does not preclude the State of Illinois from assessing these at a later date. We do not expect that the completion of the Agreed Order will have a future material adverse effect on our financial position, results of operations or cash flows.

     At March 31, 2004, we have an accrued liability of $8.0 million, related to various TCTM and TE Products sites requiring environmental remediation activities. We do not expect that the completion of remediation programs associated with TCTM and TE Products activities will have a future material adverse effect on our financial position, results of operations or cash flows.

     We regularly review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. At March 31, 2004, we have identified certain assets that we are monitoring for possible impairment. We are unable to reasonably estimate the probabilities associated with the performance of an impairment test. We are continuing to monitor the circumstances surrounding the assets and will test the assets for impairment as more information becomes available. We do not believe that the resolution of the matter will have a material effect on our financial condition, results of operations or cash flows.

    Recent Accounting Pronouncements

     See discussion of new accounting pronouncements in Note 1. Organization and Basis of Presentation — New Accounting Pronouncements in the accompanying consolidated financial statements.

Forward-Looking Statements

     The matters discussed in this Report include “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations. For additional discussion of such risks and uncertainties, see our Annual Report on Form 10-K for the year ended December 31, 2003, and other filings we have made with the Securities and Exchange Commission.

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

     At March 31, 2004, we had $226.5 million outstanding under our variable interest rate revolving credit agreement. The interest rate is based, at our option, on either the lender’s base rate plus a spread or LIBOR plus a spread in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semiannually. Utilizing the balances of our variable interest rate debt outstanding at March 31, 2004, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense would be $2.3 million.

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

     At March 31, 2004, TE Products had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008, and $210.0 million principal amount of 7.51% Senior Notes due 2028 (collectively, the “TE Products Senior Notes”). At March 31, 2004, the estimated fair value of the TE Products Senior Notes was approximately $436.7 million. At March 31, 2004, we had outstanding $500.0 million principal amount of 7.625% Senior Notes due 2012 and $200.0 million principal amount of 6.125% Senior Notes due 2013. At March 31, 2004, the estimated fair value of the $500.0 million 7.625% Senior Notes and the $200.0 million 6.125% Senior Notes was approximately $586.4 million and $213.4 million, respectively.

     On October 4, 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes. Under the swap agreement, TE Products pays a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%. During the three months ended March 31, 2004, and 2003, we recognized reductions in interest expense of $2.6 million and $2.4 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarter ended March 31, 2004, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair value of this interest rate swap was a gain of approximately $8.9 million at March 31, 2004, and a gain of approximately $2.3 million at December 31, 2003. Utilizing the balance of the 7.51% TE Products Senior Notes outstanding at March 31, 2004, and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.1 million.

     We have entered into an interest rate swap agreement to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facility. This interest rate swap matured on April 6, 2004. We designated this swap agreement, which hedged exposure to variability in expected future cash flows attributed to changes in interest rates, as a cash flow hedge. The swap agreement was based on a notional amount of $250.0 million. Under the swap agreement, we paid a fixed rate of interest of 6.955% and received a floating rate based on a three-month U.S. Dollar LIBOR rate. Since this swap was designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, were recognized in other comprehensive income until the hedged interest costs were recognized in earnings. On June 27, 2003, we repaid the amounts outstanding under our revolving credit facility with borrowings under a new three year revolving credit facility and canceled the old facility (see Note 7. Debt). We redesignated this interest rate swap as a hedge of our exposure to increases in the benchmark interest rate underlying the new variable rate revolving credit facility. During the three months ended March 31, 2004 and 2003, we recognized increases in interest expense of $2.7 million and $3.4 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.

     During 2003, we determined that we would repay a portion of the amount outstanding under the revolving credit facility with proceeds from our Unit offering in August 2003 (see Note 8. Partners’ Capital and Distributions) resulting in a reduction of probable future interest payments under the credit facility. We reduced the outstanding balance of the revolving credit facility at December 31, 2003, to $210.0 million. In the first quarter of 2004, we borrowed an additional amount under the revolving credit facility, and at March 31, 2004, the outstanding balance of the revolving credit facility was $226.5 million. As a result of the determination of repayments and borrowings under the revolving credit facility, we measured and reclassified amounts previously accumulated in other comprehensive income related to the discontinued portion of the hedge and recognized a gain of $0.2 million during first quarter of 2004, which has been included in interest expense. The total fair value of the interest rate swap was a loss of approximately $0.2 million at March 31, 2004, and a loss of approximately $3.9 million at December 31, 2003. The remaining $0.2 million of accumulated other comprehensive loss at March 31, 2004, will be transferred into earnings in April 2004.

     On February 20, 2002, we entered into interest rate swap agreements, designated as fair value hedges, to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012. The swap agreements had a combined notional amount of $500.0 million and matured in 2012 to match the principal and maturity of the Senior Notes. Under the swap agreements, we paid a floating rate of interest based on a U.S. Dollar LIBOR rate, plus a spread, and received a fixed rate of interest of 7.625%. On July 16, 2002, the swap agreements were terminated resulting in a gain of approximately $18.0 million. Concurrent with the swap terminations, we entered into new interest rate swap agreements, with identical terms as the previous swap agreements; however, the floating rate of interest was based upon a spread of an additional 50 basis points. In December 2002, the swap agreements entered into on July 16, 2002, were terminated, resulting in a gain of approximately $26.9 million. The gains realized from the July 2002 and December 2002 swap terminations have been deferred as adjustments to the carrying value of the Senior Notes and are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the Senior Notes. At March 31, 2004, the unamortized balance of the deferred gains was $39.6 million. In the event of early extinguishment of the Senior Notes, any remaining unamortized gains would be recognized in the consolidated statement of income at the time of extinguishment.

Item 4. Controls and Procedures

     The principal executive officer and principal financial officer of our General Partner, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     During the first quarter of 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial position, results of operations or cash flows. See discussion of legal proceedings in Note 11. Commitments and Contingencies in the accompanying consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

Exhibit
Number	Description
3.1	Certificate of Limited Partnership of TEPPCO Partners, L.P. (Filed as Exhibit 3.2 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

3.2	Third Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated September 21, 2001 (Filed as Exhibit 3.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

4.1	Form of Certificate representing Limited Partner Units (Filed as Exhibit 4.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

4.2	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.3	Form of Certificate representing Class B Units (Filed as Exhibit 4.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

4.4	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.5	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.6	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.7	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.1+	Duke Energy Corporation Executive Savings Plan (Filed as Exhibit 10.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

Exhibit
Number	Description
10.2+	Duke Energy Corporation Executive Cash Balance Plan (Filed as Exhibit 10.8 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.3+	Duke Energy Corporation Retirement Benefit Equalization Plan (Filed as Exhibit 10.9 to Form 10-K for TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1999 and incorporated herein by reference).

10.4+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan executed on March 8, 1994 (Filed as Exhibit 10.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1994 and incorporated herein by reference).

10.5+	Texas Eastern Products Pipeline Company 1994 Long Term Incentive Plan, Amendment 1, effective January 16, 1995 (Filed as Exhibit 10.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6+	Form of Employment Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth, John N. Goodpasture, Leonard W. Mallett, Stephen W. Russell, David E. Owen, and Barbara A. Carroll (Filed as Exhibit 10.20 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

10.7	Services and Transportation Agreement between TE Products Pipeline Company, Limited Partnership and Fina Oil and Chemical Company, BASF Corporation and BASF Fina Petrochemical Limited Partnership, dated February 9, 1999 (Filed as Exhibit 10.22 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.8	Call Option Agreement, dated February 9, 1999 (Filed as Exhibit 10.23 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.9+	Texas Eastern Products Pipeline Company Retention Incentive Compensation Plan, effective January 1, 1999 (Filed as Exhibit 10.24 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1999 and incorporated herein by reference).

10.10+	Form of Employment and Non-Compete Agreement between the Company and J. Michael Cockrell effective January 1, 1999 (Filed as Exhibit 10.29 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.11+	Texas Eastern Products Pipeline Company Non-employee Directors Unit Accumulation Plan, effective April 1, 1999 (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.12+	Texas Eastern Products Pipeline Company Non-employee Directors Deferred Compensation Plan, effective November 1, 1999 (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.13+	Texas Eastern Products Pipeline Company Phantom Unit Retention Plan, effective August 25, 1999 (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 1999 and incorporated herein by reference).

10.14+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Amendment and Restatement, effective January 1, 2000 (Filed as Exhibit 10.28 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

10.15+	TEPPCO Supplemental Benefit Plan, effective April 1, 2000 (Filed as Exhibit 10.29 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2000 and incorporated herein by reference).

Exhibit
Number	Description
10.16+	Employment Agreement with Barry R. Pearl (Filed as Exhibit 10.30 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.17	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.31 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.18	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.32 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2001 and incorporated herein by reference).

10.19	Amendment 1, dated as of September 28, 2001, to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.33 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.20	Amendment 1, dated as of September 28, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.34 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.21	Amendment and Restatement, dated as of November 13, 2001, to the Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent, and Certain Lenders, dated as of April 6, 2001 ($200,000,000 Revolving Facility) (Filed as Exhibit 10.35 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.22	Second Amendment and Restatement, dated as of November 13, 2001, to the Amended and Restated Credit Agreement amount TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank, and Certain Lenders, dated as of April 6, 2001 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.36 to Form 10-K of TEPPCO Partners, L.P (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.23	Second Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership, dated September 21, 2001 (Filed as Exhibit 3.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.24	Amended and Restated Agreement of Limited Partnership of TCTM, L.P., dated September 21, 2001 (Filed as Exhibit 3.9 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.25	Contribution, Assignment and Amendment Agreement among TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., Texas Eastern Products Pipeline Company, LLC, and TEPPCO GP, Inc., dated July 26, 2001 (Filed as Exhibit 3.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2001 and incorporated herein by reference).

10.26	Certificate of Formation of TEPPCO Colorado, LLC (Filed as Exhibit 3.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 1998 and incorporated herein by reference).

10.27	Agreement of Limited Partnership of TEPPCO Midstream Companies, L.P., dated September 24, 2001 (Filed as Exhibit 3.10 to Form 10-Q of TEPPCO Partners, L.P.

Exhibit
Number	Description
(Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

10.28	Agreement of Partnership of Jonah Gas Gathering Company dated June 20, 1996 as amended by that certain Assignment of Partnership Interests dated September 28, 2001 (Filed as Exhibit 10.40 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.29	Unanimous Written Consent of the Board of Directors of TEPPCO GP, Inc. dated February 13, 2002 (Filed as Exhibit 10.41 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2001 and incorporated herein by reference).

10.30	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and Certain Lenders, as Lenders dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 10.44 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.31	Amended and Restated Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank, as Administrative Agent and LC Issuing Bank and Certain Lenders, as Lenders dated as of March 28, 2002 ($500,000,000 Revolving Facility) (Filed as Exhibit 10.45 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the three months ended March 31, 2002 and incorporated herein by reference).

10.32	Purchase and Sale Agreement between Burlington Resources Gathering Inc. as Seller and TEPPCO Partners, L.P., as Buyer, dated May 24, 2002 (Filed as Exhibit 99.1 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.33	Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, as Lenders dated as of June 27, 2002 ($200,000,000 Term Facility) (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.34	Amendment, dated as of June 27, 2002 to the Amended and Restated Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent, and Certain Lenders, dated as of March 28, 2002 ($500,000,000 Revolving Credit Facility) (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.35	Amendment 1, dated as of June 27, 2002 to the Credit Agreement among TEPPCO Partners, L.P., as Borrower, SunTrust Bank, as Administrative Agent and Certain Lenders, dated as of March 28, 2002 ($200,000,000 Revolving Credit Facility) (Filed as Exhibit 99.4 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of July 2, 2002 and incorporated herein by reference).

10.36	Agreement of Limited Partnership of Val Verde Gas Gathering Company, L.P., dated May 29, 2002 (Filed as Exhibit 10.48 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.37+	Texas Eastern Products Pipeline Company, LLC 2002 Phantom Unit Retention Plan, effective June 1, 2002 (Filed as Exhibit 10.43 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

10.38+	Amended and Restated TEPPCO Supplemental Benefit Plan, effective November 1, 2002 (Filed as Exhibit 10.44 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.39+	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan, Second Amendment and Restatement, effective January 1, 2003 (Filed as Exhibit 10.45 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

Exhibit
Number	Description
10.40+	Amended and Restated Texas Eastern Products Pipeline Company, LLC Management Incentive Compensation Plan, effective January 1, 2003 (Filed as Exhibit 10.46 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.41+	Amended and Restated TEPPCO Retirement Cash Balance Plan, effective January 1, 2002 (Filed as Exhibit 10.47 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.42	Formation Agreement between Panhandle Eastern Pipe Line Company and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, dated as of August 10, 2000 (Filed as Exhibit 10.48 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.43	Amended and Restated Limited Liability Company Agreement of Centennial Pipeline LLC dated as of August 10, 2000 (Filed as Exhibit 10.49 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.44	Guaranty Agreement, dated as of September 27, 2002, between TE Products Pipeline Company, Limited Partnership and Marathon Ashland Petroleum LLC for Note Agreements of Centennial Pipeline LLC (Filed as Exhibit 10.50 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.45	LLC Membership Interest Purchase Agreement By and Between CMS Panhandle Holdings, LLC, As Seller and Marathon Ashland Petroleum LLC and TE Products Pipeline Company, Limited Partnership, Severally as Buyers, dated February 10, 2003 (Filed as Exhibit 10.51 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.46	Joint Development Agreement between TE Products Pipeline Company, Limited Partnership and Louis Dreyfus Plastics Corporation dated February 10, 2000 (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2003 and incorporated herein by reference).

10.47	Credit Agreement among TEPPCO Partners, L.P. as Borrower, SunTrust Bank as Administrative Agent and LC Issuing Bank and The Lenders Party Hereto, as Lenders, dated as of June 27, 2003 ($550,000,000 Revolving Facility) (Filed as Exhibit 10.52 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2003 and incorporated herein by reference).

10.48	Agreement of Limited Partnership of Mont Belvieu Storage Partners, L.P. dated effective January 21, 2003 (Filed as Exhibit 10.53 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2003 and incorporated herein by reference).

10.49	Letter of Agreement Clarifying Rights and Obligations of the Parties Under the Mont Belvieu Storage Partners, L.P., Partnership Agreement and the Mont Belvieu Venture, LLC, LLC Agreement, dated October 13, 2003 (Filed as Exhibit 10.54 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2003 and incorporated herein by reference).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.

	**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

	+	A management contract or compensation plan or arrangement.

(b)	Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission during the quarter ended March 31, 2004:

A current report on Form 8-K was furnished on February 12, 2004, in connection with disclosure of fourth quarter estimates and 2003 annual results.

A current report on Form 8-K was furnished on February 18, 2004, in connection with a presentation to analysts and investors.

A current report on Form 8-K was filed on March 2, 2004, in connection with a presentation at an industry conference.

A current report on Form 8-K was filed on March 24, 2004, in connection with a presentation at an industry conference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEPPCO Partners, L.P.
(Registrant)
(A Delaware Limited Partnership)

By:	Texas Eastern Products Pipeline
Company, LLC, as General Partner

By:	/s/ BARRY R. PEARL

Barry R. Pearl,
President and Chief Executive Officer

By:	/s/ CHARLES H. LEONARD
Charles H. Leonard,
Senior Vice President and Chief
Financial Officer

Date: April 28, 2004

Exhibit Index

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

