Form 10-Q
period 2005-03-31
TEPPCO PARTNERS LP
filed 2005-04-27
CIK 857644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Limited Partner Units outstanding as of April 26, 2005:   62,998,554

TEPPCO PARTNERS, L.P.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)

Consolidated Statement of Partners’ Capital for the three months ended March 31, 2005 (unaudited)

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

Signatures

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEPPCO PARTNERS,  L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,387	$16,422
Accounts receivable, trade (net of allowance for doubtful accounts of $112 and $112)	519,274	553,628
Accounts receivable, related parties	3,415	12,921
Inventories	21,311	19,521
Other	42,844	42,138
Total current assets	605,231	644,630
Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $424,624 and $407,670)	1,713,314	1,703,702
Equity investments	375,977	373,652
Intangible assets	400,294	407,358
Goodwill	16,944	16,944
Other assets	47,800	51,419
Total assets	$3,159,560	$3,197,705

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$515,837	$564,464
Accounts payable, related parties	5,554	25,730
Accrued interest	13,064	32,292
Other accrued taxes	12,161	13,309
Other	32,189	46,593
Total current liabilities	578,805	682,388
Senior Notes	1,123,406	1,127,226
Other long-term debt	432,000	353,000
Other liabilities and deferred credits	13,978	13,643
Commitments and contingencies
Partners’ capital:
General partner’s interest	(35,913)	(33,006)
Limited partners’ interests	1,047,284	1,054,454
Total partners’ capital	1,011,371	1,021,448
Total liabilities and partners’ capital	$3,159,560	$3,197,705

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS,  L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended March 31,
	2005	2004
Operating revenues:
Sales of petroleum products	$1,387,209	$1,182,113
Transportation – Refined products	34,965	30,971
Transportation – LPGs	32,231	28,780
Transportation – Crude oil	9,172	9,663
Transportation – NGLs	10,219	10,014
Gathering – Natural gas	36,560	34,502
Other	16,249	22,018
Total operating revenues	1,526,605	1,318,061

Costs and expenses:
Purchases of petroleum products	1,372,460	1,167,341
Operating, general and administrative	50,674	52,471
Operating fuel and power	10,414	11,292
Depreciation and amortization	25,763	27,820
Taxes – other than income taxes	5,436	5,294
Gains on sales of assets	(498)	(58)
Total costs and expenses	1,464,249	1,264,160

Operating income	62,356	53,901

Interest expense – net	(19,287)	(19,595)
Equity earnings	5,246	5,651
Other income – net	266	476

Net income	$48,581	$40,433

Net Income Allocation:
Limited Partner Unitholders	$34,566	$28,769
General Partner	14,015	11,664
Total net income allocated	$48,581	$40,433

Basic and diluted net income per Limited Partner Unit	$0.55	$0.46

Weighted average Limited Partner Units outstanding	62,999	62,999

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$48,581	$40,433
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	25,763	27,820
Earnings (losses) in equity investments, net of distributions	(527)	349
Gains on sales of assets	(498)	(58)
Non-cash portion of interest expense	405	(574)
Decrease (increase) in accounts receivable	34,354	(64,701)
Increase in inventories	(1,790)	(546)
Increase in other current assets	(605)	(8,038)
(Decrease) increase in accounts payable and accrued expenses	(60,480)	40,547
Other	(29,400)	7,933
Net cash provided by operating activities	15,803	43,165

Cash flows from investing activities:
Proceeds from sale of assets	510	—
Purchase of assets	(7,101)	(1,000)
Investment in Centennial Pipeline LLC	—	(1,000)
Capital expenditures	(27,589)	(26,906)
Net cash used in investing activities	(34,180)	(28,906)

Cash flows from financing activities:
Proceeds from revolving credit facilities	138,700	60,000
Repayments on revolving credit facilities	(59,700)	(43,500)
Distributions paid	(58,658)	(57,083)
Net cash provided by (used in) financing activities	20,342	(40,583)

Net increase (decrease) in cash and cash equivalents	1,965	(26,324)

Cash and cash equivalents at beginning of period	16,422	29,469
Cash and cash equivalents at end of period	$18,387	$3,145

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$36,759	$37,945

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

(in thousands, except Unit amounts)

	Outstanding Limited Partner Units	General Partner’s Interest	Limited Partners’ Interests	Total

Partners’ capital at December 31, 2004	62,998,554	$(33,006)	$1,054,454	$1,021,448
Net income allocation	—	14,015	34,566	48,581
Cash distributions	—	(16,922)	(41,736)	(58,658)

Partners’ capital at March 31, 2005	62,998,554	$(35,913)	$1,047,284	$1,011,371

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

TEPPCO Partners, L.P. (the “Partnership”), a Delaware limited partnership, is a master limited partnership formed in March 1990.  We operate through TE Products Pipeline Company, Limited Partnership (“TE Products”), TCTM, L.P. (“TCTM”) and TEPPCO Midstream Companies, L.P. (“TEPPCO Midstream”).  Collectively, TE Products, TCTM and TEPPCO Midstream are referred to as the “Operating Partnerships.”  TEPPCO GP, Inc. (“TEPPCO GP”), our wholly owned subsidiary, is the general partner of our Operating Partnerships.  We hold a 99.999% limited partner interest in the Operating Partnerships, and TEPPCO GP holds a 0.001% general partner interest.  Texas Eastern Products Pipeline Company, LLC (the “Company” or “General Partner”), a Delaware limited liability company, serves as our general partner and owns a 2% general partner interest in us.  Through February 23, 2005, the General Partner was an indirect wholly owned subsidiary of Duke Energy Field Services, LLC (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and ConocoPhillips.  Through February 23, 2005, Duke Energy held an interest of approximately 70% in DEFS, and ConocoPhillips held the remaining interest of approximately 30%.  On February 24, 2005, the General Partner was acquired by DFI GP Holdings L.P. (formerly Enterprise GP Holdings L.P.) (“DFI”), an affiliate of EPCO, Inc. (“EPCO”), a privately held company controlled by Dan L. Duncan, for approximately $1.1 billion.  As a result of the transaction, DFI owns and controls the 2% general partner interest in us and has the right to receive the incentive distribution rights associated with the general partner interest.

The Company, as general partner, performs all management and operating functions required for us, except for the management and operations of certain of the TEPPCO Midstream assets that are currently managed by DEFS on our behalf.  We reimburse the General Partner for all reasonable direct and indirect expenses that have been incurred in managing us.  Under a transition services agreement entered into as part of the sale of the General Partner, DEFS will continue to operate certain of the TEPPCO Midstream assets for us and continue to provide certain administrative services for a period of time until we assume the operations of these assets and provide these services on our own.  In connection with us assuming these processes and services, certain DEFS employees currently providing these services to us will become employees of our General Partner.  As part of the transition services agreement, Duke Energy will continue to provide payroll and other administrative support services to us until DFI assumes those activities.

In connection with our formation in 1990, the Company received 2,500,000 Deferred Participation Interests (“DPIs”).  Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss in a manner identical to Limited Partner Units and are treated as Limited Partner Units for purposes of this Report.  These Limited Partner Units were assigned to Duke Energy when ownership of the Company was transferred from Duke Energy to DEFS in 2000.  On February 24, 2005, DFI entered into an LP Unit Purchase and Sale Agreement with Duke Energy and purchased these 2,500,000 DPIs for approximately $100.0 million.

As used in this Report, “we,” “us,” “our,” the “Partnership” and “TEPPCO” mean TEPPCO Partners, L.P. and, where the context requires, include our subsidiaries.

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of March 31, 2005, and the results of our operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2005, are not necessarily indicative of results of our operations for the full year 2005.  You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2004.  We have reclassified certain amounts from prior periods to conform with the current presentation.

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

Net Income Per Unit

Basic net income per Limited Partner Unit (“Unit” or “Units”) is computed by dividing our net income, after deduction of the General Partner’s interest, by the weighted average number of Units outstanding (a total of 63.0 million Units for each of the three months ended March 31, 2005 and 2004).  The General Partner’s percentage interest in our net income is based on its percentage of cash distributions from Available Cash for each period (see Note 8. Partners’ Capital and Distributions).  The General Partner was allocated $14.0 million (representing 28.85%) and $11.7 million (representing 28.85%) of our net income for the three months ended March 31, 2005 and 2004, respectively.  The General Partner’s percentage interest in our net income increases as cash distributions paid per Unit increase, in accordance with our limited partnership agreement.

Diluted net income per Unit equaled basic net income per Unit for each of the three months ended March 31, 2005 and 2004, as there were no dilutive instruments outstanding.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards are to be re-measured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) is effective for public companies as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005.  As such, we will adopt SFAS 123(R) in the first quarter of 2006.  Early adoption is permitted, but not required.  All public companies that adopted the fair-value-based method of accounting must use the modified prospective transition method and may elect to use the modified retrospective transition method.  We do not believe that the adoption of SFAS 123(R) will have a material effect on our financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations, to clarify whether a component of an enterprise that is either disposed of or classified as held for sale qualifies for income statement presentation as discontinued operations.  The EITF ratified the consensus on November 30, 2004.  The consensus is to be applied prospectively with regard to a component of an enterprise that is either disposed of or classified as held for sale in reporting periods beginning after December 15, 2004.  The consensus may be applied retrospectively for previously reported operating results related to disposal transactions initiated within an enterprise’s reporting period that included the date that this consensus was ratified. The adoption of EITF 03-13 did not have an effect on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”).  FIN 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity.  Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset.  SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of reporting periods ending after December 15, 2005.  Retrospective application for interim financial information is permitted but is not required.  Early adoption of FIN 47 is encouraged.  We are currently evaluating what impact FIN 47 will have on our financial statements, but at this time, we do not believe that the adoption of FIN 47 will have a material effect on our financial position, results of operations or cash flows.

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

At March 31, 2005, and December 31, 2004, we have $16.9 million of unamortized goodwill and $25.5 million of excess investment in our equity investment in Seaway Crude Pipeline Company (equity method goodwill).  The excess investment is included in our equity investments account at March 31, 2005.  The following table presents the carrying amount of goodwill and equity method goodwill at March 31, 2005, and December 31, 2004, by business segment (in thousands):

	Downstream Segment	Midstream Segment	Upstream Segment	Segments Total

Goodwill	$—	$2,777	$14,167	$16,944
Equity method goodwill	—	—	25,502	25,502

Other Intangible Assets

The following table reflects the components of intangible assets being amortized at March 31, 2005, and December 31, 2004 (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets being amortized:
Gathering and transportation agreements	$464,337	$(97,571)	$464,337	$(91,262)
Fractionation agreement	38,000	(13,300)	38,000	(12,825)
Other	11,520	(2,692)	12,262	(3,154)
Total	$513,857	$(113,563)	$514,599	$(107,241)

SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives.  If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life.  At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required.  Amortization expense on intangible assets was $7.1 million and $8.2 million for the three months ended March 31, 2005 and 2004, respectively.

The value assigned to our intangible assets for natural gas gathering contracts is amortized on a unit-of-production basis, based upon the actual throughput of the system over the expected total throughput for the lives of the contracts.  We update throughput estimates and evaluate the remaining expected useful lives of the contract assets on a quarterly basis based on the best available information.  During the fourth quarter of 2004 and the first quarter of 2005, certain limited production forecasts were obtained from some of the producers on the Jonah Gas Gathering Company (“Jonah”) system related to future expansions of the system, and as a result, we increased our best estimate of future throughput on the Jonah system.  These increases in the estimate of future throughput extended the amortization period of Jonah’s natural gas gathering contracts by an estimated 10 years, increasing from approximately 25 years to approximately 35 years.  Revisions to these estimates may occur as additional production information is made available to us.

The amortization of the contracts related to the Val Verde Gas Gathering Company (“Val Verde”) assets is also amortized on a unit-of-production basis.  During the fourth quarter of 2004, certain limited production forecasts were obtained from some of the producers on the Val Verde system, and as a result, the amortization period of Val Verde’s natural gas gathering contracts was extended by an estimated 10 years, increasing from approximately 20 years to approximately 30 years.  Revisions to these estimates may occur as additional production information is made available to us.

The values assigned to our fractionation agreement and other intangible assets are generally amortized on a straight-line basis.  Our fractionation agreement with DEFS is being amortized over its contract period of 20 years.  The amortization periods for our other intangible assets, which include non-compete and other agreements, range from 3 years to 15 years.  The values assigned to our crude supply and transportation intangible customer contracts are being amortized on a unit-of-production basis.

At March 31, 2005, we have $33.4 million of excess investment in our equity investment in Centennial Pipeline LLC, which was created upon formation of the company.  The excess investment is included in our equity investments account at March 31, 2005.  This excess investment is accounted for as an intangible asset with an indefinite life.  We assess the intangible asset for impairment on an annual basis.

The following table sets forth the estimated amortization expense of intangible assets for the years ending December 31 (in thousands):

2005	$29,096
2006	31,364
2007	31,684
2008	30,491
2009	28,467

NOTE 3.  INTEREST RATE SWAPS

In July 2000, we entered into an interest rate swap agreement to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facility.  This interest rate swap matured in April 2004.  We designated this swap agreement, which hedged exposure to variability in expected future cash flows attributed to changes in interest rates, as a cash flow hedge.  The swap agreement was based on a notional amount of $250.0 million.  Under the swap agreement, we paid a fixed rate of interest of 6.955% and received a floating rate based on a three-month U.S. Dollar LIBOR rate.  Because this swap was designated as a cash flow hedge, the changes in fair value, to the extent the swap was effective, were recognized in other comprehensive income until the hedged interest costs were recognized in earnings.  During the three months ended March 31, 2004, we recognized an increase in interest expense of $2.7 million related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.

In October 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028.  We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes.  Under the swap agreement, TE Products pays a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%.  During the three months ended March 31, 2005 and 2004, we recognized reductions in interest expense of $1.8 million and $2.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarter ended March 31, 2005, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a gain of approximately $0.5 million and $3.4 million at March 31, 2005, and December 31, 2004, respectively.

During 2002, we entered into interest rate swap agreements, designated as fair value hedges, to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012.  The swap agreements had a combined notional amount of $500.0 million and matured in 2012 to match the principal and maturity of the Senior Notes.  Under the swap agreements, we paid a floating rate of interest based on a U.S. Dollar LIBOR rate, plus a spread, and received a fixed rate of interest of 7.625%.  These swap agreements were later terminated in 2002 resulting in gains of $44.9 million.  The gains realized from the swap terminations have been deferred as adjustments to the carrying value of the Senior Notes and are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the Senior Notes.  At March 31, 2005, the unamortized balance of the deferred gains was $35.6 million.  In the event of early extinguishment of the Senior Notes, any remaining unamortized gains would be recognized in the consolidated statement of income at the time of extinguishment.

NOTE 4.  ACQUISITIONS

Mexia Pipeline

On March 31, 2005, we purchased crude oil pipeline assets for $7.1 million from BP Pipelines (North America) Inc. (“BP”).  The assets include approximately 245 miles of pipeline which extend from Mexia, Texas, to the Houston, Texas, area and two stations in south Houston with connections to a BP pipeline that originates in south Houston.  We will integrate these assets into our South Texas pipeline system, included in our Upstream Segment, which will allow us to realize synergies within our existing asset base and will provide future growth opportunities.

NOTE 5.  INVENTORIES

Inventories are valued at the lower of cost (based on weighted average cost method) or market.  The costs of inventories did not exceed market values at March 31, 2005, and December 31, 2004.  The major components of inventories were as follows (in thousands):

	March 31, 2005	December 31, 2004
Crude oil	$4,663	$3,690
Refined products	5,323	5,665
LPGs	706	—
Lubrication oils and specialty chemicals	4,275	4,002
Materials and supplies	6,317	6,135
Other	27	29
Total	$21,311	$19,521

NOTE 6.  EQUITY INVESTMENTS

Through one of our indirect wholly owned subsidiaries, we own a 50% ownership interest in Seaway Crude Pipeline Company (“Seaway”).  The remaining 50% interest is owned by ConocoPhillips.  Seaway owns a pipeline that carries mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing, Oklahoma, and from a marine terminal at Texas City, Texas, to refineries in the Texas City and Houston, Texas, areas.  The Seaway Crude Pipeline Company Partnership Agreement provides for varying participation ratios throughout the life of the Seaway partnership.  From June 2002 through May 2006, we receive 60% of revenue and expense of Seaway.  Thereafter, we will receive 40% of revenue and expense of Seaway.   During the three months ended March 31, 2005 and 2004, we received distributions from Seaway of $4.7 million and $6.0 million, respectively.

TE Products owns a 50% ownership interest in Centennial Pipeline Company LLC (“Centennial”), and Marathon Ashland Petroleum LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois.  During the three months ended March 31, 2005, TE Products has not invested any additional funds in Centennial. During the three months ended March 31, 2004, TE Products invested an additional $1.0 million in Centennial, which is included in the equity investment balance at March 31, 2005.  TE Products has not received any distributions from Centennial since its formation.

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

For the year ended December 31, 2005, TE Products will receive the first $1.7 million per quarter (or $6.78 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the operating agreement.  For the year ended December 31, 2004, TE Products received the first $1.8 million per quarter (or $7.15 million on an annual basis) of MB Storage’s income before depreciation expense.  TE Products’ share of MB Storage’s earnings is adjusted annually by the partners of MB Storage.  Any amount of MB Storage’s annual income before depreciation expense in excess of $6.78 million for 2005 and $7.15 million for 2004 is allocated evenly between TE Products and Louis Dreyfus.  Depreciation expense on assets each party originally contributed to MB Storage is allocated between TE Products and Louis Dreyfus based on the net book value of the assets contributed.  Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation is allocated evenly between TE Products and Louis Dreyfus. For the three months ended March 31, 2005 and 2004, TE Products’ sharing ratio in the earnings of MB Storage was approximately 58.1% and 66.4%, respectively.  During the three months ended March 31, 2005 and 2004, TE Products received no distributions from MB Storage and made no contributions to MB Storage.

We use the equity method of accounting to account for our investments in Seaway, Centennial and MB Storage.  Summarized combined financial information for Seaway, Centennial and MB Storage for the three months ended March 31, 2005 and 2004, is presented below (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues	$38,529	$33,313
Net income	11,257	11,817

Summarized combined balance sheet information for Seaway, Centennial and MB Storage as of March 31, 2005, and December 31, 2004, is presented below (in thousands):

	March 31, 2005	December 31, 2004
Current assets	$71,342	$59,314
Noncurrent assets	629,773	633,222
Current liabilities	43,940	41,209
Long-term debt	140,000	140,000
Noncurrent liabilities	22,030	20,440
Partners’ capital	495,145	490,887

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

The TE Products Senior Notes do not have sinking fund requirements.  Interest on the TE Products Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year.  The TE Products Senior Notes are unsecured obligations of TE Products and rank on a parity with all other unsecured and unsubordinated indebtedness of TE Products.  The indenture governing the TE Products Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit our ability to incur additional indebtedness.  As of March 31, 2005, TE Products was in compliance with the covenants of the TE Products Senior Notes.

On February 20, 2002, we completed the issuance of $500.0 million principal amount of 7.625% Senior Notes due 2012.  The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the term of the notes.  The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points.  The indenture governing our 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit our ability to incur additional indebtedness.  As of March 31, 2005, we were in compliance with the covenants of these Senior Notes.

On January 30, 2003, we completed the issuance of $200.0 million principal amount of 6.125% Senior Notes due 2013.  The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their face value over the term of the notes.  The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points.  The indenture governing our 6.125% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit our ability to incur additional indebtedness.  As of March 31, 2005, we were in compliance with the covenants of these Senior Notes.

The following table summarizes the estimated fair values of the Senior Notes as of March 31, 2005, and December 31, 2004 (in millions):

		Fair Value
	Face Value	March 31, 2005	December 31, 2004

6.45% TE Products Senior Notes, due January 2008	$180.0	$186.2	$187.1
7.625% Senior Notes, due February 2012	500.0	563.8	569.6
6.125% Senior Notes, due February 2013	200.0	208.0	210.2
7.51% TE Products Senior Notes, due January 2028	210.0	223.2	225.6

We have entered into interest rate swap agreements to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above (see Note 3.  Interest Rate Swaps).

Other Long Term Credit Facility

On June 27, 2003, we entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”).  The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios.  On October 21, 2004, we amended our Revolving Credit Facility to (i) increase the facility size to $600.0 million, (ii) extend the term to October 21, 2009, (iii) remove certain restrictive covenants, (iv) increase the available amount for the issuance of letters of credit up to $100.0 million and (v) decrease the LIBOR rate spread charged at the time of each borrowing.  On February 23, 2005, we again amended our Revolving Credit Facility to remove the requirement that DEFS must at all times own, directly or indirectly, 100% of our General Partner, to allow for its acquisition by DFI (see Note 1. Organization and Basis of Presentation).  At March 31, 2005, $432.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 3.4%.  At March 31, 2005, we were in compliance with the covenants of this credit agreement.

The following table summarizes the principal amounts outstanding under all of our credit facilities as of March 31, 2005, and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004

Credit Facilities:
Revolving Credit Facility, due October 2009	$432,000	$353,000
6.45% TE Products Senior Notes, due January 2008	179,914	179,906
7.625% Senior Notes, due February 2012	498,493	498,438
6.125% Senior Notes, due February 2013	198,881	198,845
7.51% TE Products Senior Notes, due January 2028	210,000	210,000
Total borrowings	1,519,288	1,440,189
Adjustment to carrying value associated with hedges of fair value	36,118	40,037
Total Credit Facilities	$1,555,406	$1,480,226

NOTE 8.  PARTNERS’ CAPITAL AND DISTRIBUTIONS

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

The following table reflects the allocation of total distributions paid during the three months ended March 31, 2005, and 2004 (in thousands, except per Unit amounts):

	Three Months Ended March 31,
	2005	2004
Limited Partner Units	$41,736	$40,949
General Partner Ownership Interest	852	836
General Partner Incentive	16,070	15,298
Total Cash Distributions Paid	$58,658	$57,083
Total Cash Distributions Paid Per Unit	$0.6625	$0.65

On May 6, 2005, we will pay a cash distribution of $0.6625 per Unit for the quarter ended March 31, 2005.  The first quarter 2005 cash distribution will total $58.7 million.

General Partner’s Interest

As of March 31, 2005, and December 31, 2004, we had deficit balances of $35.9 million and $33.0 million, respectively, in our General Partner’s equity account.  These negative balances do not represent assets to us and do not represent obligations of the General Partner to contribute cash or other property to us.  The General Partner’s equity account generally consists of its cumulative share of our net income less cash distributions made to it plus capital contributions that it has made to us (see our Consolidated Statement of Partners’ Capital for a detail of the General Partner’s equity account).  For the three months ended March 31, 2005, the General Partner was allocated $14.0 million (representing 28.85%) of our net income and received $16.9 million in cash distributions.

Capital Accounts, as defined under our Partnership Agreement, are maintained for our General Partner and our limited partners.  The Capital Account provisions of our Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity accounts reflected under accounting principles generally accepted in the United States in our financial statements.  Under our Partnership Agreement, the General Partner is required to make additional capital contributions to us upon the issuance of any additional Units if necessary to maintain a Capital Account balance equal to 1.999999% of the total Capital Accounts of all partners.  At March 31, 2005, and December 31, 2004, the General Partner’s Capital Account balance substantially exceeded this requirement.

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

Cash distributions that we make during a period may exceed our net income for the period.  We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion.  Cash distributions in excess of net income allocations and capital contributions during the year ended December 31, 2004, and the three months ended March 31, 2005, resulted in deficits in the General Partner’s equity account at December 31, 2004, and March 31, 2005.  Future cash distributions that exceed net income will result in an increase in the deficit balance in the General Partner’s equity account.

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

The components of net pension benefits costs for the TEPPCO RCBP and the TEPPCO SBP for the three months ended March 31, 2005 and 2004, were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Service cost benefit earned during the period	$1,005	$913
Interest cost on projected benefit obligation	225	180
Expected return on plan assets	(300)	(220)
Amortization of prior service cost	2	2
Recognized net actuarial loss	10	14
Net pension benefits costs	$942	$889

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

The components of net postretirement benefits cost for the TEPPCO OPB for the three months ended March 31, 2005 and 2004, were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Service cost benefit earned during the period	$49	$41
Interest cost on accumulated postretirement benefit obligation	42	38
Amortization of prior service cost	32	32
Recognized net actuarial loss	4	—
Net postretirement benefits costs	$127	$111

Estimated Future Benefit Contributions

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

 Our Midstream Segment revenues are earned from the fractionation of NGLs in Colorado, transportation of NGLs from two trunkline NGL pipelines in South Texas, two NGL pipelines in East Texas and a pipeline system (Chaparral) from West Texas and New Mexico to Mont Belvieu; the gathering of natural gas in the Green River Basin in southwestern Wyoming, through Jonah, and the gathering of coal bed methane (“CBM”) and conventional natural gas in the San Juan Basin in New Mexico and Colorado, through Val Verde.  DEFS currently manages and operates the Val Verde, Jonah and Chaparral assets for us under contractual agreements.

The table below includes financial information by reporting segment for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31, 2005
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated

Sales of petroleum products	$—	$1,385,067	$2,142	$1,387,209	$—	$1,387,209
Operating revenues	78,167	11,713	50,856	140,736	(1,340)	139,396
Purchases of petroleum products	—	1,372,430	1,370	1,373,800	(1,340)	1,372,460
Operating expenses, including power	37,186	15,445	13,893	66,524	—	66,524
Depreciation and amortization expense	9,561	3,501	12,701	25,763	—	25,763
(Gains) losses on sales of assets	(92)	1	(407)	(498)	—	(498)
Operating income	31,512	5,403	25,441	62,356	—	62,356
Equity earnings (losses)	(842)	6,088	—	5,246	—	5,246
Other income, net	149	75	42	266	—	266
Earnings before interest	$30,819	$11,566	$25,483	$67,868	$—	$67,868

	Three Months Ended March 31, 2004
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated

Sales of petroleum products	$—	$1,180,767	$1,346	$1,182,113	$—	$1,182,113
Operating revenues	74,809	13,723	48,817	137,349	(1,401)	135,948
Purchases of petroleum products	—	1,167,425	1,317	1,168,742	(1,401)	1,167,341
Operating expenses, including power	40,050	14,026	14,981	69,057	—	69,057
Depreciation and amortization expense	9,077	3,068	15,675	27,820	—	27,820
Gains on sales of assets	—	(58)	—	(58)	—	(58)
Operating income	25,682	10,029	18,190	53,901	—	53,901
Equity earnings (losses)	(1,238)	6,889	—	5,651	—	5,651
Other income, net	272	146	58	476	—	476
Earnings before interest	$24,716	$17,064	$18,248	$60,028	$—	$60,028

The following table provides total assets and capital expenditures for each segment as of and for the periods ended March 31, 2005, and December 31, 2004 (in thousands):

	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated

March 31, 2005:
Total assets	$967,320	$1,081,757	$1,159,734	$3,208,811	$(49,251)	$3,159,560
Capital expenditures	14,258	7,006	6,313	27,577	12	27,589

December 31, 2004:
Total assets	$968,993	$1,070,477	$1,184,184	$3,223,654	$(25,949)	$3,197,705
Capital expenditures	80,930	37,448	45,075	163,453	694	164,147

The following table reconciles the segments’ total earnings before interest to consolidated net income for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Earnings before interest	$67,868	$60,028
Interest expense – net	(19,287)	(19,595)
Net income	$48,581	$40,433

NOTE 11.  COMMITMENTS AND CONTINGENCIES

In the fall of 1999 and on December 1, 2000, the General Partner and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the General Partner and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et al. (including the General Partner and Partnership).  In both cases, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water.  They further contend that the release caused damages to the plaintiffs.  In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages.  On January 27, 2005, we entered into Release and Settlement Agreements with the McCleery plaintiffs and the Richards plaintiffs dismissing all of these plaintiffs’ claims.  The settlement terms included a $2.0 million payment to the plaintiffs, which did not have a material adverse effect on our financial position, results of operations or cash flows.

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

On April 2, 2003, Centennial was served with a petition in a matter styled Adams, et al. v. Centennial Pipeline Company LLC, et al.  This matter involves approximately 2,000 plaintiffs who allege that over 200 defendants, including Centennial, generated, transported, and/or disposed of hazardous and toxic waste at two sites in Bayou Sorrell, Louisiana, an underground injection well and a landfill.  The plaintiffs allege personal injuries, allergies, birth defects, cancer and death.  The underground injection well has been in operation since May 1976.  Based upon current information, Centennial appears to be a de minimis contributor, having used the disposal site during the two month time period of December 2001 to January 2002.  Marathon has been handling this matter for Centennial under its operating agreement with Centennial.  TE Products has a 50% ownership interest in Centennial.  On November 30, 2004, the court approved a class settlement, which included an $80,000 payment by Centennial.  The time period for parties to appeal this settlement expired in March 2005, and the class settlement became final.  The terms of the settlement did not have a material adverse effect on our financial position, results of operations or cash flows.

On February 4, 2005, we received a letter notifying us of a claim for approximately $1.45 million in damages allegedly due to a shipper being delivered off-specification gasoline during November 2004.  We are contesting liability for this matter, and to the extent there may be liability, we would seek reimbursement from the third party refiner who supplied the gasoline into our pipeline system.  We do not believe that the outcome of this matter will have a future material adverse effect on our financial position, results of operations or cash flows.

On February 7, 2005, we received a letter from BP Amoco’s counsel placing us on notice of a lawsuit filed by ConocoPhillips against BP Amoco Seaway Products Pipeline Company.  Pursuant to provisions of the Amended and Restated Purchase Agreement dated May 10, 2000, between us and ARCO Pipe Line Company (BP Amoco), BP Amoco requested indemnity should BP Amoco have any liability to ConocoPhillips.  The litigation arises out of an income tax liability alleged by ConocoPhillips due to a partnership merger.  The plaintiff estimates the income tax liability to be $3,964,788.  We have requested information from BP Amoco that will allow us to assess liability, if any, that we may have in this matter.  We do not believe that the outcome of this lawsuit will have a future material adverse effect on our financial position, results of operations or cash flows.

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

On July 20, 2004, the Court of Appeals for the District of Columbia Circuit issued an opinion in BP West Coast Producers LLC v. FERC.  In reviewing a series of orders involving SFPP, L.P., the court held among other things that the FERC had not adequately justified its policy of providing an oil pipeline limited partnership with an income tax allowance equal to the proportion of its limited partnership interests owned by corporate partners.  Under the FERC’s initial ruling, SFPP, L.P. was permitted an income tax allowance on its cost-of-service filing for 42.7% of the net operating (pre-tax) income expected from operations and was denied an income tax allowance equal to 57.3% of its limited partnership interests that were held by non-corporate partners.  The court remanded the case back to the FERC for further review.  As a result of the court’s remand, on December 2, 2004, the FERC issued a Request for Comments seeking comments on whether the court’s ruling applies only to the specific facts of the SFPP, L.P. proceeding or also extends to other capital structures involving partnerships and other forms of ownership.  The ultimate outcome of the FERC’s inquiry on income tax allowance should not affect our current rates and rate structure because our rates are not based on cost-of-service methodology.  However, the outcome of the income tax allowance would become relevant to us should we (i) elect in the future to use cost-of-service to support our rates, or (ii) be required to use such methodology to defend our indexed rates.

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.  At March 31, 2005, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility.  Effective in March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

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

At March 31, 2005, we have an accrued liability of $4.2 million related to various TCTM and TE Products sites requiring environmental remediation activities.  We do not expect that the completion of remediation programs associated with TCTM and TE Products activities will have a future material adverse effect on our financial position, results of operations or cash flows.

Centennial entered into credit facilities totaling $150.0 million, and as of March 31, 2005, $150.0 million was outstanding under those credit facilities.  The proceeds were used to fund construction and conversion costs of its pipeline system.  TE Products and Marathon have each guaranteed one-half of Centennial’s debt, up to a maximum amount of $75.0 million each.

On February 24, 2005, the General Partner was acquired from DEFS by DFI.  The General Partner owns a 2% general partner interest in us and is the general partner of the Partnership.  On March 11, 2005, the Bureau of Competition of the Federal Trade Commission (“FTC”) delivered written notice to DFI’s legal advisor that it was conducting a non-public investigation to determine whether DFI’s acquisition of the General Partner may substantially lessen competition.  The FTC has contacted the General Partner requesting data.  The General Partner intends to cooperate fully with any such investigations and inquiries requested by the FTC or any other regulatory authorities.

NOTE 12. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments to be reported in a financial statement.  As of and for the three months ended March 31, 2004, the components of comprehensive income were due to the interest rate swap related to our variable rate revolving credit facility, which was designated as a cash flow hedge.  The interest rate swap matured in April 2004.  While the interest rate swap was in effect, changes in the fair value of the cash flow hedge, to the extent the hedge was effective, were recognized in other comprehensive income until the hedge interest costs were recognized in net income.  All other comprehensive income was recognized in net income during 2004.

The table below reconciles reported net income to total comprehensive income for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$48,581	$40,433
Net income on cash flow hedge	—	2,682
Total comprehensive income	$48,581	$43,115

The accumulated balance of other comprehensive loss related to our cash flow hedge is as follows (in thousands):

Balance at December 31, 2003	$(2,902)
Transferred to earnings	2,939
Change in fair value of cash flow hedge	(37)
Balance at December 31, 2004	$—

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

	March 31, 2005
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Assets
Current assets	$31,850	$81,318	$563,019	$(70,956)	$605,231
Property, plant and equipment – net	—	1,211,213	502,101	—	1,713,314
Equity investments	1,011,399	429,726	205,467	(1,270,615)	375,977
Intercompany notes receivable	1,162,344	—	—	(1,162,344)	—
Intangible assets	—	366,324	33,970	—	400,294
Other assets	5,734	19,175	39,835	—	64,744
Total assets	$2,211,327	$2,107,756	$1,344,392	$(2,503,915)	$3,159,560
Liabilities and partners’ capital
Current liabilities	$32,335	$116,561	$500,864	$(70,955)	$578,805
Long-term debt	1,164,974	390,432	—	—	1,555,406
Intercompany notes payable	—	702,377	459,969	(1,162,346)	—
Other long term liabilities	2,647	9,865	1,466	—	13,978
Total partners’ capital	1,011,371	888,521	382,093	(1,270,614)	1,011,371
Total liabilities and partners’ capital	$2,211,327	$2,107,756	$1,344,392	$(2,503,915)	$3,159,560

	December 31, 2004
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Assets
Current assets	$44,125	$87,068	$576,365	$(62,928)	$644,630
Property, plant and equipment – net	—	1,211,312	492,390	—	1,703,702
Equity investments	1,021,476	430,688	203,796	(1,282,308)	373,652
Intercompany notes receivable	1,084,034	—	—	(1,084,034)	—
Intangible assets	—	372,621	34,737	—	407,358
Other assets	5,980	22,183	40,200	—	68,363
Total assets	$2,155,615	$2,123,872	$1,347,488	$(2,429,270)	$3,197,705
Liabilities and partners’ capital
Current liabilities	$45,255	$143,589	$556,474	$(62,930)	$682,388
Long-term debt	1,086,909	393,317	—	—	1,480,226
Intercompany notes payable	—	676,993	407,040	(1,084,033)	—
Other long term liabilities	2,003	9,980	1,660	—	13,643
Total partners’ capital	1,021,448	899,993	382,314	(1,282,307)	1,021,448
Total liabilities and partners’ capital	$2,155,615	$2,123,872	$1,347,488	$(2,429,270)	$3,197,705

	Three Months Ended March 31, 2005
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$117,925	$1,410,020	$(1,340)	$1,526,605
Costs and expenses	—	67,779	1,398,308	(1,340)	1,464,747
(Gains) losses on sales of assets	—	(499)	1	—	(498)
Operating income	—	50,645	11,711	—	62,356
Interest expense – net	—	(13,018)	(6,269)	—	(19,287)
Equity earnings	48,581	10,771	6,088	(60,194)	5,246
Other income – net	—	183	83	—	266
Net income	$48,581	$48,581	$11,613	$(60,194)	$48,581

	Three Months Ended March 31, 2004
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$111,888	$1,207,574	$(1,401)	$1,318,061
Costs and expenses	—	73,416	1,192,203	(1,401)	1,264,218
Gains on sales of assets	—	—	(58)	—	(58)
Operating income	—	38,472	15,429	—	53,901
Interest expense – net	—	(12,792)	(6,803)	—	(19,595)
Equity earnings	40,433	14,447	6,889	(56,118)	5,651
Other income – net	—	306	170	—	476
Net income	$40,433	$40,433	$15,685	$(56,118)	$40,433

	Three Months Ended March 31, 2005
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Cash flows from operating activities
Net income	$48,581	$48,581	$11,613	$(60,194)	$48,581
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	19,729	6,034	—	25,763
Earnings (losses) in equity investments, net of distributions	10,077	1,061	(1,369)	(10,296)	(527)
(Gains) losses on sales of assets	—	(499)	1	—	(498)
Changes in assets and liabilities and other	(55,364)	(28,813)	(45,981)	72,642	(57,516)
Net cash provided by (used in) operating activities	3,294	40,059	(29,702)	2,152	15,803

Cash flows from investing activities	—	9,088	(14,301)	(28,967)	(34,180)
Cash flows from financing activities	20,342	(62,243)	41,452	20,791	20,342
Net increase (decrease) in cash and cash equivalents	23,636	(13,096)	(2,551)	(6,024)	1,965
Cash and cash equivalents at beginning of period	4,116	13,596	2,826	(4,116)	16,422
Cash and cash equivalents at end of period	$27,752	$500	$275	$(10,140)	$18,387

	Three Months Ended March 31, 2004
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Cash flows from operating activities
Net income	$40,433	$40,433	$15,685	$(56,118)	$40,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	22,107	5,713	—	27,820
Earnings (losses) in equity investments, net of distributions	16,650	(2,932)	(889)	(12,480)	349
Gains on sales of assets	—	—	(58)	—	(58)
Changes in assets and liabilities and other	(35,740)	(25,342)	8,013	27,690	(25,379)
Net cash provided by operating activities	21,343	34,266	28,464	(40,908)	43,165

Cash flows from investing activities	335	10,169	(10,552)	(28,858)	(28,906)
Cash flows from financing activities	(40,583)	(60,065)	(21,152)	81,217	(40,583)
Net decrease in cash and cash equivalents	(18,905)	(15,630)	(3,240)	11,451	(26,324)
Cash and cash equivalents at beginning of period	19,744	19,243	5,670	(15,188)	29,469
Cash and cash equivalents at end of period	$839	$3,613	$2,430	$(3,737)	$3,145

NOTE 14. SUBSEQUENT EVENT

On April 1, 2005, we purchased crude oil storage and terminaling assets in Cushing, Oklahoma, from Koch Supply & Trading, L.P. for $35.0 million.  The assets consist of eight storage tanks with 945,000 barrels of storage capacity, receipt and delivery manifolds, interconnections to several pipelines, crude oil inventory and approximately 70 acres of land.  The storage and terminaling assets will complement our existing infrastructure in Cushing and strengthen our gathering and marketing business in our Upstream Segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following review of our financial position and results of operations in conjunction with our Consolidated Financial Statements and the notes thereto.  Material period-to-period variances in the consolidated statements of income are discussed under “Results of Operations.”  The “Financial Condition and Liquidity” section analyzes our cash flows and financial position.  “Other Considerations” addresses trends, future plans and contingencies that are reasonably likely to materially affect our future liquidity or earnings.  The Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K. Certain of these accounting policies require the use of estimates.  The following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: revenue and expense accruals, including accruals for power costs, property taxes and crude oil margins; environmental costs; asset impairment analysis related to property, plant and equipment; and amortization expense and asset impairment analysis related to goodwill and other intangible assets.  These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

Management Overview of the Three Months Ended March 31, 2005

We reported net income of $48.6 million, or $0.55 per Limited Partner Unit (“Unit” or “Units”), for the three months ended March 31, 2005, compared with net income of $40.4 million, or $0.46 per Unit, for the three months ended March 31, 2004.  The weighted average number of Units outstanding was 63.0 million for each of the three months ended March 31, 2005 and 2004.

Our Downstream Segment had a strong three months, with increased refined products and LPG transportation revenues and volumes delivered.  These increases were partially offset by lower propane inventory fee revenues, increased environmental expenses and increased rental expense from our Centennial Pipeline LLC (“Centennial”) capacity lease agreement.  Additionally, pipeline integrity expenses decreased $4.4 million compared to our first quarter 2004 costs.  We anticipate that our pipeline integrity expenses for our Downstream Segment for 2005 will be approximately $17.6 million lower than our 2004 expenses primarily due to the completion of projects.

Our Upstream Segment results for the three months ended March 31, 2005, were impacted by decreased transportation and marketing volumes, increased transportation costs and expenses related to marking crude oil physical swaps to market.  Increased pipeline operating costs were partially offset by decreased environmental remediation expenses.  Equity earnings from Seaway Crude Pipeline Company (“Seaway”) decreased compared to the prior year period primarily due to a gain recognized on an inventory settlement in 2004, partially offset by increased transportation volumes in 2005.  Pipeline integrity expenses increased $0.1 million compared to our first quarter 2004 costs.  We anticipate that our 2005 pipeline integrity expenses for our Upstream Segment will be approximately $1.6 million higher than our 2004 expenses as we continue to perform pipeline inspections and repairs under our integrity management program.

Our Midstream Segment benefited from increased revenues and volumes on Jonah Gas Gathering Company (“Jonah”), resulting from our 2003 Phase III expansion and the installation of additional capacity during the fourth quarter of 2004.  Revenues on Val Verde Gas Gathering Company (“Val Verde”) increased due to new connections made to the system in May and December 2004, partially offsetting the impact of reduced revenues related to the natural decline of coal bed methane (“CBM”) production from existing wells.  Additionally, our operating and gas settlement expenses decreased compared to our first quarter 2004 costs.  These increases to operating income were partially offset by lower gathering rates on the new connections at Val Verde, on which the gathering rates are lower than existing average rates on the system.

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

•                 Gathering of volumes from infill drilling of CBM by producers and new connections of conventional gas in the San Juan Basin, where our Val Verde system is located; and

•                   Growth in our Downstream Segment, resulting from our recent capacity expansion and grass roots facility investments and growing demand for Gulf Coast sourced products.

On March 31, 2005, we purchased crude oil pipeline assets for $7.1 million from BP Pipelines (North America) Inc. (“BP”).  The assets include approximately 158 miles of pipeline which extend from Mexia, Texas, to the Houston, Texas, area and two stations in south Houston with connections to a BP pipeline that originates in south Houston.  We will integrate these assets into our South Texas pipeline system, included in our Upstream Segment, which will allow us to realize synergies within our existing asset base and will provide future growth opportunities.

On April 1, 2005, we purchased crude oil storage and terminaling assets in Cushing, Oklahoma, from Koch Supply & Trading, L.P. for $35.0 million.  The assets consist of eight storage tanks with 945,000 barrels of storage capacity, receipt and delivery manifolds, interconnections to several pipelines, crude oil inventory and approximately 70 acres of land.  The storage and terminaling assets will complement our existing infrastructure in Cushing and strengthen our gathering and marketing business in our Upstream Segment.

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

Our Business

TEPPCO Partners, L.P. (the “Partnership”), a Delaware limited partnership, is a master limited partnership formed in March 1990.  We operate through TE Products Pipeline Company, Limited Partnership (“TE Products”), TCTM, L.P. (“TCTM”) and TEPPCO Midstream Companies, L.P. (“TEPPCO Midstream”).  Collectively, TE Products, TCTM and TEPPCO Midstream are referred to as the “Operating Partnerships.”  TEPPCO GP, Inc. (“TEPPCO GP”), our wholly owned subsidiary, is the general partner of our Operating Partnerships.  We hold a 99.999% limited partner interest in the Operating Partnerships, and TEPPCO GP holds a 0.001% general partner interest.  Texas Eastern Products Pipeline Company, LLC (the “Company” or “General Partner”), a Delaware limited liability company, serves as our general partner and owns a 2% general partner interest in us.  Through February 23, 2005, the General Partner was an indirect wholly owned subsidiary of Duke Energy Field Services, LLC (“DEFS”), a joint venture between Duke Energy Corporation (“Duke Energy”) and ConocoPhillips.  Through February 23, 2005, Duke Energy held an interest of approximately 70% in DEFS, and ConocoPhillips held the remaining interest of approximately 30%.  On February 24, 2005, the General Partner was acquired by DFI GP Holdings L.P. (formerly Enterprise GP Holdings L.P.) (“DFI”), an affiliate of EPCO, Inc. (“EPCO”), a privately held company controlled by Dan L. Duncan, for approximately $1.1 billion.  As a result of the transaction, DFI owns and controls the 2% general partner interest in us and has the right to receive the incentive distribution rights associated with the general partner interest.

The Company, as general partner, performs all management and operating functions required for us, except for the management and operations of certain of the TEPPCO Midstream assets that are currently managed by DEFS on our behalf.  We reimburse the General Partner for all reasonable direct and indirect expenses that have been incurred in managing us.  Under a transition services agreement entered into as part of the sale of the General Partner, DEFS will continue to operate certain of the TEPPCO Midstream assets for us and continue to provide certain administrative services for a period of time until we assume the operations of these assets and provide these services on our own.  In connection with us assuming these processes and services, certain DEFS employees currently providing these services to us will become employees of our General Partner.  As part of the transition services agreement, Duke Energy will continue to provide payroll and other administrative support services to us until DFI assumes those activities.

In connection with our formation in 1990, the Company received 2,500,000 Deferred Participation Interests (“DPIs”).  Effective April 1, 1994, the DPIs began participating in distributions of cash and allocations of profit and loss in a manner identical to Limited Partner Units and are treated as Limited Partner Units for purposes of this Report.  These Limited Partner Units were assigned to Duke Energy when ownership of the Company was transferred from Duke Energy to DEFS in 2000.  On February 24, 2005, DFI entered into an LP Unit Purchase and Sale Agreement with Duke Energy and purchased these 2,500,000 DPIs for approximately $100.0 million.

We operate and report in three business segments:

•                  Downstream Segment – transportation and storage of refined products, liquefied petroleum gases (“LPGs”) and petrochemicals;

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

Our Midstream Segment revenues are earned from the fractionation of NGLs in Colorado, transportation of NGLs from two trunkline NGL pipelines in South Texas, two NGL pipelines in East Texas and a pipeline system (Chaparral) from West Texas and New Mexico to Mont Belvieu; the gathering of natural gas in the Green River Basin in southwestern Wyoming, through Jonah, and the gathering of CBM and conventional natural gas in the San Juan Basin in New Mexico and Colorado, through Val Verde.  DEFS currently manages and operates the Val Verde, Jonah and Chaparral assets for us under contractual agreements.

Results of Operations

The following table summarizes financial information by business segment for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Operating revenues:
Downstream Segment	$78,167	$74,809
Upstream Segment	1,396,780	1,194,490
Midstream Segment	52,998	50,163
Intercompany eliminations	(1,340)	(1,401)
Total operating revenues	1,526,605	1,318,061

Operating income:
Downstream Segment	31,512	25,682
Upstream Segment	5,403	10,029
Midstream Segment	25,441	18,190
Total operating income	62,356	53,901

Earnings before interest:
Downstream Segment	30,819	24,716
Upstream Segment	11,566	17,064
Midstream Segment	25,483	18,248
Total earnings before interest	67,868	60,028

Interest expense	(20,389)	(20,459)
Interest capitalized	1,102	864
Net income	$48,581	$40,433

Below is a detailed analysis of the results of operations, including reasons for changes in results, for each of our operating segments.

Downstream Segment

The following table provides financial information for the Downstream Segment for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)

Transportation – Refined products	$34,965	$30,971	$3,994
Transportation – LPGs	32,231	28,780	3,451
Other	10,971	15,058	(4,087)
Total operating revenues	78,167	74,809	3,358

Operating, general and administrative	26,615	29,155	(2,540)
Operating fuel and power	7,660	8,050	(390)
Depreciation and amortization	9,561	9,077	484
Taxes – other than income taxes	2,911	2,845	66
Gains on sales of assets	(92)	—	(92)
Total costs and expenses	46,655	49,127	(2,472)

Operating income	31,512	25,682	5,830

Equity losses	(842)	(1,238)	396
Other income – net	149	272	(123)

Earnings before interest	$30,819	$24,716	$6,103

The following table presents volumes delivered in barrels and average tariff per barrel for the three months ended March 31, 2005 and 2004 (in thousands, except tariff information):

	Three Months Ended March 31,		Percentage
			Increase
	2005	2004	(Decrease)
Volumes Delivered:
Refined products	38,595	32,522	19%
LPGs	14,801	13,208	12%
Total	53,396	45,730	17%

Average Tariff per Barrel:
Refined products	$0.91	$0.95	(4)%
LPGs	2.18	2.18	—
Average system tariff per barrel	$1.26	$1.31	(4)%

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenues from refined products transportation increased $4.0 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, due to an overall increase of 19% in the refined products volumes delivered. This increase was primarily due to deliveries of products moved on Centennial.  Centennial has provided our system with additional pipeline capacity for movement of products originating in the U.S. Gulf Coast area.  Prior to the construction of Centennial, deliveries on our pipeline system were limited by our pipeline capacity, and transportation services for our customers were allocated in accordance with a proration policy.  With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs.  In February 2003, we entered into a lease agreement with Centennial that increased our flexibility to deliver refined products to our market areas.  Volume increases were due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets. The refined products average rate per barrel decreased 4% from the prior year period primarily due to the impact of greater growth in the volume of products delivered under a Centennial tariff compared to the growth in deliveries under a TEPPCO tariff, which resulted in an increased proportion of lower tariff barrels transported on our system.

Revenues from LPGs transportation increased $3.5 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, due to higher deliveries of propane in the upper Midwest and Northeast market areas and increased short-haul propane deliveries to U.S. Gulf Coast petrochemical customers in the first quarter of 2005.  Prior year LPG transportation revenues were negatively impacted by a price spike in the Mont Belvieu propane price in late February 2004, which resulted in TEPPCO sourced propane being less competitive than propane from other source points.

                Other operating revenues decreased $4.1 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, primarily due to lower propane inventory fees in 2005 and lower volume of product inventory sales, partially offset by higher refined products tender deduction and loading revenues.

Costs and expenses decreased $2.4 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, due to decreased operating, general and administrative expenses and decreased operating fuel and power, partially offset by increased depreciation and amortization expense and increased taxes – other than income taxes.  Operating, general and administrative expenses decreased primarily due to a $4.4 million decrease in pipeline inspection and repair costs associated with our integrity management program, partially offset by a $0.6 million increase in rental expense from the Centennial pipeline capacity lease agreement, a $0.8 million increase in labor and benefits expense primarily associated with vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner and a $0.6 million increase in environmental remediation and assessment costs.  Operating fuel and power decreased $0.4 million primarily due to adjustments to power accruals.  Depreciation expense increased $0.3 million primarily due to assets retired to depreciation expense in 2005.  Taxes – other than income taxes increased due to increases in property tax accruals.

Net losses from equity investments decreased for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, as shown below (in thousands):

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)

Centennial	$(3,471)	$(3,856)	$385
MB Storage	2,634	2,629	5
Other	(5)	(11)	6
Total equity losses	$(842)	$(1,238)	$396

Equity losses in Centennial decreased $0.4 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, primarily due to higher transportation revenues and volumes, partially offset by higher transmix related product replacement costs and product measurement losses during the 2005 period.  Equity earnings in MB Storage were virtually unchanged for the three months ended March 31, 2005, compared with the three months ended March 31, 2004.  In April 2004, MB Storage acquired storage and pipeline assets and contracts for approximately $34.0 million, of which TE Products contributed $16.5 million.  Equity earnings increased due to increased storage revenue, shuttle revenue and rental revenue primarily from the acquired contracts,  lower pipeline rehabilitation expenses on the MB Storage system and lower general and administrative expenses offset by increased depreciation and amortization expense on storage assets and contracts acquired.

Upstream Segment

The following table provides financial information for the Upstream Segment for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)

Sales of petroleum products	$1,385,067	$1,180,767	$204,300
Transportation – Crude oil	9,172	9,663	(491)
Other	2,541	4,060	(1,519)
Total operating revenues	1,396,780	1,194,490	202,290

Purchases of petroleum products	1,372,430	1,167,425	205,005
Operating, general and administrative	12,816	11,185	1,631
Operating fuel and power	1,228	1,740	(512)
Depreciation and amortization	3,501	3,068	433
Taxes – other than income taxes	1,401	1,101	300
(Gains) losses on sales of assets	1	(58)	59
Total costs and expenses	1,391,377	1,184,461	206,916

Operating income	5,403	10,029	(4,626)

Equity earnings	6,088	6,889	(801)
Other income – net	75	146	(71)

Earnings before interest	$11,566	$17,064	$(5,498)

Information presented in the following table includes the margin of the Upstream Segment, which may be viewed as a non-GAAP (Generally Accepted Accounting Principles) financial measure under the rules of the Securities and Exchange Commission.  We calculate the margin of the Upstream Segment as revenues generated from the sale of crude oil and lubrication oil, and transportation of crude oil, less the costs of purchases of crude oil and lubrication oil.  We believe that margin is a more meaningful measure of financial performance than sales and purchases of crude oil and lubrication oil due to the significant fluctuations in sales and purchases caused by variations in the level of volumes marketed and prices for products marketed.  Additionally, we use margin internally to evaluate the financial performance of the Upstream Segment as we believe margin is a better indicator of performance than operating income as operating, general and administrative expenses, operating fuel and power and depreciation expense are not directly related to the margin activities.  Margin and volume information for the three months ended March 31, 2005 and 2004 is presented below (in thousands, except per barrel and per gallon amounts):

	Three Months Ended March 31,		Percentage Increase
	2005	2004	(Decrease)

Margins: (1)
Crude oil transportation	$14,191	$13,096	8%
Crude oil marketing	3,476	5,692	(39)%
Crude oil terminaling	2,385	2,725	(12)%
Lubrication oil sales	1,757	1,492	18%
Total margin	$21,809	$23,005	(5)%

Total barrels:
Crude oil transportation	23,754	26,162	(9)%
Crude oil marketing	44,294	45,654	(3)%
Crude oil terminaling	27,119	33,088	(18)%

Lubrication oil volume (total gallons)	4,172	3,470	20%

Margin per barrel:
Crude oil transportation	$0.597	$0.501	19%
Crude oil marketing	0.078	0.125	(37)%
Crude oil terminaling	0.088	0.082	7%

Lubrication oil margin (per gallon)	0.421	0.430	(2)%

(1)          Margins in this table are presented prior to the elimination of intercompany sales, revenues and purchases between TEPPCO Crude Oil, L.P. and TEPPCO Crude Pipeline, L.P.

The following table reconciles the Upstream Segment margin to operating income in the consolidated statements of income using the information presented in the tables above, in the consolidated statements of income and in the statements of income in Note 10.  Segment Information (in thousands):

	Three Months Ended March 31,
	2005	2004
Sales of petroleum products	$1,385,067	$1,180,767
Transportation – Crude oil	9,172	9,663
Less: Purchases of petroleum products	(1,372,430)	(1,167,425)
Total margin	21,809	23,005
Other operating revenues	2,541	4,060
Net operating revenues	24,350	27,065
Operating, general and administrative	12,816	11,185
Operating fuel and power	1,228	1,740
Depreciation and amortization	3,501	3,068
Taxes – other than income taxes	1,401	1,101
(Gains) losses on sales of assets	1	(58)
Operating income	$5,403	$10,029

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Our margin decreased $1.2 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004.  Crude oil marketing margin decreased $2.2 million primarily due to a 3% decrease in volumes marketed, increased transportation costs and unrealized losses of $1.0 million related to marking crude oil physical swaps to market.  Crude oil terminaling margin decreased $0.3 million as a result of an 18% decrease in pumpover volumes at Midland, Texas and Cushing, Oklahoma.  Crude oil transportation margin increased $1.1 million primarily due to increased transportation volumes and revenues on our South Texas system and increased transportation revenues on our West Texas system. Crude oil transportation margin on our Red River and Basin systems remained constant between periods as a result of higher revenues due to movements of barrels on higher tariff segments, offset by a decrease in transportation volumes.  Lubrication oil sales margin increased $0.2 million due to a 20% increase in volumes primarily related to increased sales of chemical volumes and the acquisition of a lubrication oil distributor in Casper, Wyoming, in August 2004.

Other operating revenues of the Upstream Segment decreased $1.5 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, primarily due to a $1.4 million favorable settlement of inventory imbalances in the first quarter of 2004 and lower revenues from documentation and other services to support customers’ trading activity at Midland and Cushing in the first quarter of 2005.

Costs and expenses, excluding expenses associated with purchases of crude oil and lubrication oil, increased $1.9 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, due to increased operating, general and administrative expenses, increased depreciation and amortization expense and increased taxes – other than income taxes, partially offset by decreased operating fuel and power.  Operating, general and administrative expenses increased $1.6 million from the prior year period primarily due to a $0.7 million increase in labor and benefits expense related to vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner and an increase in the number of employees between periods, a $0.6 million increase in operational supplies and expenses and a $0.5 million increase in consulting and contract services, partially offset by a $0.5 million decrease in environmental assessment and remediation costs.  Depreciation and amortization expense increased $0.4 million as a result of assets placed in service in 2004 and due to assets retired to depreciation expense during the period.  Taxes – other than income taxes increased $0.3 million due to increases in property tax accruals and a higher asset base in 2005.  Operating fuel and power decreased $0.5 million primarily as a result of lower transportation volumes in 2005.

Equity earnings from our investment in Seaway decreased $0.8 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, primarily due to a favorable settlement in the first quarter of 2004 with a former owner of Seaway’s crude oil assets regarding inventory imbalances that were not acquired by us, partially offset by higher transportation volumes, gains on crude oil inventory sales, and lower operating, general and administrative expenses in the first quarter of 2005.

Midstream Segment

The following table provides financial information for the Midstream Segment for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)

Sales of petroleum products	$2,142	$1,346	$796
Gathering – Natural Gas	36,560	34,502	2,058
Transportation – NGLs	10,219	10,014	205
Other	4,077	4,301	(224)
Total operating revenues	52,998	50,163	2,835

Purchases of petroleum products	1,370	1,317	53
Operating, general and administrative	11,243	12,131	(888)
Operating fuel and power	1,526	1,502	24
Depreciation and amortization	12,701	15,675	(2,974)
Taxes – other than income taxes	1,124	1,348	(224)
Gains on sales of assets	(407)	—	(407)
Total costs and expenses	27,557	31,973	(4,416)

Operating income	25,441	18,190	7,251

Other income – net	42	58	(16)

Earnings before interest	$25,483	$18,248	$7,235

The following table presents volume and average rate information for the three months ended March 31, 2005 and 2004 (in thousands, except average fee and average rate amounts):

	Three Months Ended March 31,		Percentage Increase
	2005	2004	(Decrease)
Gathering – Natural Gas – Jonah:
Million cubic feet (“MMcf”)	97,350	83,928	16%
Million British thermal units (“MMBtu”)	107,300	92,897	16%
Average fee per MMBtu	$0.189	$0.198	(5)%

Gathering – Natural Gas – Val Verde:
MMcf	41,719	35,491	18%
MMBtu	36,624	29,804	23%
Average fee per MMBtu	$0.445	$0.541	(18)%

Transportation – NGLs:
Thousand barrels	13,836	14,680	(6)%
Average rate per barrel	$0.739	$0.682	8%

Fractionation – NGLs:
Thousand barrels	1,139	1,115	2%
Average rate per barrel	$1.647	$1.689	(3)%

Sales – Condensate:
Thousand barrels	27.9	41.8	(33)%
Average rate per barrel	$48.11	$33.51	44%

The following table reconciles the Midstream Segment margin to operating income in the consolidated statements of income using the information presented in the tables above, in the consolidated statements of income and in the statements of income in Note 10.  Segment Information (in thousands):

	Three Months Ended March 31,
	2005	2004
Sales of petroleum products	$2,142	$1,346
Less: Purchases of petroleum products	(1,370)	(1,317)
Total margin	772	29
Gathering – Natural Gas	36,560	34,502
Transportation – NGLs	10,219	10,014
Other operating revenues	4,077	4,301
Net operating revenues	51,628	48,846
Operating, general and administrative	11,243	12,131
Operating fuel and power	1,526	1,502
Depreciation and amortization	12,701	15,675
Taxes – other than income taxes	1,124	1,348
Gains on sales of assets	(407)	—
Operating income	$25,441	$18,190

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenues from the gathering of natural gas increased $2.1 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004.  Natural gas gathering revenues from the Jonah system increased $1.9 million and volumes gathered increased 13.4 billion cubic feet (“Bcf”) for the three months ended March 31, 2005, primarily due to the expansion of the Jonah system in 2004.  Installation of additional capacity of 100 million cubic feet per day was completed during the fourth quarter of 2004. Jonah’s average natural gas gathering rate per MMcf decreased due to higher system wellhead pressures. Natural gas gathering revenues from the Val Verde system increased $0.2 million and volumes gathered increased 6.2 Bcf for the three months ended March 31, 2005, primarily due to increased volumes from two new connections made to the Val Verde system in May and December 2004, partially offset by the natural decline of CBM production and slower than anticipated completion and connection of infill wells.  Val Verde’s average natural gas gathering rate per MMcf decreased due to contracts entered into relating to the new connections, which have lower rates than the existing Val Verde system’s average rates.

Margin (sales of petroleum products less purchases of petroleum products) resulting from the processing arrangements at the Jonah Pioneer plant increased $0.7 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, primarily due to increased NGL prices.   Jonah’s Pioneer gas processing plant was completed during the first quarter of 2004, as a part of the Phase III expansion to increase the processing capacity in southwestern Wyoming.  Pioneer’s processing agreements allow the producers to elect annually whether to be charged under a fee-based arrangement or a fee plus keep-whole arrangement.  Under the fee-based election, Jonah receives a fee for its processing services.  Under the fee plus keep-whole election, Jonah receives a lower fee for its processing services, retains and sells the NGLs extracted during the process and delivers to producers the residue gas equivalent in energy to the natural gas received from the producers.  Jonah sells the NGLs it retains and purchases gas to replace the equivalent energy removed in the liquids.   For the 2004 and 2005 periods, the producers have elected the fee plus keep-whole arrangement.

Revenues from the transportation of NGLs increased $0.2 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, primarily due to increases in volumes transported on the Panola Pipeline, partially offset by decreases in volumes transported on the Chaparral, Dean and Wilcox Pipelines.  The increase in the NGL transportation average rate per barrel resulted from higher average rates per barrel on volumes transported on the Panola Pipeline.

Other operating revenues decreased $0.2 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, primarily due to lower condensate sales on Jonah.

Costs and expenses (excluding purchases of petroleum products) decreased $4.5 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, due to decreases in depreciation and amortization expense, operating, general and administrative expense and  taxes – other than income taxes, partially offset by a net gain recorded on the sale of an asset.  Depreciation expense decreased $2.0 million primarily due to a $2.6 million decrease on Jonah as a result of increases to the estimated lives of Jonah’s assets, partially offset by a $0.6 million increase on Val Verde as a result of assets placed into service in 2004.  Amortization expense on the Jonah system decreased $1.1 million primarily due to revisions to the estimated life of intangible assets under the units-of-production method, partially offset by a $0.3 million increase as a result of higher volumes in the 2005 period.  During the fourth quarter of 2004 and the first quarter of 2005, updated production forecasts were obtained from some of the producers on the Jonah system related to future expansions of the system, and as a result, we increased our best estimate of future throughput on the Jonah system.  This increase in the estimate of future throughput extended the amortization period of Jonah’s natural gas gathering contracts by an estimated 10 years, increasing from approximately 25 years to approximately 35 years (see Note 2.  Goodwill and Other Intangible Assets).  Amortization expense on the Val Verde system decreased $0.2 million primarily due to lower volumes on contracts included in the intangible assets in the 2005 period, resulting from the natural decline in CBM production.  Operating, general and administrative expense decreased $0.9 million primarily due to a $1.8 million decrease in gas settlement expenses, partially offset by a $0.7 million increase in maintenance expenditures on Val Verde and Jonah.  Taxes – other than income taxes decreased $0.2 million due to actual property taxes being lower than previously estimated.  A net gain of $0.4 million was recognized on the sale of equipment in the current period.

Interest Expense and Capitalized Interest

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Interest expense decreased $0.1 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, due to a higher percentage of variable interest rate debt during the three months ended March 31, 2005, that carried a lower rate of interest as compared to fixed interest rate debt.  The higher percentage of variable interest rate debt resulted from the expiration of a fixed rate interest rate swap in April 2004 (see Note 3. Interest Rate Swaps).  The decrease was partially offset by higher balances outstanding on our revolving credit facility in 2005.

Capitalized interest increased $0.2 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, due to higher construction work-in-progress balances in the 2005 period.

Financial Condition and Liquidity

Cash generated from operations, credit facilities and debt and equity offerings are our primary sources of liquidity.  At March 31, 2005, we had a working capital surplus of $26.4 million, while at December 31, 2004, we had a working capital deficit of $37.8 million.  At March 31, 2005, we had approximately $81.5 million in available borrowing capacity under our revolving credit facility to cover any working capital needs.  Cash flows for the three months ended March 31, 2005 and 2004, were as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Cash provided by (used in):
Operating activities	$15.8	$43.2
Investing activities	(34.1)	(28.9)
Financing activities	20.3	(40.6)

Operating Activities

Net cash from operating activities for the three months ended March 31, 2005 and 2004, was comprised of the following (in millions):

	Three Months Ended March 31,
	2005	2004
Net income	$48.6	$40.4
Depreciation and amortization	25.8	27.8
Losses in equity investments	(5.2)	(5.6)
Distributions from equity investments	4.7	6.0
Gains on sales of assets	(0.5)	(0.1)
Non-cash portion of interest expense	0.4	(0.6)
Cash used in working capital and other	(58.0)	(24.7)

Net cash from operating activities	$15.8	$43.2

For a discussion of changes in earnings before interest, depreciation and amortization, equity earnings, gain on sales of assets by segment and consolidated interest expense – net, see Results of Operations for the Downstream Segment, Upstream Segment and Midstream Segment in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Cash provided by operating activities decreased $27.4 million for the three months ended March 31, 2005, compared with the three months ended March 31, 2004, primarily due to the timing of cash disbursements and cash receipts for working capital components and a decrease in distributions received from our equity investment in Seaway during the three months ended March 31, 2005, partially offset by higher net income and lower depreciation and amortization expense in the 2005 period.

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

Net cash from operating activities for the three months ended March 31, 2005 and 2004, included interest payments, net of amounts capitalized, of $36.8 million and $37.9 million, respectively.  Excluding the effects of hedging activities and interest capitalized during the year ended December 31, 2005, we expect interest payments on our fixed rate Senior Notes to be approximately $78.0 million.  We expect to pay our interest payments with cash flows from operating activities.

Investing Activities

Cash flows used in investing activities totaled $34.1 million for the three months ended March 31, 2005, and were comprised of $27.5 million of capital expenditures and $7.1 million for the acquisition of crude oil assets acquired in the first quarter of 2005, partially offset by $0.5 million in net cash proceeds from an asset sale in our Midstream Segment.  Cash flows used in investing activities totaled $28.9 million for the three months ended March 31, 2004, and were comprised of $26.9 million of capital expenditures, $1.0 million of cash contributions for TE Products’ ownership interest in Centennial and $1.0 million for the acquisition of crude oil assets acquired in the first quarter of 2004.

Financing Activities

Cash flows provided by financing activities totaled $20.3 million for the three months ended March 31, 2005, and were comprised of $79.0 million in borrowings, net of repayments, from our revolving credit facility, partially offset by $58.7 million of distributions paid to unitholders.  Cash flows used in financing activities totaled $40.6 million for the three months ended March 31, 2004, and were comprised of $57.1 million of distributions paid to unitholders, partially offset by $16.5 million in borrowings, net of repayments, from our revolving credit facility.

Centennial entered into credit facilities totaling $150.0 million and, as of March 31, 2005, $150.0 million was outstanding under those credit facilities.  The proceeds were used to fund construction and conversion costs of Centennial’s pipeline system.  TE Products and Marathon Ashland Petroleum LLC (“Marathon”) have each guaranteed one-half of Centennial’s debt, up to a maximum of $75.0 million each.

Universal Shelf

We have filed with the Securities and Exchange Commission a universal shelf registration statement that, subject to agreement on terms at the time of use and appropriate supplementation, allows us to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof.  At March 31, 2005, we had $2.0 billion available under this shelf registration, subject to customary marketing terms and conditions.

Credit Facilities and Interest Rate Swap Agreements

 On June 27, 2003, we entered into a $550.0 million revolving credit facility with a three year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”).  The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios.  On October 21, 2004, we amended our Revolving Credit Facility to (i) increase the facility size to $600.0 million, (ii) extend the term to October 21, 2009, (iii) remove certain restrictive covenants, (iv) increase the available amount for the issuance of letters of credit up to $100.0 million and (v) decrease the LIBOR rate spread charged at the time of each borrowing.  On February 23, 2005, we again amended our Revolving Credit Facility to remove the requirement that DEFS must at all times own, directly or indirectly, 100% of our General Partner, to allow for its acquisition by DFI.  At March 31, 2005, $432.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 3.4%.  At March 31, 2005, we were in compliance with the covenants of this credit agreement.

We have entered into interest rate swap agreements to hedge our exposure to cash flows and fair value changes.  These agreements are more fully described in Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following table summarizes our credit facilities as of March 31, 2005 (in millions):

	As of March 31, 2005
Description:	Outstanding Principal	Available Borrowing Capacity	Maturity Date
Revolving Credit Facility (1)	$432.0	$168.0	October 2009
6.45% Senior Notes (2)	180.0	—	January 2008
7.625% Senior Notes (2)	500.0	—	February 2012
6.125% Senior Notes (2)	200.0	—	February 2013
7.51% Senior Notes (2)	210.0	—	January 2028
Total	$1,522.0	$168.0

(1)          Our Revolving Credit Facility contains restrictive covenants that require us to maintain certain financial ratios.  Under the most restrictive financial covenant, approximately $81.5 million was available to be borrowed for working capital needs at March 31, 2005.  Certain of these restrictive covenants are adjusted in the event of an acquisition by us, which would permit additional borrowings under the facility.

(2)          Our TE Products subsidiary entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its 7.51% Senior Notes due 2028.  At March 31, 2005, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $0.5 million related to this interest rate swap agreement.  We also entered into interest rate swap agreements to hedge our exposure to changes in the fair value of our 7.625% Senior Notes due 2012.  At March 31, 2005, the 7.625% Senior Notes include a deferred gain, net of amortization, from previous interest rate swap terminations of $35.6 million.  At March 31, 2005, our 6.45% Senior Notes, our 7.625% Senior Notes and our 6.125% Senior Notes include $2.7 million of unamortized debt discounts.  The fair value adjustments, the deferred gain adjustment and the unamortized debt discounts are excluded from this table.

Distributions

We paid cash distributions of $58.7 million ($0.6625 per Unit) and $57.1 million ($0.65 per Unit) during each of the three months ended March 31, 2005 and 2004, respectively.  Additionally, we declared a cash distribution of $0.6625 per Unit for the quarter ended March 31, 2005. We will pay the distribution of $58.7 million on May 6, 2005, to unitholders of record on April 29, 2005.

General Partner Interest

As of March 31, 2005, and December 31, 2004, we had deficit balances of $35.9 million and $33.0 million, respectively, in our General Partner’s equity account. These negative balances do not represent assets to us and do not represent obligations of the General Partner to contribute cash or other property to us. The General Partner’s equity account generally consists of its cumulative share of our net income less cash distributions made to it plus capital contributions that it has made to us (see our Consolidated Statement of Partners’ Capital for a detail of the General Partner’s equity account).  For the three months ended March 31, 2005, the General Partner was allocated $14.0 million (representing 28.85%) of our net income and received $16.9 million in cash distributions.

Capital Accounts, as defined under our Partnership Agreement, are maintained for our General Partner and our limited partners.  The Capital Account provisions of our Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity accounts reflected under accounting principles generally accepted in the United States in our financial statements.  Under our Partnership Agreement, the General Partner is required to make additional capital contributions to us upon the issuance of any additional Units if necessary to maintain a Capital Account balance equal to 1.999999% of the total Capital Accounts of all partners.  At March 31, 2005, and December 31, 2004, the General Partner’s Capital Account balance substantially exceeded this requirement.

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

Cash distributions that we make during a period may exceed our net income for the period.  We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion.  Cash distributions in excess of net income allocations and capital contributions during the year ended December 31, 2004, and the three months ended March 31, 2005, resulted in deficits in the General Partner’s equity account at December 31, 2004, and March 31, 2005.  Future cash distributions that exceed net income will result in an increase in the deficit balance in the General Partner’s equity account.

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

Our debt repayment obligations consist of payments for principal and interest on (i) the TE Products $180.0 million 6.45% Senior Notes due January 15, 2008, (ii) outstanding principal amounts under the Revolving Credit Facility due in October 2009 ($432.0 million outstanding at March 31, 2005), (iii) our $500.0 million 7.625% Senior Notes due February 15, 2012, (iv) our $200.0 million 6.125% Senior Notes due February 1, 2013, and (v) the TE Products $210.0 million 7.51% Senior Notes due January 15, 2028.

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

During the three months ended March 31, 2004, TE Products contributed $1.0 million to Centennial to cover operating needs and capital expenditures.  No amounts were contributed to either Centennial or MB Storage during the three months ended March 31, 2005.  During 2005, TE Products may be required to contribute cash to Centennial to cover capital expenditures, acquisitions or other operating needs and to MB Storage to cover significant capital expenditures or additional acquisitions.

Off-Balance Sheet Arrangements

We do not rely on off-balance sheet borrowings to fund our acquisitions.  We have no off-balance sheet commitments for indebtedness other than the limited guaranty of Centennial debt and leases covering assets utilized in several areas of our operations.

Contractual Obligations

The following table summarizes our debt repayment obligations and material contractual commitments as of March 31, 2005 (in millions):

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Revolving Credit Facility	$432.0	$—	$—	$432.0	$—
6.45% Senior Notes due 2008 (1) (2)	180.0	—	180.0	—	—
7.625% Senior Notes due 2012 (2)	500.0	—	—	—	500.0
6.125% Senior Notes due 2013 (2)	200.0	—	—	—	200.0
7.51% Senior Notes due 2028 (1) (2)	210.0	—	—	—	210.0
Debt subtotal	1,522.0	—	180.0	432.0	910.0

Operating leases	77.7	18.6	30.0	12.0	17.1
Capital expenditure obligations (3)	3.8	3.8	—	—	—
Other liabilities and deferred credits (4)	4.7	—	2.5	0.5	1.7

Total	$1,608.2	$22.4	$212.5	$444.5	$928.8

(1)          Obligations of TE Products.

(2)          Our TE Products subsidiary entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its 7.51% Senior Notes due 2028.  At March 31, 2005, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $0.5 million related to this interest rate swap agreement.  We also entered into interest rate swap agreements to hedge our exposure to changes in the fair value of our 7.625% Senior Notes due 2012.  At March 31, 2005, the 7.625% Senior Notes include a deferred gain, net of amortization, from previous interest rate swap terminations of $35.6 million.  At March 31, 2005, our 6.45% Senior Notes, our 7.625% Senior Notes and our 6.125% Senior Notes include $2.7 million of unamortized debt discounts.  The fair value adjustments, the deferred gain adjustment and the unamortized debt discounts are excluded from this table.

(3)          Includes accruals for costs incurred but not yet paid relating to capital projects.

(4)          Excludes approximately $9.3 million of long-term deferred revenue payments, which are being transferred to income over the term of the respective revenue contracts.  The amount of commitment by year is our best estimate of projected payments of these long-term liabilities.

We expect to repay the long-term, senior unsecured obligations and bank debt through the issuance of additional long-term senior unsecured debt at the time the 2008, 2012, 2013 and 2028 debt matures, issuance of additional equity, with proceeds from dispositions of assets, cash flow from operations or any combination of the above items.

In addition to the items in the table above, we have entered into various operational commitments and agreements related to pipeline operations and to the marketing, transportation, terminaling and storage of crude oil.  The majority of contractual commitments for the purchase of crude oil that are made range in term from a thirty-day evergreen to three years.  A substantial portion of the contracts for the purchase of crude oil that extend beyond thirty days include cancellation provisions that allow us to cancel the contract with thirty days written notice.  During the three months ended March 31, 2005, crude oil purchases averaged approximately $457.5 million per month.

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

As of March 31, 2005, we had $81.5 million in available borrowing capacity under the Revolving Credit Facility, subject to compliance with prescribed financial covenants.  We expect that cash flows from operating activities will be adequate to fund cash distributions and capital additions necessary to sustain existing operations.  However, future expansionary capital projects and acquisitions will require funding through borrowings under our Revolving Credit Facility or proceeds from the sale of additional debt or equity offerings, or any combination thereof.

Our senior unsecured debt is rated BBB with negative implications by Standard and Poors (“S&P”) and Baa3 by Moody’s Investors Service (“Moody’s”).  S&P assigned this rating on February 24, 2005, following the announcement of the acquisition of the General Partner by DFI, which is not rated by S&P.  Moody’s rating is stable.  A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness.  Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change.  The senior unsecured debt of our subsidiary, TE Products, is also rated BBB with negative implications by S&P and Baa3 by Moody’s.  The Moody’s rating is stable.

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

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.  At March 31, 2005, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility.  Effective in March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

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

At March 31, 2005, we have an accrued liability of $4.2 million related to various TCTM and TE Products sites requiring environmental remediation activities.   We do not expect that the completion of remediation programs associated with TCTM and TE Products activities will have a future material adverse effect on our financial position, results of operations or cash flows.

On February 24, 2005, the General Partner was acquired from DEFS by DFI.  The General Partner owns a 2% general partner interest in us and is the general partner of the Partnership.  On March 11, 2005, the Bureau of Competition of the Federal Trade Commission (“FTC”) delivered written notice to DFI’s legal advisor that it was conducting a non-public investigation to determine whether DFI’s acquisition of the General Partner may substantially lessen competition.  The FTC has contacted the General Partner requesting data.  The General Partner intends to cooperate fully with any such investigations and inquiries requested by the FTC or any other regulatory authorities.

Recent Accounting Pronouncements

See discussion of new accounting pronouncements in Note 1.  Organization and Basis of Presentation - New Accounting Pronouncements in the accompanying consolidated financial statements.

Corporate Governance Guidelines

Effective March 22, 2005, the General Partner’s LLC Agreement was amended to delete a provision requiring that members of our General Partner’s board of directors must retire at the first meeting of the board of directors following attainment of the age of 70 years.  The agreement was amended to allow for the election of the new members of the board of directors, one of whom is over the age of 70.  As a result of the amendment, there is now no retirement age for the members of the General Partner’s board of directors.  Our Corporate Governance Guidelines, which were also amended to reflect this change, are available on our website at www.teppco.com.

On March 22, 2005, the members of the board of directors of the General Partner, Jim W. Mogg, Mark A. Borer, Michael J. Bradley, Milton Carroll, Derrill Cody, John P. DesBarres, William H. Easter III and Paul F. Ferguson, Jr., each of whom had been elected to the board of the General Partner by DEFS, resigned and new directors were elected.  The newly elected directors are Ralph S. Cunningham, Lee W. Marshall, Sr., Murray H. Hutchison and Michael B. Bracy.  Barry R. Pearl will continue to serve the General Partner as chief executive officer, president and a director.  The newly elected board is comprised of a majority of outside directors who are independent under the criteria of the New York Stock Exchange and the U.S. Securities and Exchange Commission.

Forward-Looking Statements

The matters discussed in this Report include “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934.  All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations and other factors, many of which are beyond our control.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations.  For additional discussion of such risks and uncertainties, see our Annual Report on Form 10-K for the year ended December 31, 2004, and other filings we have made with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to market risk through changes in crude oil commodity prices and interest rates.  We do not have foreign exchange risks.  Our Risk Management Committee has established policies to monitor and control these market risks.  The Risk Management Committee is comprised, in part, of senior executives of the Company.

We seek to maintain a position that is substantially balanced between crude oil purchases and sales and future delivery obligations.  On the majority of our crude oil derivative contracts, we take the normal purchase and normal sale exclusion in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.

Occasionally, customers require pricing terms which do not allow us to balance our position.  Additionally, certain pricing terms may expose us to movements in margin.  On a small portion of our crude oil marketing business, we enter into derivative contracts such as physical swaps and other business hedging devices for which we cannot take the normal purchase and normal sale exclusion and for which we do not elect hedge accounting.  The terms of these contracts are less than one year.  The purpose is to balance our position or lock in a margin and, as such, not expose us to any additional significant market risk.  We mark these transactions to market and the changes in the fair value are recognized in current earnings.  This could potentially result in some financial statement variability during quarterly periods; however, any unrealized gains and losses reflected in the financial statements related to marking these transactions to market will be offset by realized gains and losses in different quarterly periods when the related physical transactions are settled.

At March 31, 2005, we had $432.0 million outstanding under our variable interest rate revolving credit facility.  The interest rate is based, at our option, on either the lender’s base rate plus a spread or LIBOR plus a spread in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semiannually.  Utilizing the balances of our variable interest rate debt outstanding at March 31, 2005, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense would be $4.3 million.

At March 31, 2005, TE Products had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008 and $210.0 million principal amount of 7.51% Senior Notes due 2028 (collectively, the “TE Products Senior Notes”).  At March 31, 2005, the estimated fair value of the TE Products Senior Notes was approximately $409.4 million.  At March 31, 2005, we had outstanding $500.0 million principal amount of 7.625% Senior Notes due 2012 and $200.0 million principal amount of 6.125% Senior Notes due 2013.  At March 31, 2005, the estimated fair value of the $500.0 million 7.625% Senior Notes and the $200.0 million 6.125% Senior Notes was approximately $563.8 million and $208.0 million, respectively.

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

In October 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes.  Under the swap agreement, TE Products pays a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%.  During the three months ended March 31, 2005, and 2004, we recognized reductions in interest expense of $1.8 million and $2.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarter ended March 31, 2005, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a gain of approximately $0.5 million and $3.4 million at March 31, 2005, and December 31, 2004, respectively.  Utilizing the balance of the 7.51% TE Products Senior Notes outstanding at March 31, 2005, and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.1 million.

In July 2000, we entered into an interest rate swap agreement to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facility.  This interest rate swap matured in April 2004.  We designated this swap agreement, which hedged exposure to variability in expected future cash flows attributed to changes in interest rates, as a cash flow hedge. The swap agreement was based on a notional amount of $250.0 million.  Under the swap agreement, we paid a fixed rate of interest of 6.955% and received a floating rate based on a three-month U.S. Dollar LIBOR rate.  Because this swap was designated as a cash flow hedge, the changes in fair value, to the extent the swap was effective, were recognized in other comprehensive income until the hedged interest costs were recognized in earnings.  During the three months ended March 31, 2004, we recognized an increase in interest expense of $2.7 million related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.

During 2002, we entered into interest rate swap agreements, designated as fair value hedges, to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012.  The swap agreements had a combined notional amount of $500.0 million and matured in 2012 to match the principal and maturity of the Senior Notes.  Under the swap agreements, we paid a floating rate of interest based on a U.S. Dollar LIBOR rate, plus a spread, and received a fixed rate of interest of 7.625%.  These swap agreements were later terminated in 2002 resulting in gains of $44.9 million.  The gains realized from the swap terminations have been deferred as adjustments to the carrying value of the Senior Notes and are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the Senior Notes.  At March 31, 2005, the unamortized balance of the deferred gains was $35.6 million.  In the event of early extinguishment of the Senior Notes, any remaining unamortized gains would be recognized in the consolidated statement of income at the time of extinguishment.

Item 4.  Controls and Procedures

The principal executive officer and principal financial officer of our General Partner, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Control over Financial Reporting

Through February 23, 2005, our General Partner was an indirect subsidiary of Duke Energy, and Duke Energy’s Audit Services Department provided our internal audit functions.  On February 24, 2005, the General Partner was acquired by DFI, an affiliate of EPCO.  Our General Partner, using its own personnel and third party providers, will provide us with internal audit services.  The General Partner expects the transition of internal audit functions to be completed in the second quarter of 2005.  This change is not expected to adversely affect our internal audit process or our internal control over financial reporting.

There has been no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As a result, no corrective actions were required or undertaken.

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

10.1*	Supplemental Agreement to Employment Agreement between the Company and Barry R. Pearl dated as of February 23, 2005.
10.2*	Supplemental Agreement to Employment and Non-Compete Agreement between the Company and J. Michael Cockrell dated as of February 23, 2005.
10.3*	Supplemental Form Agreement to Form of Employment Agreement between the Company and John N. Goodpasture, Stephen W. Russell, C. Bruce Shaffer and Barbara A. Carroll dated as of February 23, 2005.
10.4*	Supplemental Form Agreement to Form of Employment and Agreement between the Company and Thomas R. Harper, Charles H. Leonard, James C. Ruth and Leonard W. Mallett dated as of February 23, 2005.
12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: April 27, 2005