Form 10-Q
period 2005-06-30
TEPPCO PARTNERS LP
filed 2005-08-02
CIK 857644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Limited Partner Units outstanding as of August 1, 2005:   69,963,554

TEPPCO PARTNERS, L.P.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income for the three months and six months ended June 30, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)

Consolidated Statement of Partners’ Capital for the six months ended June 30, 2005 (unaudited)

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

Signatures

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEPPCO PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,494	$16,422
Accounts receivable, trade (net of allowance for doubtful accounts of $182 and $112)	686,677	553,628
Accounts receivable, related parties	4,440	12,921
Inventories	98,487	19,521
Other	57,504	42,138
Total current assets	848,602	644,630
Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $442,282 and $407,670)	1,789,866	1,703,702
Equity investments	373,047	373,652
Intangible assets	393,271	407,358
Goodwill	16,944	16,944
Other assets	58,746	51,419
Total assets	$3,480,476	$3,197,705

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$685,563	$564,464
Accounts payable, related parties	6,458	25,730
Accrued interest	32,506	32,292
Other accrued taxes	13,407	13,309
Other	48,641	46,593
Total current liabilities	786,575	682,388
Senior Notes	1,129,394	1,127,226
Other long-term debt	278,000	353,000
Other liabilities and deferred credits	12,729	13,643
Commitments and contingencies
Partners’ capital:
General partner’s interest	(40,272)	(33,006)
Limited partners’ interests	1,314,050	1,054,454
Total partners’ capital	1,273,778	1,021,448
Total liabilities and partners’ capital	$3,480,476	$3,197,705

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating revenues:
Sales of petroleum products	$1,963,617	$1,232,807	$3,350,826	$2,414,920
Transportation – Refined products	37,834	38,937	72,799	69,908
Transportation – LPGs	14,470	13,721	46,701	42,501
Transportation – Crude oil	9,042	9,213	18,214	18,876
Transportation – NGLs	11,387	10,578	21,606	20,592
Gathering – Natural gas	36,956	34,427	73,516	68,929
Other	17,074	14,881	33,323	36,899
Total operating revenues	2,090,380	1,354,564	3,616,985	2,672,625

Costs and expenses:
Purchases of petroleum products	1,943,696	1,217,312	3,316,156	2,384,653
Operating, general and administrative	49,979	52,640	99,997	104,443
Operating fuel and power	11,546	11,035	22,616	22,995
Depreciation and amortization	26,292	26,411	52,055	54,231
Taxes – other than income taxes	4,272	4,831	9,708	10,125
Gains on sales of assets	(68)	(66)	(566)	(124)
Total costs and expenses	2,035,717	1,312,163	3,499,966	2,576,323

Operating income	54,663	42,401	117,019	96,302

Interest expense – net	(21,627)	(16,464)	(40,914)	(36,059)
Equity earnings	9,062	11,582	14,308	17,233
Other income – net	135	240	401	716

Net income	$42,233	$37,759	$90,814	$78,192

Net Income Allocation:
Limited Partner Unitholders	$29,671	$26,867	$64,237	$55,636
General Partner	12,562	10,892	26,577	22,556
Total net income allocated	$42,233	$37,759	$90,814	$78,192

Basic and diluted net income per Limited Partner Unit	$0.45	$0.43	$0.99	$0.88

Weighted average Limited Partner Units outstanding	66,559	62,999	64,789	62,999

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$90,814	$78,192
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,055	54,231
Earnings in equity investments, net of distributions	4,739	3,617
Gains on sales of assets	(566)	(124)
Non-cash portion of interest expense	810	(219)
Increase in accounts receivable	(133,049)	(93,044)
Increase in inventories	(70,587)	(213)
(Increase) decrease in other current assets	(15,265)	3,244
Increase in accounts payable and accrued expenses	120,182	93,583
Other	(24,533)	(7,219)
Net cash provided by operating activities	24,600	132,048

Cash flows from investing activities:
Proceeds from the sales of assets	510	141
Purchase of assets	(42,482)	(2,962)
Investment in Centennial Pipeline LLC	—	(1,500)
Investment in Mont Belvieu Storage Partners, L.P.	(1,109)	(17,211)
Capital expenditures	(82,963)	(60,390)
Net cash used in investing activities	(126,044)	(81,922)

Cash flows from financing activities:
Proceeds from revolving credit facility	299,307	149,800
Repayments on revolving credit facility	(374,307)	(99,800)
Issuance of Limited Partner Units, net	278,832	—
Distributions paid	(117,316)	(115,741)
Net cash provided by (used in) financing activities	86,516	(65,741)

Net decrease in cash and cash equivalents	(14,928)	(15,615)

Cash and cash equivalents at beginning of period	16,422	29,469
Cash and cash equivalents at end of period	$1,494	$13,854

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$41,067	$41,208

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

(in thousands, except Unit amounts)

	Outstanding
	Limited	General	Limited
	Partner	Partner’s	Partners’
	Units	Interest	Interests	Total

Partners’ capital at December 31, 2004	62,998,554	$(33,006)	$1,054,454	$1,021,448
Issuance of Limited Partner Units, net	6,965,000	—	278,832	278,832
Net income allocation	—	26,577	64,237	90,814
Cash distributions	—	(33,843)	(83,473)	(117,316)

Partners’ capital at June 30, 2005	69,963,554	$(40,272)	$1,314,050	$1,273,778

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

EPCO performs all management and operating functions required for us, except for some administrative services for certain of the TEPPCO Midstream assets that are currently performed by DEFS on our behalf.  We reimburse EPCO for all reasonable direct and indirect expenses that have been incurred in managing us.  Under a transition services agreement entered into as part of the sale of the General Partner, DEFS will continue to provide some administrative services for certain of the TEPPCO Midstream assets for us for a period of time until we assume these services on our own.  In connection with us assuming the operations of these TEPPCO Midstream assets from DEFS, certain DEFS employees became employees of EPCO effective June 1, 2005.  As part of the transition services agreement, Duke Energy will continue to provide some administrative support services to us until we or EPCO assume those activities.

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

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of June 30, 2005, and the results of our operations and cash flows for the periods presented.  The results of operations for the three months and six months ended June 30, 2005, are not necessarily indicative of results of our operations for the full year 2005.  You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2004.  We have reclassified certain amounts from prior periods to conform to the current presentation.

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

Net Income Per Unit

Basic net income per Limited Partner Unit (“Unit” or “Units”) is computed by dividing our net income, after deduction of the General Partner’s interest, by the weighted average number of Units outstanding (a total of 66.6 million and 64.8 million Units for the three months and six months ended June 30, 2005, respectively, and 63.0 million Units for the three months and six months ended June 30, 2004).  The General Partner’s percentage interest in our net income is based on its percentage of cash distributions from Available Cash for each period (see Note 8. Partners’ Capital and Distributions).  The General Partner was allocated $12.6 million (representing 29.74%) and $10.9 million (representing 28.85%) of our net income for the three months ended June 30, 2005 and 2004, respectively, and $26.6 million (representing 29.27%) and $22.6 million (representing 28.85%) of our net income for the six months ended June 30, 2005 and 2004, respectively.  The General Partner’s percentage interest in our net income increases as cash distributions paid per Unit increase, in accordance with our limited partnership agreement.

Diluted net income per Unit equaled basic net income per Unit for each of the three-month and six-month periods ended June 30, 2005 and 2004, as there were no dilutive instruments outstanding.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards are to be re-measured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) is effective for public companies as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005.  As such, we will adopt SFAS 123(R) in the first quarter of 2006.  Companies are permitted to adopt SFAS 123(R) prior to the extended date.  All public companies that adopted the fair-value-based method of accounting must use the modified prospective transition method and may elect to use the modified retrospective transition method.  We do not believe that the adoption of SFAS 123(R) will have a material effect on our financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations, to clarify whether a component of an enterprise that is either disposed of or classified as held for sale qualifies for income statement presentation as discontinued

operations.  The FASB ratified the consensus on November 30, 2004.  The consensus is to be applied prospectively with regard to a component of an enterprise that is either disposed of or classified as held for sale in reporting periods beginning after December 15, 2004.  The consensus may be applied retrospectively for previously reported operating results related to disposal transactions initiated within an enterprise’s reporting period that included the date that this consensus was ratified. The adoption of EITF 03-13 did not have an effect on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”).  FIN 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity.  Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset.  SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of reporting periods ending after December 15, 2005.  As such, we will adopt FIN 47 in the fourth quarter of 2005.  Retrospective application for interim financial information is permitted but is not required.  Early adoption of FIN 47 is encouraged.  We do not believe that the adoption of FIN 47 will have a material effect on our financial position, results of operations or cash flows.

In June 2005, the EITF reached consensus in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, to provide guidance on how general partners in a limited partnership should determine whether they control a limited partnership and therefore should consolidate it.  The EITF agreed that the presumption of general partner control would be overcome only when the limited partners have either of two types of rights. The first type, referred to as kick-out rights, is the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause.  The second type, referred to as participating rights, is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of FASB ratification (June 29, 2005).  The guidance in this EITF is effective for existing partnerships no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  We are currently evaluating what impact this EITF will have on our financial statements, but at this time, we do not believe that the adoption of this EITF will have a material effect on our financial position, results of operations or cash flows.

NOTE 2.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired and is presented on the consolidated balance sheets net of accumulated amortization.  We account for goodwill under SFAS No. 142,

Goodwill and Other Intangible Assets, which was issued by the FASB in July 2001.  SFAS 142 prohibits amortization of goodwill and intangible assets with indefinite useful lives, but instead requires testing for impairment at least annually.  We test goodwill and intangible assets for impairment annually at December 31.

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

At June 30, 2005, and December 31, 2004, we have $16.9 million of unamortized goodwill and $25.5 million of excess investment in our equity investment in Seaway Crude Pipeline Company (equity method goodwill).  The excess investment is included in our equity investments account at June 30, 2005.  The following table presents the carrying amount of goodwill and equity method goodwill at June 30, 2005, and December 31, 2004, by business segment (in thousands):

	Downstream Segment	Midstream Segment	Upstream Segment	Segments Total

Goodwill	$—	$2,777	$14,167	$16,944
Equity method goodwill	—	—	25,502	25,502

Other Intangible Assets

The following table reflects the components of intangible assets being amortized at June 30, 2005, and December 31, 2004 (in thousands):

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets being amortized:
Gathering and transportation agreements	$464,337	$(103,856)	$464,337	$(91,262)
Fractionation agreement	38,000	(13,775)	38,000	(12,825)
Other	11,520	(2,955)	12,262	(3,154)
Total	$513,857	$(120,586)	$514,599	$(107,241)

SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives.  If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life.  At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required.  Amortization expense on intangible assets was $7.0 million and $8.3 million for the three months ended June 30, 2005 and 2004, respectively, and $14.1 million and $16.5 million for the six months ended June 30, 2005 and 2004, respectively.

The value assigned to our intangible assets for natural gas gathering contracts is amortized on a unit-of-production basis, based upon the actual throughput of the system over the expected total throughput for the lives of the contracts.  We update throughput estimates and evaluate the remaining expected useful lives of the contract assets on a quarterly basis based on the best available information.  During the fourth quarter of 2004 and the first and second quarters of 2005, certain limited production forecasts were obtained from some of the producers on the

Jonah Gas Gathering Company (“Jonah”) system related to future expansions of the system, and as a result, we increased our best estimate of future throughput on the Jonah system.  Revisions to these estimates may occur as additional production information is made available to us.

The amortization of the contracts related to the Val Verde Gas Gathering Company (“Val Verde”) assets is also amortized on a unit-of-production basis.  During the fourth quarter of 2004, certain limited production forecasts were obtained from some of the producers on the Val Verde system, and as a result, we increased our best estimate of future throughput on the Val Verde system.  Revisions to these estimates may occur as additional production information is made available to us.

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

At June 30, 2005, we have $33.4 million of excess investment in our equity investment in Centennial Pipeline LLC, which was created upon formation of the company.  The excess investment is included in our equity investments account at June 30, 2005.  This excess investment is accounted for as an intangible asset with an indefinite life.  We assess the intangible asset for impairment on an annual basis.

The following table sets forth the estimated amortization expense of intangible assets for the years ending December 31 (in thousands):

2005	$28,417
2006	31,327
2007	33,066
2008	33,148
2009	31,115

NOTE 3. INTEREST RATE SWAPS

In July 2000, we entered into an interest rate swap agreement to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facility.  This interest rate swap matured in April 2004.  We designated this swap agreement, which hedged exposure to variability in expected future cash flows attributed to changes in interest rates, as a cash flow hedge.  The swap agreement was based on a notional amount of $250.0 million.  Under the swap agreement, we paid a fixed rate of interest of 6.955% and received a floating rate based on a three-month U.S. Dollar LIBOR rate.  Because this swap was designated as a cash flow hedge, the changes in fair value, to the extent the swap was effective, were recognized in other comprehensive income until the hedged interest costs were recognized in earnings.  From January 2004 through April 2004, we recognized an increase in interest expense of $2.9 million related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.

In October 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028.  We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes.  Under the swap agreement, TE Products pays a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receives a fixed rate of interest of

7.51%.  During the six months ended June 30, 2005 and 2004, we recognized reductions in interest expense of $3.3 million and $5.1 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarter ended June 30, 2005, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a gain of approximately $7.4 million and $3.4 million at June 30, 2005, and December 31, 2004, respectively.

During 2002, we entered into interest rate swap agreements, designated as fair value hedges, to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012.  The swap agreements had a combined notional amount of $500.0 million and matured in 2012 to match the principal and maturity of the Senior Notes.  Under the swap agreements, we paid a floating rate of interest based on a U.S. Dollar LIBOR rate, plus a spread, and received a fixed rate of interest of 7.625%.  These swap agreements were later terminated in 2002 resulting in gains of $44.9 million.  The gains realized from the swap terminations have been deferred as adjustments to the carrying value of the Senior Notes and are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the Senior Notes.  At June 30, 2005, the unamortized balance of the deferred gains was $34.6 million.  In the event of early extinguishment of the Senior Notes, any remaining unamortized gains would be recognized in the consolidated statement of income at the time of extinguishment.

During May 2005, we executed a treasury rate lock agreement with a notional amount of $200.0 million to hedge our exposure to increases in the treasury rate that was to be used to establish the fixed interest rate for a debt offering that was proposed to occur in the second quarter of 2005.  During June 2005, the proposed debt offering was cancelled, and the treasury lock was terminated with a realized loss of $2.0 million.  The realized loss was recorded as a component of interest expense in the consolidated statements of income in June 2005.

NOTE 4.  ACQUISITIONS

Mexia Pipeline

On March 31, 2005, we purchased crude oil pipeline assets for $7.1 million from BP Pipelines (North America) Inc. (“BP”).  The assets include approximately 158 miles of pipeline which extend from Mexia, Texas, to the Houston, Texas, area and two stations in south Houston with connections to a BP pipeline that originates in south Houston.  We funded the purchase through borrowings under our revolving credit facility.  We allocated the purchase price to property, plant and equipment, and we accounted for the acquisition of these assets under the purchase method of accounting.  We will integrate these assets into our South Texas pipeline system, included in our Upstream Segment, which will allow us to realize synergies within our existing asset base and will provide future growth opportunities.

Storage and Terminaling Assets

On April 1, 2005, we purchased crude oil storage and terminaling assets in Cushing, Oklahoma, from Koch Supply & Trading, L.P. for $35.4 million.  The assets consist of eight storage tanks with 945,000 barrels of storage capacity, receipt and delivery manifolds, interconnections to several pipelines, crude oil inventory and approximately 70 acres of land.  We funded the purchase through borrowings under our revolving credit facility.  We allocated the purchase price to property, plant and equipment and inventory, and we accounted for the acquisition of these assets under the purchase method of accounting.  The storage and terminaling assets will complement our existing infrastructure in Cushing and strengthen our gathering and marketing business in our Upstream Segment.

NOTE 5.  INVENTORIES

Inventories are valued at the lower of cost (based on weighted average cost method) or market.  The costs of inventories did not exceed market values at June 30, 2005, and December 31, 2004.  The major components of inventories were as follows (in thousands):

	June 30, 2005	December 31, 2004
Crude oil (1)	$80,971	$3,690
Refined products	1,440	5,665
LPGs	5,048	—
Lubrication oils and specialty chemicals	4,603	4,002
Materials and supplies	6,237	6,135
Other	188	29
Total	$98,487	$19,521

(1) At June 30, 2005, substantially all of our crude oil inventory was subject to forward sales contracts.

NOTE 6.  EQUITY INVESTMENTS

Through one of our indirect wholly owned subsidiaries, we own a 50% ownership interest in Seaway Crude Pipeline Company (“Seaway”).  The remaining 50% interest is owned by ConocoPhillips.  Seaway owns a pipeline that carries mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing, Oklahoma, and from a marine terminal at Texas City, Texas, to refineries in the Texas City and Houston, Texas, areas.  The Seaway Crude Pipeline Company Partnership Agreement provides for varying participation ratios throughout the life of the Seaway partnership.  From June 2002 through May 2006, we receive 60% of revenue and expense of Seaway.  Thereafter, we will receive 40% of revenue and expense of Seaway.  During the six months ended June 30, 2005 and 2004, we received distributions from Seaway of $11.7 million and $15.9 million, respectively.

TE Products owns a 50% ownership interest in Centennial Pipeline Company LLC (“Centennial”), and Marathon Ashland Petroleum LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois.  During the six months ended June 30, 2005, TE Products has not invested any additional funds in Centennial. During the six months ended June 30, 2004, TE Products invested an additional $1.5 million in Centennial, which is included in the equity investment balance at June 30, 2005.  TE Products has not received any distributions from Centennial since its formation.

On January 1, 2003, TE Products and Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) formed Mont Belvieu Storage Partners, L.P. (“MB Storage”).  TE Products and Louis Dreyfus each own a 50% ownership interest in MB Storage.  MB Storage owns storage capacity at the Mont Belvieu fractionation and storage complex and a short haul transportation shuttle system that ties Mont Belvieu, Texas, to the upper Texas Gulf Coast energy marketplace.  MB Storage is a service-oriented, fee-based venture serving the fractionation, refining and petrochemical industries with transportation, terminaling and storage.  MB Storage has no commodity trading activity.  TE Products operates the facilities for MB Storage.

For the year ended December 31, 2005, TE Products will receive the first $1.7 million per quarter (or $6.78 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the operating agreement.  For the year ended December 31, 2004, TE Products received the first $1.8 million per quarter (or $7.15 million on an annual basis) of MB Storage’s income before depreciation expense.  TE Products’ share of MB Storage’s earnings is adjusted annually by the partners of MB Storage.  Any amount of MB Storage’s annual income before depreciation expense in excess of $6.78 million for 2005 and $7.15 million for 2004 is allocated evenly between TE Products and Louis Dreyfus.  Depreciation expense on assets each party originally contributed to MB Storage is allocated between TE Products and Louis Dreyfus based on the net book value of the assets contributed.  Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation is allocated evenly between TE Products and Louis Dreyfus. For the six months ended June 30, 2005 and 2004, TE Products’ sharing ratio in the earnings of MB Storage was approximately 62.6% and 70.2%, respectively.  During the six months ended June 30, 2005, TE Products received distributions of $7.3 million from MB Storage and contributed $1.1 million to MB Storage.  During the six months ended June 30, 2004, TE Products received distributions of $5.0 million from MB Storage and contributed $17.2 million to MB Storage, of which $16.5 million was used to acquire storage assets in April 2004.

We use the equity method of accounting to account for our investments in Seaway, Centennial and MB Storage.  Summarized combined financial information for Seaway, Centennial and MB Storage for the six months ended June 30, 2005 and 2004, is presented below (in thousands):

	Six Months Ended June 30,
	2005	2004
Revenues	$81,046	$79,890
Net income	28,191	33,524

Summarized combined balance sheet information for Seaway, Centennial and MB Storage as of June 30, 2005, and December 31, 2004, is presented below (in thousands):

	June 30, 2005	December 31, 2004
Current assets	$68,180	$59,314
Noncurrent assets	625,532	633,222
Current liabilities	40,483	41,209
Long-term debt	140,000	140,000
Noncurrent liabilities	22,330	20,440
Partners’ capital	490,899	490,887

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

The TE Products Senior Notes do not have sinking fund requirements.  Interest on the TE Products Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year.  The TE Products Senior Notes are unsecured obligations of TE Products and rank pari passu with all other unsecured and unsubordinated indebtedness of TE Products.  The indenture governing the TE Products Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit our ability to incur additional indebtedness.  As of June 30, 2005, TE Products was in compliance with the covenants of the TE Products Senior Notes.

On February 20, 2002, we completed the issuance of $500.0 million principal amount of 7.625% Senior Notes due 2012.  The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the term of the notes.  The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points.  The indenture governing our 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit our ability to incur additional indebtedness.  As of June 30, 2005, we were in compliance with the covenants of these Senior Notes.

On January 30, 2003, we completed the issuance of $200.0 million principal amount of 6.125% Senior Notes due 2013.  The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their face value over the term of the notes.  The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points.  The indenture governing our 6.125% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indenture does not limit our ability to incur additional indebtedness.  As of June 30, 2005, we were in compliance with the covenants of these Senior Notes.

The following table summarizes the estimated fair values of the Senior Notes as of June 30, 2005, and December 31, 2004 (in millions):

	Face Value	June 30, 2005	December 31, 2004

6.45% TE Products Senior Notes, due January 2008	$180.0	$188.5	$187.1
7.625% Senior Notes, due February 2012	500.0	570.4	569.6
6.125% Senior Notes, due February 2013	200.0	212.0	210.2
7.51% TE Products Senior Notes, due January 2028	210.0	224.1	225.6

We have entered into interest rate swap agreements to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above (see Note 3.  Interest Rate Swaps).

Other Long Term Debt and Credit Facilities

On June 27, 2003, we entered into a $550.0 million revolving credit facility with a three-year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”).  The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios.  On October 21, 2004, we amended our Revolving Credit Facility to (i) increase the facility size to $600.0 million, (ii) extend the term to October 21, 2009, (iii) remove certain restrictive covenants, (iv) increase the available amount for the issuance of letters of credit up to $100.0 million and (v) decrease the LIBOR rate spread charged at the time of each borrowing.  On February 23, 2005, we again amended our Revolving Credit Facility to remove the requirement that DEFS must at all times own, directly or indirectly, 100% of our General Partner, to allow for its acquisition by DFI (see Note 1. Organization and Basis of Presentation).  During the second quarter of 2005, we used a portion of the proceeds from equity offerings in May 2005 and June 2005 to repay a portion of the Revolving Credit Facility (see Note 8.  Partners’ Capital and Distributions).  At June 30, 2005, $278.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 4.3%.  At June 30, 2005, we were in compliance with the covenants of this credit agreement.

The following table summarizes the principal amounts outstanding under all of our credit facilities as of June 30, 2005, and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004

Credit Facilities:
Revolving Credit Facility, due October 2009	$278,000	$353,000
6.45% TE Products Senior Notes, due January 2008	179,922	179,906
7.625% Senior Notes, due February 2012	498,548	498,438
6.125% Senior Notes, due February 2013	198,916	198,845
7.51% TE Products Senior Notes, due January 2028	210,000	210,000
Total borrowings	1,365,386	1,440,189
Adjustment to carrying value associated with hedges of fair value	42,008	40,037

Total Credit Facilities	$1,407,394	$1,480,226

NOTE 8.  PARTNERS’ CAPITAL AND DISTRIBUTIONS

Equity Offering

On May 5, 2005, we sold in an underwritten public offering 6.1 million Units at $41.75 per Unit.  The proceeds from the offering, net of underwriting discount, totaled approximately $244.5 million.  On June 8, 2005, 865,000 Units were sold upon exercise of the underwriters’ over-allotment option granted in connection with the offering on May 5, 2005.  Proceeds from the over-allotment sale, net of underwriting discount, totaled $34.7 million.  The proceeds were used to reduce indebtedness under our Revolving Credit Facility, to fund revenue generating and system upgrade capital expenditures and for general partnership purposes.

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

The following table reflects the allocation of total distributions paid during the six months ended June 30, 2005 and 2004 (in thousands, except per Unit amounts):

	Six Months Ended June 30,
	2005	2004
Limited Partner Units	$83,473	$82,686
General Partner Ownership Interest	1,703	1,687
General Partner Incentive	32,140	31,368
Total Cash Distributions Paid	$117,316	$115,741
Total Cash Distributions Paid Per Unit	$1.325	$1.3125

On August 5, 2005, we will pay a cash distribution of $0.675 per Unit for the quarter ended June 30, 2005.  The second quarter 2005 cash distribution will total $66.9 million.

General Partner’s Interest

As of June 30, 2005, and December 31, 2004, we had deficit balances of $40.3 million and $33.0 million, respectively, in our General Partner’s equity account.  These negative balances do not represent assets to us and do not represent obligations of the General Partner to contribute cash or other property to us.  The General Partner’s equity account generally consists of its cumulative share of our net income less cash distributions made to it plus capital contributions that it has made to us (see our Consolidated Statement of Partners’ Capital for a detail of the General Partner’s equity account).  For the six months ended June 30, 2005, the General Partner was allocated $26.6 million (representing 29.27%) of our net income and received $33.8 million in cash distributions.

Capital Accounts, as defined under our Partnership Agreement, are maintained for our General Partner and our limited partners.  The Capital Account provisions of our Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity accounts reflected under accounting principles generally accepted in the United States in our financial statements.  Under our Partnership Agreement, the General Partner is required to make additional capital contributions to us upon the issuance of any additional Units if necessary to maintain a Capital Account balance equal to 1.999999% of the total Capital Accounts of all partners.  At June 30, 2005, and December 31, 2004, the General Partner’s Capital Account balance substantially exceeded this requirement.

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

Cash distributions that we make during a period may exceed our net income for the period.  We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion.  Cash distributions in excess of net income allocations and capital contributions during the year ended December 31, 2004, and the six months ended June 30, 2005, resulted in deficits in the General Partner’s equity account at December 31, 2004, and June 30, 2005.  Future cash distributions that exceed net income will result in an increase in the deficit balance in the General Partner’s equity account.

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

NOTE 9. EMPLOYEE BENEFIT PLANS

Retirement Plans

The TEPPCO Retirement Cash Balance Plan (“TEPPCO RCBP”) is a non-contributory, trustee-administered pension plan.  In addition, the TEPPCO Supplemental Benefit Plan (“TEPPCO SBP”) is a non-contributory, nonqualified, defined benefit retirement plan, in which certain executive officers participate.  The TEPPCO SBP was established to restore benefit reductions caused by the maximum benefit limitations that apply to qualified plans.  The benefit formula for all eligible employees is a cash balance formula.  Under a cash balance formula, a plan participant accumulates a retirement benefit based upon pay credits and current interest credits.  The pay credits are based on a participant’s salary, age and service.  We use a December 31 measurement date for these plans.

On May 27, 2005, the TEPPCO RCBP and the TEPPCO SBP were amended.  Effective May 31, 2005, participation in the TEPPCO RCBP was frozen and no new participants were eligible to be covered by the plan after that date.  Effective December 31, 2005, all plan benefits accrued will be frozen and participants will not receive additional pay credits after that date.  In addition, all plan participants will be 100% vested regardless of their years of service.  Effective January 1, 2006, the TEPPCO RCBP plan will be terminated and plan participants will receive lump sum benefit payments in 2006.  Participants in the TEPPCO SBP will receive pay credits through November 30, 2005, and will receive lump sum benefit payments in December 2005.  Both lump sum benefit payments are discussed below.

In June 2005, we recorded a curtailment charge of $0.1 million in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, as a result of the TEPPCO RCBP and TEPPCO SBP amendments.  As of May 31, 2005, the following assumptions were changed for purposes of determining the net periodic benefit costs for the remainder of 2005: the discount rate, the long-term rate of return on plan assets, and the assumed mortality table.  The discount rate was decreased from 5.75% to 5.00% to reflect rates of returns on bonds currently available to settle the liability.  The expected long-term rate of return on plan assets was changed from 8% to 2% due to the movement of plan funds from equity investments into short-term money market funds.  The mortality table was changed to reflect overall improvements in mortality experienced by the general population.  The curtailment charge arose due to the accelerated recognition of the unrecognized prior service costs.  We expect to record additional settlement charges of approximately $0.2 million in the fourth quarter of 2005 relating to the TEPPCO SBP and approximately $3.2 million in 2006 relating to the TEPPCO RCBP for any existing unrecognized losses upon the plan termination and final distribution of the assets to the plan participants.

The components of net pension benefits costs for the TEPPCO RCBP and the TEPPCO SBP for the three months and six months ended June 30, 2005 and 2004, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost benefit earned during the period	$1,069	$913	$2,099	$1,826
Interest cost on projected benefit obligation	234	180	468	360
Expected return on plan assets	(223)	(220)	(520)	(440)
Amortization of prior service cost	1	2	3	4
Recognized net actuarial loss	30	14	56	28
SFAS 88 curtailment charge	50	—	50	—
Net pension benefits costs	$1,161	$889	$2,156	$1,778

Other Postretirement Benefits

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

In May 2005, benefits provided to employees under the TEPPCO OPB were changed.  Employees eligible for these benefits will receive them through December 31, 2005, however, effective January 1, 2006, these benefits will be terminated.  In June 2005, as a result of this change in benefits and in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, we recorded a curtailment credit of approximately $2.6 million in our accumulated postretirement obligation, partially offset by a curtailment charge of approximately $1.0 million related to the accelerated recognition of the unrecognized prior service costs.  The net effect of these curtailment adjustments was to reduce our accumulated postretirement obligation to the total of the expected remaining 2005 payments under the TEPPCO OPB.

The components of net postretirement benefits cost for the TEPPCO OPB for the three and six months ended June 30, 2005 and 2004, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost benefit earned during the period	$32	$41	$81	$82
Interest cost on accumulated postretirement benefit obligation	28	38	69	76
Amortization of prior service cost	21	32	53	64
Recognized net actuarial loss	2	—	4	—
SFAS 106 curtailment credit	(1,676)	—	(1,676)	—
Net postretirement benefits costs	$(1,593)	$111	$(1,469)	$222

Effective June 1, 2005, the payroll functions performed by DEFS for our General Partner were transferred from DEFS to EPCO.  For those employees who were receiving certain other postretirement benefits at the time of the acquisition of our General Partner by DFI, DEFS will continue to provide these benefits to those employees.  Effective June 1, 2005, EPCO began providing certain other postretirement benefits to those employees who became eligible for the benefits after June 1, 2005, and will charge those benefit related costs to us.  As a result of these changes, we recorded a $1.2 million reduction in our other postretirement obligation in June 2005.

Estimated Future Benefit Contributions

We expect to contribute approximately $1.1 million to our retirement plans and other postretirement benefit plans in 2005.

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

The table below includes financial information by reporting segment for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30, 2005
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated

Sales of petroleum products	$—	$1,961,302	$2,315	$1,963,617	$—	$1,963,617
Operating revenues	63,438	11,698	52,336	127,472	(709)	126,763
Purchases of petroleum products	—	1,942,599	1,806	1,944,405	(709)	1,943,696
Operating expenses, including power	38,680	15,214	11,903	65,797	—	65,797
Depreciation and amortization expense	9,801	3,651	12,840	26,292	—	26,292
Gains on sales of assets	(15)	(53)	—	(68)	—	(68)
Operating income	14,972	11,589	28,102	54,663	—	54,663
Equity earnings	892	8,170	—	9,062	—	9,062
Other income, net	121	(46)	60	135	—	135
Earnings before interest	$15,985	$19,713	$28,162	$63,860	$—	$63,860

	Three Months Ended June 30, 2004
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated

Sales of petroleum products	$—	$1,231,019	$1,788	$1,232,807	$—	$1,232,807
Operating revenues	62,364	11,841	48,216	122,421	(664)	121,757
Purchases of petroleum products	—	1,216,307	1,669	1,217,976	(664)	1,217,312
Operating expenses, including power	38,551	15,050	14,905	68,506	—	68,506
Depreciation and amortization expense	9,211	3,045	14,155	26,411	—	26,411
Gains on sales of assets	(17)	(49)	—	(66)	—	(66)
Operating income	14,619	8,507	19,275	42,401	—	42,401
Equity earnings (losses)	(509)	12,091	—	11,582	—	11,582
Other income, net	173	51	16	240	—	240
Earnings before interest	$14,283	$20,649	$19,291	$54,223	$—	$54,223

	Six Months Ended June 30, 2005
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated

Sales of petroleum products	$—	$3,346,369	$4,457	$3,350,826	$—	$3,350,826
Operating revenues	141,605	23,411	103,192	268,208	(2,049)	266,159
Purchases of petroleum products	—	3,315,029	3,176	3,318,205	(2,049)	3,316,156
Operating expenses, including power	75,866	30,659	25,796	132,321	—	132,321
Depreciation and amortization expense	19,362	7,152	25,541	52,055	—	52,055
Gains on sales of assets	(107)	(52)	(407)	(566)	—	(566)
Operating income	46,484	16,992	53,543	117,019	—	117,019
Equity earnings	50	14,258	—	14,308	—	14,308
Other income, net	270	29	102	401	—	401
Earnings before interest	$46,804	$31,279	$53,645	$131,728	$—	$131,728

	Six Months Ended June 30, 2004
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated

Sales of petroleum products	$—	$2,411,786	$3,134	$2,414,920	$—	$2,414,920
Operating revenues	137,173	25,564	97,033	259,770	(2,065)	257,705
Purchases of petroleum products	—	2,383,732	2,986	2,386,718	(2,065)	2,384,653
Operating expenses, including power	78,601	29,076	29,886	137,563	—	137,563
Depreciation and amortization expense	18,288	6,113	29,830	54,231	—	54,231
Gains on sales of assets	(17)	(107)	—	(124)	—	(124)
Operating income	40,301	18,536	37,465	96,302	—	96,302
Equity earnings (losses)	(1,747)	18,980	—	17,233	—	17,233
Other income, net	445	197	74	716	—	716
Earnings before interest	$38,999	$37,713	$37,539	$114,251	$—	$114,251

The following table shows total assets and capital expenditures for each segment as of and for the periods ended June 30, 2005, and December 31, 2004 (in thousands):

	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated

June 30, 2005:
Total assets	$971,980	$1,321,018	$1,213,233	$3,506,231	$(25,755)	$3,480,476
Capital expenditures	27,322	19,746	35,383	82,451	512	82,963

December 31, 2004:
Total assets	$968,993	$1,070,477	$1,184,184	$3,223,654	$(25,949)	$3,197,705
Capital expenditures	80,930	37,448	45,075	163,453	694	164,147

The following table reconciles the segments’ total earnings before interest to consolidated net income for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Earnings before interest	$63,860	$54,223	$131,728	$114,251
Interest expense – net	(21,627)	(16,464)	(40,914)	(36,059)
Net income	$42,233	$37,759	$90,814	$78,192

NOTE 11.  COMMITMENTS AND CONTINGENCIES

In the fall of 1999 and on December 1, 2000, the General Partner and the Partnership were named as defendants in two separate lawsuits in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. v. Texas Eastern Corporation, et al. (including the General Partner and Partnership) and Gilbert Richards and Jean Richards v. Texas Eastern Corporation, et al. (including the General Partner and Partnership).  In both cases, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water.  They further contend that the release caused damages to the plaintiffs.  In their complaints, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages.  On January 27, 2005, we entered into Release and Settlement Agreements with the McCleery plaintiffs and the Richards plaintiffs dismissing all of these plaintiffs’ claims.  The settlement terms included a $2.0 million payment to the plaintiffs, which was accrued at December 31, 2004.

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

In May 2003, the General Partner was named as a defendant in a lawsuit styled John R. James, et al. v. J Graves Insulation Company, et al. as filed in the first Judicial District Court, Caddo Parish, Louisiana.  There are numerous plaintiffs identified in the action that are alleged to have suffered damages as a result of alleged exposure to asbestos-containing products and materials.  According to the petition and as a result of a preliminary investigation, the General Partner believes that the only claim asserted against it results from one individual for the period from July 1971 through June 1972, who is alleged to have worked on a facility owned by the General Partner’s predecessor.  This period represents a small portion of the total alleged exposure period from January 1964 through December 2001 for this individual.  The individual’s claims involve numerous employers and alleged job sites.  The General Partner has been unable to confirm involvement by the General Partner or its predecessors with the alleged location, and it is uncertain at this time whether this case is covered by insurance. Discovery is planned, and the General Partner intends to defend itself vigorously against this lawsuit.  The plaintiffs have not stipulated the amount of damages that they are seeking in this suit.  We are obligated to reimburse the General Partner for any costs it incurs related to this lawsuit.  We cannot estimate the loss, if any, associated with this pending lawsuit.  We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.

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

On March 26, 2004, an initial decision in ARCO Products Co., et al. v. SFPP, Docket OR96-2-000, et al. was issued by the FERC, which made several significant determinations with respect to finding “changed circumstances” under the Energy Policy Act of 1992 (“EP Act”).  The decision largely clarifies, but does not fully quantify, the standard required for a complainant to demonstrate that an oil pipeline’s rates are no longer subject to the rate protection of the EP Act by demonstrating that a substantial change in circumstances has occurred since 1992 with respect to the basis of the rates being challenged.  In the decision, the FERC found that a limited number of rate elements will significantly affect the economic basis for a pipeline company’s rates.  The elements identified in the decision are volume changes, allowed total return and total cost-of-service (including major cost elements such as rate base, tax rates and tax allowances, among others).  The FERC did reject, however, the use of changes in tax rates and income tax allowances as standalone factors.  Judicial review of that decision, which has been sought by a number of parties to the case, is currently pending before the U.S. Court of Appeals for the District of Columbia Circuit.  We have not yet determined the impact, if any, that the decision, if it is ultimately upheld, would have on our rates if they were reviewed under the criteria of this decision.

On July 20, 2004, the District of Columbia Circuit issued an opinion in BP West Coast Products LLC v. FERC.  In reviewing a series of orders involving SFPP, L.P., the court held among other things that the FERC had not adequately justified its policy of providing an oil pipeline limited partnership with an income tax allowance equal to the proportion of its income attributable to partnership interests owned by corporate partners.  Under the FERC’s initial ruling, SFPP, L.P. was permitted an income tax allowance on its cost-of-service filing for the percentage of its net operating (pre-tax) income attributable to partnership units held by corporations, and was denied an income tax allowance equal to the percentage attributable to partnership units held by non-corporate partners.  The court remanded the case back to the FERC for further review.  As a result of the court’s remand, on December 2, 2004, the FERC issued a Request for Comments seeking comments on whether the court’s ruling applies only to the specific facts of the SFPP, L.P. proceeding or also extends to other capital structures involving partnerships and other forms of ownership.  On May 4, 2005, the FERC issued its Policy Statement on Income Tax Allowances, which permits regulated partnerships, limited liability companies and other pass-through entities an income tax allowance on their income attributable to any owner that has an actual or potential income tax liability on that income, regardless whether the owner is an individual or corporation.  If there is more than one level of pass-through entities, the regulated company income must be traced to where the ultimate tax liability lies.  The Policy Statement is to be applied in individual cases, and the regulated entity bears the burden of proof to establish the tax status of its owners.  On June 1, 2005, the FERC issued an Order on Remand in the SFPP, L.P. proceedings holding the Policy Statement would apply in that case and requesting briefs on whether additional evidence was necessary to apply it.  Briefs have been filed but the FERC has not yet acted on them.  The ultimate outcome of the FERC’s inquiry on income tax allowance should not affect our current rates and rate structure because our rates are not based on cost-of-service methodology.  However, the outcome of the income tax allowance would become relevant to us should we (i) elect in the future to use cost-of-service to support our rates, or (ii) be required to use such methodology to defend our indexed rates.

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.  At June 30, 2005, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility.  Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

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

On July 22, 2004, we experienced a release of approximately 12 barrels of jet fuel from a sump at our Lebanon, Ohio, terminal.  The released jet fuel was contained within a storm water retention pond located on the terminal property.  Six migratory waterfowl were affected by the jet fuel and were subsequently euthanized by or at the request of the United States Fish and Wildlife Service (“USFWS”).  On October 1, 2004, the USFWS served us with a Notice of Violation, alleging that we violated 16 USC 703 of the Migratory Bird Treaty Act for the “take[ing] of migratory birds by illegal methods.”  On February 7, 2005, we entered into a Memorandum of Understanding (“MOU”) with the USFWS, and on June 23, 2005, we notified the USFWS that we had completed all requirements under the MOU, thus terminating the agreement and settling all aspects of this matter. The terms of this settlement did not have a material effect on our financial position, results of operations or cash flows.

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

At June 30, 2005, we have an accrued liability of $4.1 million related to various TCTM and TE Products sites requiring environmental remediation activities.  We do not expect that the completion of remediation programs associated with TCTM and TE Products activities will have a future material adverse effect on our financial position, results of operations or cash flows.

Centennial entered into credit facilities totaling $150.0 million, and as of June 30, 2005, $150.0 million was outstanding under those credit facilities.  The proceeds were used to fund construction and conversion costs of its pipeline system.  TE Products and Marathon have each guaranteed one-half of Centennial’s debt, up to a maximum amount of $75.0 million each.

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

NOTE 12. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments to be reported in a financial statement.  As of and for the six months ended June 30, 2004, the components of comprehensive income were due to the interest rate swap related to our variable rate revolving credit facility, which was designated as a cash flow hedge.  The interest rate swap matured in April 2004.  While the interest rate swap was in effect, changes in the fair value of the cash flow hedge, to the extent the hedge was effective, were recognized in other comprehensive income until the hedge interest costs were recognized in net income.  All other comprehensive income was recognized in net income during the six months ended June 30, 2004.

The table below reconciles reported net income to total comprehensive income for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$42,233	$37,759	$90,814	$78,192
Net income on cash flow hedge	—	220	—	2,902
Total comprehensive income	$42,233	$37,979	$90,814	$81,094

The accumulated balance of other comprehensive loss related to our cash flow hedge is as follows (in thousands):

Balance at December 31, 2003	$(2,902)
Transferred to earnings	2,939
Change in fair value of cash flow hedge	(37)
Balance at December 31, 2004	$—

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

	June 30, 2005
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Assets
Current assets	$36,236	$70,843	$794,408	$(52,885)	$848,602
Property, plant and equipment – net	—	1,250,727	539,139	—	1,789,866
Equity investments	1,273,806	478,751	206,639	(1,586,149)	373,047
Intercompany notes receivable	1,007,646	—	—	(1,007,646)	—
Intangible assets	—	360,049	33,222	—	393,271
Other assets	5,487	25,561	44,642	—	75,690
Total assets	$2,323,175	$2,185,931	$1,618,050	$(2,646,680)	$3,480,476
Liabilities and partners’ capital
Current liabilities	$37,913	$118,669	$682,878	$(52,885)	$786,575
Long-term debt	1,010,024	397,370	—	—	1,407,394
Intercompany notes payable	—	496,282	511,365	(1,007,647)	—
Other long term liabilities	1,460	9,759	1,510	—	12,729
Total partners’ capital	1,273,778	1,163,851	422,297	(1,586,148)	1,273,778
Total liabilities and partners’ capital	$2,323,175	$2,185,931	$1,618,050	$(2,646,680)	$3,480,476

	December 31, 2004
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Assets
Current assets	$44,125	$87,068	$576,365	$(62,928)	$644,630
Property, plant and equipment – net	—	1,211,312	492,390	—	1,703,702
Equity investments	1,021,476	430,688	203,796	(1,282,308)	373,652
Intercompany notes receivable	1,084,034	—	—	(1,084,034)	—
Intangible assets	—	372,621	34,737	—	407,358
Other assets	5,980	22,183	40,200	—	68,363
Total assets	$2,155,615	$2,123,872	$1,347,488	$(2,429,270)	$3,197,705
Liabilities and partners’ capital
Current liabilities	$45,255	$143,589	$556,474	$(62,930)	$682,388
Long-term debt	1,086,909	393,317	—	—	1,480,226
Intercompany notes payable	—	676,993	407,040	(1,084,033)	—
Other long term liabilities	2,003	9,980	1,660	—	13,643
Total partners’ capital	1,021,448	899,993	382,314	(1,282,307)	1,021,448
Total liabilities and partners’ capital	$2,155,615	$2,123,872	$1,347,488	$(2,429,270)	$3,197,705

	Three Months Ended June 30, 2005
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$103,657	$1,987,432	$(709)	$2,090,380
Costs and expenses	—	69,269	1,967,225	(709)	2,035,785
Gains on sales of assets	—	(15)	(53)	—	(68)
Operating income	—	34,403	20,260	—	54,663
Interest expense – net	—	(14,257)	(7,370)	—	(21,627)
Equity earnings	42,233	21,925	8,170	(63,266)	9,062
Other income – net	—	162	(27)	—	135
Net income	$42,233	$42,233	$21,033	$(63,266)	$42,233

	Three Months Ended June 30, 2004
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$98,813	$1,256,415	$(664)	$1,354,564
Costs and expenses	—	71,431	1,241,462	(664)	1,312,229
Gains on sales of assets	—	(17)	(49)	—	(66)
Operating income	—	27,399	15,002	—	42,401
Interest expense – net	—	(11,219)	(5,245)	—	(16,464)
Equity earnings	37,759	21,393	12,091	(59,661)	11,582
Other income – net	—	186	54	—	240
Net income	$37,759	$37,759	$21,902	$(59,661)	$37,759

	Six Months Ended June 30, 2005
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$221,582	$3,397,452	$(2,049)	$3,616,985
Costs and expenses	—	137,048	3,365,533	(2,049)	3,500,532
Gains on sales of assets	—	(514)	(52)	—	(566)
Operating income	—	85,048	31,971	—	117,019
Interest expense – net	—	(27,275)	(13,639)	—	(40,914)
Equity earnings	90,814	32,696	14,258	(123,460)	14,308
Other income – net	—	345	56	—	401
Net income	$90,814	$90,814	$32,646	$(123,460)	$90,814

	Six Months Ended June 30, 2004
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$210,701	$2,463,989	$(2,065)	$2,672,625
Costs and expenses	—	144,847	2,433,665	(2,065)	2,576,447
Gains on sales of assets	—	(17)	(107)	—	(124)
Operating income	—	65,871	30,431	—	96,302
Interest expense – net	—	(24,011)	(12,048)	—	(36,059)
Equity earnings	78,192	35,840	18,980	(115,779)	17,233
Other income – net	—	492	224	—	716
Net income	$78,192	$78,192	$37,587	$(115,779)	$78,192

	Six Months Ended June 30, 2005
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Cash flows from operating activities
Net income	$90,814	$90,814	$32,646	$(123,460)	$90,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	39,820	12,235	—	52,055
Earnings (losses) in equity investments, net of distributions	26,502	(1,732)	(2,511)	(17,520)	4,739
Gains on sales of assets	—	(514)	(52)	—	(566)
Changes in assets and liabilities and other	74,856	(30,004)	(91,052)	(76,242)	(122,442)
Net cash provided by (used in) operating activities	192,172	98,384	(48,734)	(217,222)	24,600

Cash flows from investing activities	(278,832)	(2,606)	(62,094)	217,488	(126,044)
Cash flows from financing activities	86,516	(108,122)	108,244	(122)	86,516
Net decrease in cash and cash equivalents	(144)	(12,344)	(2,584)	144	(14,928)
Cash and cash equivalents at beginning of period	4,116	13,596	2,826	(4,116)	16,422
Cash and cash equivalents at end of period	$3,972	$1,252	$242	$(3,972)	$1,494

	Six Months Ended June 30, 2004
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Cash flows from operating activities
Net income	$78,192	$78,192	$37,587	$(115,779)	$78,192
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	43,066	11,165	—	54,231
Earnings (losses) in equity investments, net of distributions	(21,109)	(7,543)	(3,080)	35,349	3,617
Gains on sales of assets	—	(17)	(107)	—	(124)
Changes in assets and liabilities and other	(67,886)	(1,978)	2,389	63,607	(3,868)
Net cash provided by (used in) operating activities	(10,803)	111,720	47,954	(16,823)	132,048

Cash flows from investing activities	98	(3,690)	(21,069)	(57,261)	(81,922)
Cash flows from financing activities	(7,083)	(116,019)	(31,612)	88,973	(65,741)
Net decrease in cash and cash equivalents	(17,788)	(7,989)	(4,727)	14,889	(15,615)
Cash and cash equivalents at beginning of period	19,744	19,243	5,670	(15,188)	29,469

Cash and cash equivalents at end of period	$1,956	$11,254	$943	$(299)	$13,854

NOTE 14.  SUBSEQUENT EVENTS

On July 12, 2005, we purchased a refined products terminal and truck rack in North Little Rock, Arkansas for $6.8 million from Exxon Mobil Corporation.  The assets include three storage tanks and a two-bay truck loading rack.  We funded the purchase through borrowings under our revolving credit facility.  The terminal serves the central Arkansas refined products market and complements our existing Downstream Segment infrastructure in North Little Rock, Arkansas.

We have initiated an expansion of our refined products origin capabilities in the Houston, Texas, and Texas City, Texas areas.  As part of that project, on July 15, 2005, we acquired from Texas Genco LLC (“Genco”) all of its interests in certain companies that own a 90-mile pipeline system and 5.5 million barrels of storage capacity for $70.6 million (including $8.6 million for the estimated value of inventory).  According to the terms of the purchase and sale agreement with Genco, we will sell the acquired inventory (anticipated to occur in the third quarter of 2005) and use the proceeds from the sale to offset the purchase price of the inventory, including costs incurred to consummate the sale.  To the extent the proceeds from the inventory sale, including costs incurred to consummate the sale, are greater than or less than the estimated amount previously paid to Genco, a final settlement payment will occur between Genco and us, resulting in no gain or loss being recognized by us on the sale of the inventory.  We funded the purchase through borrowings under our revolving credit facility.  The assets of the purchased companies will be integrated into our Downstream Segment origin infrastructure in Texas City and Baytown, Texas.  The integration and other system enhancements should be in service by the fourth quarter of 2006, at an estimated cost of $45.0 million.  The strategic location of these assets, with refined products interconnections to major exchange terminals in the Houston area, will provide significant long-term value to our customers and the Texas Gulf Coast refining and logistics system.

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

Management Overview of the Three Months and Six Months Ended June 30, 2005

We reported net income of $42.2 million, or $0.45 per Limited Partner Unit (“Unit” or “Units”), for the three months ended June 30, 2005, compared with net income of $37.8 million, or $0.43 per Unit, for the three months ended June 30, 2004.  Net income was $90.8 million, or $0.99 per Unit, for the six months ended June 30, 2005, compared with net income of $78.2 million, or $0.88 per Unit, for the six months ended June 30, 2004.  The weighted average number of Units outstanding was 66.6 million and 63.0 million for the three months ended June 30, 2005 and 2004, respectively, and 64.8 million and 63.0 million for the six months ended June 30, 2005 and 2004, respectively.

Our Downstream Segment results for the three months ended June 30, 2005, were impacted by increased LPG transportation revenues and long-haul volumes delivered, increased refined products tender deduction revenues and increased revenues from product location exchanges.  These increases were partially offset by decreased refined products transportation revenues, increased power costs, increased pipeline operating expenses and increased rental expense from our Centennial Pipeline LLC (“Centennial”) capacity lease agreement.  The results for the six months ended June 30, 2005, were impacted by increased refined products and LPG transportation revenues and volumes, partially offset by lower propane inventory fee revenues, increased pipeline operating expenses, increased rental expense from our Centennial capacity lease agreement and increased environmental assessment and remediation expenses.  Additionally, pipeline integrity expenses decreased $1.4 million and $5.7 million for the three months and six months ended June 30, 2005, respectively, compared with the prior year periods.  We anticipate that our pipeline integrity expenses for our Downstream Segment for 2005 will be approximately $15.2 million lower than our 2004 expenses primarily due to the completion of projects.

Our Upstream Segment results for the three months and six months ended June 30, 2005, were impacted by increased marketing volumes, gains related to marking crude oil grade and location swap contracts to market and increased transportation revenues.  Increased pipeline operating costs were partially offset by decreased environmental assessment and remediation expenses.  Equity earnings from Seaway Crude Pipeline Company (“Seaway”) decreased compared with the prior year period primarily due to lower transportation volumes, higher operating, general and administrative expenses and a gain recognized on an inventory settlement in 2004.  Pipeline integrity expenses decreased $0.3 million and $0.2 million for the three months and six months ended June 30, 2005, respectively, compared with the prior year periods.  We anticipate that our 2005 pipeline integrity expenses for our Upstream Segment will be approximately $1.9 million higher than our 2004 expenses as we continue to perform pipeline inspections and repairs under our integrity management program.

Our Midstream Segment benefited from increased revenues and volumes on Jonah Gas Gathering Company (“Jonah”), resulting from our 2003 Phase III expansion and the installation of additional capacity during the fourth quarter of 2004.  Revenues on Val Verde Gas Gathering Company (“Val Verde”) increased due to new connections made to the system in May and December 2004, partially offsetting the impact of reduced revenues related to the natural decline of coal bed methane (“CBM”) production from existing wells.  Additionally, our operating and gas settlement expenses decreased compared with the prior year period.  Pipeline integrity expenses decreased $0.6 million and $0.6 million for the three months and six months ended June 30, 2005, respectively, compared with the prior year periods.  These increases to operating income were partially offset by lower gathering rates on the new connections at Val Verde, on which the gathering rates are lower than existing average rates on the system.

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

•                 Gathering of volumes from infill drilling of CBM by producers and new connections of conventional gas in the San Juan Basin, where our Val Verde system is located; and

•                  Growth in our Downstream Segment, resulting from our recent capacity expansion, grass roots facility investments, acquisitions and growing demand for Gulf Coast sourced products.

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

On April 1, 2005, we purchased crude oil storage and terminaling assets in Cushing, Oklahoma, from Koch Supply & Trading, L.P. for $35.4 million.  The assets consist of eight storage tanks with 945,000 barrels of storage capacity, receipt and delivery manifolds, interconnections to several pipelines, crude oil inventory and approximately 70 acres of land.  The storage and terminaling assets will complement our existing infrastructure in Cushing and strengthen our gathering and marketing business in our Upstream Segment.

On July 12, 2005, we purchased a refined products terminal and truck rack in North Little Rock, Arkansas for $6.8 million from Exxon Mobil Corporation.  The assets include three storage tanks and a two-bay truck loading rack.  The terminal serves the central Arkansas refined products market and complements our existing Downstream Segment infrastructure in North Little Rock, Arkansas.

We have initiated an expansion of our refined products origin capabilities in the Houston, Texas, and Texas City, Texas areas.  As part of that project, on July 15, 2005, we acquired from Texas Genco LLC (“Genco”) all of its interests in certain companies that own a 90-mile pipeline system and 5.5 million barrels of storage capacity for $70.6 million (including $8.6 million for the estimated value of inventory).  According to the terms of the purchase and sale agreement with Genco, we will sell the acquired inventory (anticipated to occur in the third quarter of 2005) and use the proceeds from the sale to offset the purchase price of the inventory, including costs incurred to consummate the sale.  To the extent the proceeds from the inventory sale, including costs incurred to consummate the sale, are greater than or less than the estimated amount previously paid to Genco, a final settlement payment will occur between Genco and us, resulting in no gain or loss being recognized by us on the sale of the inventory.  The assets of the purchased companies will be integrated into our Downstream Segment origin infrastructure in Texas City and Baytown, Texas.  The integration and other system enhancements should be in service by the fourth quarter of 2006, at an estimated cost of $45.0 million.  The strategic location of these assets, with refined products interconnections to major exchange terminals in the Houston area, will provide significant long-term value to our customers and the Texas Gulf Coast refining and logistics system.

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

EPCO performs all management and operating functions required for us, except for some administrative services for certain of the TEPPCO Midstream assets that are currently performed by DEFS on our behalf.  We reimburse EPCO for all reasonable direct and indirect expenses that have been incurred in managing us.  Under a transition services agreement entered into as part of the sale of the General Partner, DEFS will continue to provide some administrative services for certain of the TEPPCO Midstream assets for us for a period of time until we assume these services on our own.  In connection with us assuming the operations of these TEPPCO Midstream assets from DEFS, certain DEFS employees became employees of EPCO effective June 1, 2005.  As part of the transition services agreement, Duke Energy will continue to provide some administrative support services to us until we or EPCO assume those activities.

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

Results of Operations

The following table summarizes financial information by business segment for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
Downstream Segment	$63,438	$62,364	$141,605	$137,173
Upstream Segment	1,973,000	1,242,860	3,369,780	2,437,350
Midstream Segment	54,651	50,004	107,649	100,167
Intersegment eliminations	(709)	(664)	(2,049)	(2,065)
Total operating revenues	2,090,380	1,354,564	3,616,985	2,672,625

Operating income:
Downstream Segment	14,972	14,619	46,484	40,301
Upstream Segment	11,589	8,507	16,992	18,536
Midstream Segment	28,102	19,275	53,543	37,465
Total operating income	54,663	42,401	117,019	96,302

Earnings before interest:
Downstream Segment	15,985	14,283	46,804	38,999
Upstream Segment	19,713	20,649	31,279	37,713
Midstream Segment	28,162	19,291	53,645	37,539
Total earnings before interest	63,860	54,223	131,728	114,251

Interest expense	(22,780)	(18,048)	(43,169)	(38,507)
Interest capitalized	1,153	1,584	2,255	2,448
Net income	$42,233	$37,759	$90,814	$78,192

The following is a detailed analysis of the results of operations, including reasons for changes in results, by each of our operating segments.

Downstream Segment

The following table provides financial information for the Downstream Segment for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)

Transportation – Refined products	$37,834	$38,937	$(1,103)	$72,799	$69,908	$2,891
Transportation – LPGs	14,470	13,721	749	46,701	42,501	4,200
Other	11,134	9,706	1,428	22,105	24,764	(2,659)
Total operating revenues	63,438	62,364	1,074	141,605	137,173	4,432

Operating, general and administrative	28,281	28,864	(583)	54,896	58,019	(3,123)
Operating fuel and power	7,957	7,193	764	15,617	15,243	374
Depreciation and amortization	9,801	9,211	590	19,362	18,288	1,074
Taxes – other than income taxes	2,442	2,494	(52)	5,353	5,339	14
Gains on sales of assets	(15)	(17)	2	(107)	(17)	(90)
Total costs and expenses	48,466	47,745	721	95,121	96,872	(1,751)

Operating income	14,972	14,619	353	46,484	40,301	6,183

Equity earnings (losses)	892	(509)	1,401	50	(1,747)	1,797
Other income – net	121	173	(52)	270	445	(175)

Earnings before interest	$15,985	$14,283	$1,702	$46,804	$38,999	$7,805

The following table presents volumes delivered in barrels and average tariff per barrel for the three months and six months ended June 30, 2005 and 2004 (in thousands, except tariff information):

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Volumes Delivered:
Refined products	42,097	41,936	1%	80,692	74,458	8%
LPGs	7,855	8,794	(11)%	22,657	22,002	3%
Total	49,952	50,730	(2)%	103,349	96,460	7%

Average Tariff per Barrel:
Refined products	$0.90	$0.93	(3)%	$0.90	$0.94	(4)%
LPGs	1.84	1.56	18%	2.06	1.93	7%
Average system tariff per barrel	$1.05	$1.04	1%	$1.16	$1.17	(1)%

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Revenues from refined products transportation decreased $1.1 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to a decrease in distillate volumes transported and a decrease in the refined products average rate per barrel, partially offset by an overall increase in the refined products volume delivered.  The decrease in distillate volumes was a result of low distillate price differentials.  The decrease in the refined products average rate per barrel from the prior year period was primarily due to the impact of greater growth in the volume of products delivered under a Centennial tariff compared with the growth in deliveries under a TEPPCO tariff, which resulted in an increased proportion of lower tariff barrels transported on our system.  Prior to the construction of Centennial, deliveries on our pipeline system were limited by our pipeline capacity, and transportation services for our customers were allocated in accordance with a proration policy.  With this incremental pipeline capacity, our previously constrained system has expanded deliveries in markets both south and north of Creal Springs, Illinois.  In February 2003, we entered into a lease agreement with Centennial that increased our flexibility to deliver refined products to our market areas.  Centennial has provided our system with additional pipeline capacity for movement of products originating in the U.S. Gulf Coast area.  The overall increase in refined products volume was primarily due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets.

Revenues from LPGs transportation increased $0.7 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, due to higher deliveries of propane in the upper Midwest and Northeast market areas.   The LPGs average rate per barrel increased from the prior period primarily as a result of decreased short-haul deliveries during the three months ended June 30, 2005.

Other operating revenues increased $1.4 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to higher refined products additive and tender deduction revenue and increased margins on product inventory sales.

Costs and expenses increased $0.7 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, due to increased operating fuel and power and increased depreciation and amortization expense, partially offset by decreased operating, general and administrative expenses and decreased taxes – other than income.  Operating fuel and power increased $0.8 million primarily due to increased mainline throughput and adjustments to power accruals.  Depreciation expense increased $0.6 million primarily due to assets placed into service in 2005.  Operating, general and administrative expenses decreased $0.6 million primarily due to a $1.4 million decrease in pipeline inspection and repair costs associated with our integrity management program and a $0.4 million decrease in consulting services and supplies primarily related to acquisition activities in 2004.  These decreases were partially offset by a $0.7 million increase in pipeline operating and maintenance expenses, a $0.3 million increase in rental expense from the Centennial pipeline capacity lease agreement and a $0.2 million increase in insurance expense.  Increased labor and benefits expenses associated with vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner and higher incentive compensation expenses compared to the prior year period were offset by a $1.6 million decrease in postretirement benefit accruals related to plan amendments (see Note 9. Employee Benefit Plans).

Net earnings from equity investments increased for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, as shown below (in thousands):

	Three Months Ended
	June 30,		Increase
	2005	2004	(Decrease)

Centennial	$(496)	$(2,286)	$1,790
MB Storage	1,365	1,785	(420)
Other	23	(8)	31
Total equity earnings (losses)	$892	$(509)	$1,401

Equity losses in Centennial decreased $1.8 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to higher transportation revenues and volumes, partially offset by higher transmix related product replacement costs and product measurement losses during the 2005 period.  Equity earnings in MB Storage decreased $0.4 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to higher pipeline rehabilitation expenses on the MB Storage system.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Revenues from refined products transportation increased $2.9 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to an overall increase in the refined products volumes delivered. This increase was primarily due to deliveries of products moved on Centennial.  Volume increases were due to increased demand and market share for products supplied from the U.S. Gulf Coast into Midwest markets. The refined products average rate per barrel decreased from the prior year period primarily due to the impact of greater growth in the volume of products delivered under a Centennial tariff compared with the growth in deliveries under a TEPPCO tariff, which resulted in an increased proportion of lower tariff barrels transported on our system.

Revenues from LPGs transportation increased $4.2 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to higher deliveries of propane in the upper Midwest and Northeast market areas primarily resulting from cold weather in March 2005.  Prior year LPG transportation revenues were negatively impacted by a price spike in the Mont Belvieu propane price in late February 2004, which resulted in TEPPCO sourced propane being less competitive than propane from other source points.

                                                Other operating revenues decreased $2.7 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to lower propane inventory fees in 2005 and lower volume of product inventory sales, partially offset by higher refined products tender deduction and loading revenues.

Costs and expenses decreased $1.8 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to decreased operating, general and administrative expenses, partially offset by increased depreciation and amortization expense and increased operating fuel and power.  Operating, general and administrative expenses decreased $3.1 million primarily due to a $5.7 million decrease in pipeline inspection and repair costs associated with our integrity management program, a $1.6 million decrease in postretirement benefit accruals related to plan amendments (see Note 9. Employee Benefit Plans) and a $0.3 million decrease in consulting services primarily related to acquisition related activities in 2004.  These decreases were partially offset by a $2.4 million increase in labor and benefits expenses associated with vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner and higher incentive compensation expenses compared to the prior year period, a $1.0 million increase in rental expense from the Centennial pipeline capacity lease agreement, a $0.6 million increase in environmental remediation and assessment costs and a $0.6 million increase in pipeline operating and maintenance expense.  Depreciation expense increased $1.1 million primarily due to assets placed into service and assets retired to depreciation expense in 2005.  Operating fuel and power increased $0.4 million primarily due to increased mainline throughput and adjustments to power accruals.

Net earnings from equity investments increased for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, as shown below (in thousands):

	Six Months Ended
	June 30,		Increase
	2005	2004	(Decrease)

Centennial	$(3,967)	$(6,143)	$2,176
MB Storage	3,998	4,414	(416)
Other	19	(18)	37
Total equity earnings (losses)	$50	$(1,747)	$1,797

Equity losses in Centennial decreased $2.2 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to higher transportation revenues and volumes, partially offset by higher transmix related product replacement costs and product measurement losses during the 2005 period.  Equity earnings in MB Storage decreased $0.4 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to increased depreciation and amortization expense, higher pipeline rehabilitation expenses and higher general and administrative expenses, partially offset by higher revenues and volumes.  In April 2004, MB Storage acquired storage and pipeline assets and contracts for approximately $34.0 million, of which TE Products contributed $16.5 million.  Increases in storage revenue, shuttle revenue, rental revenue and depreciation and amortization expense for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, are primarily related to the acquired storage assets and contracts.

Other income – net decreased $0.2 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to lower interest income earned on cash investments and other investing activities.

Upstream Segment

The following table provides financial information for the Upstream Segment for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)

Sales of petroleum products	$1,961,302	$1,231,019	$730,283	$3,346,369	$2,411,786	$934,583
Transportation – Crude oil	9,042	9,213	(171)	18,214	18,876	(662)
Other	2,656	2,628	28	5,197	6,688	(1,491)
Total operating revenues	1,973,000	1,242,860	730,140	3,369,780	2,437,350	932,430

Purchases of petroleum products	1,942,599	1,216,307	726,292	3,315,029	2,383,732	931,297
Operating, general and administrative	12,912	12,682	230	25,728	23,867	1,861
Operating fuel and power	1,234	1,393	(159)	2,462	3,133	(671)
Depreciation and amortization	3,651	3,045	606	7,152	6,113	1,039
Taxes – other than income taxes	1,068	975	93	2,469	2,076	393
Gains on sales of assets	(53)	(49)	(4)	(52)	(107)	55
Total costs and expenses	1,961,411	1,234,353	727,058	3,352,788	2,418,814	933,974
Operating income	11,589	8,507	3,082	16,992	18,536	(1,544)
Equity earnings	8,170	12,091	(3,921)	14,258	18,980	(4,722)
Other income – net	(46)	51	(97)	29	197	(168)
Earnings before interest	$19,713	$20,649	$(936)	$31,279	$37,713	$(6,434)

Information presented in the following table includes the margin of the Upstream Segment, which may be viewed as a non-GAAP (Generally Accepted Accounting Principles) financial measure under the rules of the Securities and Exchange Commission.  We calculate the margin of the Upstream Segment as revenues generated from the sale of crude oil and lubrication oil, and transportation of crude oil, less the costs of purchases of crude oil and lubrication oil.  We believe that margin is a more meaningful measure of financial performance than sales and purchases of crude oil and lubrication oil due to the significant fluctuations in sales and purchases caused by variations in the level of volumes marketed and prices for products marketed.  Additionally, we use margin internally to evaluate the financial performance of the Upstream Segment as we believe margin is a better indicator of performance than operating income as operating, general and administrative expenses, operating fuel and power and depreciation expense are not directly related to the margin activities.  Margin and volume information for the three months and six months ended June 30, 2005 and 2004 is presented below (in thousands, except per barrel and per gallon amounts):

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)

Margins: (1)
Crude oil transportation	$15,165	$13,279	14%	$29,356	$26,375	11%
Crude oil marketing	9,056	6,901	31%	12,532	12,593	—
Crude oil terminaling	1,848	2,241	(18)%	4,233	4,966	(15)%
Lubrication oil sales	1,676	1,504	11%	3,433	2,996	15%
Total margin	$27,745	$23,925	16%	$49,554	$46,930	6%

Total barrels:
Crude oil transportation	23,768	24,686	(4)%	47,522	50,848	(7)%
Crude oil marketing	48,864	42,270	16%	93,158	87,924	6%
Crude oil terminaling	21,287	27,800	(23)%	48,406	60,888	(20)%

Lubrication oil volume (total gallons)	3,153	2,949	7%	7,325	6,419	14%

Margin per barrel:
Crude oil transportation	$0.638	$0.538	19%	$0.618	$0.519	19%
Crude oil marketing	0.185	0.163	14%	0.135	0.143	(6)%
Crude oil terminaling	0.087	0.081	8%	0.087	0.082	7%

Lubrication oil margin (per gallon)	0.532	0.510	4%	0.469	0.467	—

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

The following table reconciles the Upstream Segment margin to the consolidated statements of income using the information presented in the consolidated statements of income and the statements of income in Note 10.  Segment Information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales of petroleum products	$1,961,302	$1,231,019	$3,346,369	$2,411,786
Transportation – Crude oil	9,042	9,213	18,214	18,876
Less: Purchases of petroleum products	(1,942,599)	(1,216,307)	(3,315,029)	(2,383,732)
Total margin	27,745	23,925	49,554	46,930
Other operating revenues	2,656	2,628	5,197	6,688
Net operating revenues	30,401	26,553	54,751	53,618
Operating, general and administrative	12,912	12,682	25,728	23,867
Operating fuel and power	1,234	1,393	2,462	3,133
Depreciation and amortization	3,651	3,045	7,152	6,113
Taxes – other than income taxes	1,068	975	2,469	2,076
Gains on sales of assets	(53)	(49)	(52)	(107)
Operating income	$11,589	$8,507	$16,992	$18,536

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Our margin increased $3.8 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004.  Crude oil marketing margin increased $2.1 million primarily due to an increase in volumes marketed and unrealized gains of $1.8 million related to marking crude oil grade and location swap contracts to current market value, partially offset by increased transportation costs.  Crude oil transportation margin increased $1.9 million primarily due to increased transportation volumes and revenues on our South Texas system and higher revenues on our Basin system related to movements on higher tariff segments, partially offset by decreases in transportation volumes on our Red River system and on lower tariff segments of our Basin system.  Lubrication oil sales margin increased $0.2 million due to increased sales of chemical volumes and the acquisition of a lubrication oil distributor in Casper, Wyoming, in August 2004.  Crude oil terminaling margin decreased $0.4 million as a result of a decrease in pumpover volumes at Midland, Texas and Cushing, Oklahoma.

Costs and expenses, excluding expenses associated with purchases of crude oil and lubrication oil, increased $0.7 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to increased depreciation and amortization expense, increased operating, general and administrative expenses and increased taxes – other than income taxes, partially offset by decreased operating fuel and power.  Depreciation and amortization expense increased $0.6 million as a result of assets placed in service in 2004 and due to assets retired to depreciation expense during the period.  Operating, general and administrative expenses increased $0.2 million from the prior year period primarily due to a $1.8 million increase in labor and benefits expense related to vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner, an increase in the number of employees and higher incentive compensation expenses between periods, a $0.9 million increase in supplies and pipeline operating and maintenance expense and a $0.4 million increase in insurance expense, partially offset by a $1.2 million decrease in postretirement benefit accruals related to plan amendments (see Note 9. Employee Benefit Plans), a $1.1 million decrease in expense as a result of measurement gains on the systems and higher crude oil prices and a $0.7 million decrease in environmental assessment and remediation costs.  Operating fuel and power decreased $0.2 million primarily as a result of lower transportation volumes in 2005.

Equity earnings from our investment in Seaway decreased $3.9 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to decreased transportation volumes attributable to reduced operating pressures as a result of a pipeline release in May 2005, decreased gains on inventory sales, higher operating, general and administrative expenses and higher depreciation expense in the second quarter of 2005.

After Seaway’s pipeline release in May 2005, the maximum operating pressure on the pipeline system was reduced by 20% as is standard procedure until the cause of the failure is determined and any required corrective measures implemented.  A study of the failed pipe was performed by independent, metallurgical experts who determined that the pipe failed due to damage that occurred during rail shipment associated with its installation thirty years ago.  The corrective actions include running a very sophisticated, high definition inspection tool through the pipe to determine if there are any other sections of pipe that have similar damage.   This approach is consistent with directives from the United States Department of Transportation’s Office of Pipeline Safety in past failures of this type.  We are in the initial stages of evaluating 300 miles of Seaway's pipeline that have similar vintage pipe.  Because of the complexity of the inspection tool being used, we expect that it will take several months to complete the analysis of the data, as well as complete any additional repairs that are identified from the analysis.  Based on these projections, we expect Seaway to be operating at reduced maximum pressures through the first quarter of 2006.  At this time, we do not believe this will have a material adverse effect on our financial position, results of operations or cash flows.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Our margin increased $2.6 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004. Crude oil transportation margin increased $3.0 million primarily due to increased transportation volumes and revenues on our South Texas system and other gathering systems and higher revenues on our Basin and West Texas systems related to movements on higher tariff segments, partially offset by decreases in transportation volumes on our Red River system and on lower tariff segments of our Basin system.   Lubrication oil sales margin increased $0.4 million due to increased sales of chemical volumes and the acquisition of a lubrication oil distributor in Casper, Wyoming, in August 2004.  Crude oil terminaling margin decreased $0.7 million as a result of a decrease in pumpover volumes at Midland, Texas and Cushing, Oklahoma.  Crude oil marketing margin decreased $0.1 million, primarily due to increased transportation expenses, partially offset by an increase in volumes marketed and unrealized gains of $0.8 million related to marking crude oil grade and location swap contracts to current market value.

Other operating revenues decreased $1.5 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to a $1.4 million favorable settlement of inventory imbalances in the first quarter of 2004 and lower revenues from documentation and other services to support customers’ trading activity at Midland and Cushing in the first six months of 2005.

Costs and expenses, excluding expenses associated with purchases of crude oil and lubrication oil, increased $2.7 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to increased operating, general and administrative expenses, increased depreciation and amortization expense and increased taxes – other than income taxes, partially offset by decreased operating fuel and power.  Operating, general and administrative expenses increased $1.9 million from the prior year period.  This increase was primarily due to a $2.7 million increase in labor and benefits expense related to vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner and an increase in the number of employees between periods, a $2.3 million increase in supplies and pipeline operating and maintenance expense and a $0.4 million increase in insurance expense, partially offset by a $1.2 million decrease in postretirement benefit accruals related to plan amendments (see Note 9. Employee Benefit Plans), a $1.2 million decrease in environmental and remediation costs and a $1.1 million decrease in expense as a result of measurement gains on the systems and higher crude oil prices.  Depreciation and amortization expense increased $1.0 million as a result of assets placed in service in 2004, and due to assets retired to depreciation expense during the period.  Taxes – other than income taxes increased $0.4 million due to increases in property tax accruals and a higher asset base in 2005.  Operating fuel and power decreased $0.7 million primarily as a result of lower transportation volumes in 2005.

Equity earnings from our investment in Seaway decreased $4.7 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to decreased transportation volumes attributable to reduced operating pressures as a result of a pipeline release in May 2005, decreased gains on inventory sales, higher operating, general and administrative expenses, higher depreciation expense and a favorable settlement in the first quarter of 2004 with a former owner of Seaway’s crude oil assets regarding inventory imbalances that were not acquired by us.

Midstream Segment

The following table provides financial information for the Midstream Segment for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)

Sales of petroleum products	$2,315	$1,788	$527	$4,457	$3,134	$1,323
Gathering – Natural Gas	36,956	34,427	2,529	73,516	68,929	4,587
Transportation – NGLs	11,387	10,578	809	21,606	20,592	1,014
Other	3,993	3,211	782	8,070	7,512	558
Total operating revenues	54,651	50,004	4,647	107,649	100,167	7,482

Purchases of petroleum products	1,806	1,669	137	3,176	2,986	190
Operating, general and administrative	8,786	11,094	(2,308)	19,373	22,557	(3,184)
Operating fuel and power	2,355	2,449	(94)	4,537	4,619	(82)
Depreciation and amortization	12,840	14,155	(1,315)	25,541	29,830	(4,289)
Taxes – other than income taxes	762	1,362	(600)	1,886	2,710	(824)
Gains on sales of assets	—	—	—	(407)	—	(407)
Total costs and expenses	26,549	30,729	(4,180)	54,106	62,702	(8,596)

Operating income	28,102	19,275	8,827	53,543	37,465	16,078

Other income – net	60	16	44	102	74	28

Earnings before interest	$28,162	$19,291	$8,871	$53,645	$37,539	$16,106

The following table presents volume and average rate information for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Gathering – Natural Gas – Jonah:
Million cubic feet (“MMcf”)	99,045	83,469	19%	196,395	167,397	17%
Billion British thermal units (“MMmbtu”)	109,516	92,430	18%	216,817	185,327	17%
Average fee per Million British thermal unit (“MMBtu”)	$0.189	$0.197	(4)%	$0.189	$0.198	(4)%

Gathering – Natural Gas – Val Verde:
MMcf	44,565	35,989	24%	87,874	71,480	23%
MMmbtu	39,457	30,361	30%	77,529	60,165	29%
Average fee per MMBtu	$0.411	$0.533	(23)%	$0.420	$0.537	(22)%

Transportation – NGLs:
Thousand barrels	15,540	15,465	—	29,376	30,145	(3)%
Average rate per barrel	$0.733	$0.684	7%	$0.735	$0.683	8%

Fractionation – NGLs:
Thousand barrels	1,087	956	12%	2,226	2,070	7%
Average rate per barrel	$1.820	$1.867	(3)%	$1.732	$1.771	(2)%

Sales – Condensate:
Thousand barrels	13.3	17.9	(25)%	41.2	59.7	(31)%
Average rate per barrel	$53.24	$37.17	43%	$49.77	$34.61	44%

The following table reconciles the Midstream Segment margin to operating income in the consolidated statements of income using the information presented in the tables above, in the consolidated statements of income and in the statements of income in Note 10.  Segment Information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales of petroleum products	$2,315	$1,788	$4,457	$3,134
Less: Purchases of petroleum products	(1,806)	(1,669)	(3,176)	(2,986)
Total margin	509	119	1,281	148
Gathering – Natural Gas	36,956	34,427	73,516	68,929
Transportation – NGLs	11,387	10,578	21,606	20,592
Other operating revenues	3,993	3,211	8,070	7,512
Net operating revenues	52,845	48,335	104,473	97,181
Operating, general and administrative	8,786	11,094	19,373	22,557
Operating fuel and power	2,355	2,449	4,537	4,619
Depreciation and amortization	12,840	14,155	25,541	29,830
Taxes – other than income taxes	762	1,362	1,886	2,710
Gains on sales of assets	—	—	(407)	—
Operating income	$28,102	$19,275	$53,543	$37,465

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Revenues from the gathering of natural gas increased $2.5 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004.  Natural gas gathering revenues from the Jonah system increased $2.5 million and volumes gathered increased 15.6 billion cubic feet (“Bcf”) for the three months ended June 30, 2005, primarily due to the expansion of the Jonah system in 2004.  Installation of additional capacity of 100 million cubic feet per day was completed during the fourth quarter of 2004. Jonah’s average natural gas gathering rate per MMcf decreased due to higher system wellhead pressures. Natural gas gathering revenues from the Val Verde system remained constant and volumes gathered increased 8.6 Bcf for the three months ended June 30, 2005, primarily due to increased volumes from two new connections made to the Val Verde system in May and December 2004, partially offset by the natural decline of CBM production and slower than anticipated completion and connection of infill wells.  Val Verde’s average natural gas gathering rate per MMcf decreased due to contracts entered into relating to the new connections, which have lower rates than the existing Val Verde system’s average rates.

Margin (sales of petroleum products less purchases of petroleum products) resulting from the processing arrangements at the Jonah Pioneer plant increased $0.4 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to increased volumes and higher NGL prices.   Jonah’s Pioneer gas processing plant was completed during the first quarter of 2004, as a part of the Phase III expansion to increase the processing capacity in southwestern Wyoming.  Pioneer’s processing agreements allow the producers to elect annually whether to be charged under a fee-based arrangement or a fee plus keep-whole arrangement.  Under the fee-based election, Jonah receives a fee for its processing services.  Under the fee plus keep-whole election, Jonah receives a lower fee for its processing services, retains and sells the NGLs extracted during the process and delivers to producers the residue gas equivalent in energy to the natural gas received from the producers.  Jonah sells the NGLs it retains and purchases gas to replace the equivalent energy removed in the liquids.  For the 2004 and 2005 periods, the producers have elected the fee plus keep-whole arrangement.

Revenues from the transportation of NGLs increased $0.8 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to increases in volumes transported on the Panola Pipeline, partially offset by decreases in volumes transported on the Chaparral, Dean and Wilcox Pipelines.  The increase in the NGL transportation average rate per barrel resulted from higher average rates per barrel on volumes transported on the Panola Pipeline.

Other operating revenues increased $0.8 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004.  Val Verde’s other operating revenues increased $0.5 million due to revenues generated as a result of contractual producer minimum fuel levels exceeding actual operating fuel usage during the three months ended June 30, 2005.  Val Verde retains a portion of its producers’ gas to compensate for fuel used in operations.  The actual usage of gas can differ from the amount contractually retained from producers.  Value retained from producers or sales generated as a result of efficient fuel usage is recognized as other operating revenues.  NGL fractionation revenues increased $0.2 million as a result of higher volumes.

Costs and expenses (excluding purchases of petroleum products) decreased $4.3 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, due to decreases in operating, general and administrative expenses, depreciation and amortization expense, taxes – other than income taxes and operating fuel and power.  Operating, general and administrative expenses decreased $2.3 million primarily due to a $1.7 million decrease in gas settlement expenses and a $1.6 million decrease in pipeline operating and maintenance expenditures primarily on Val Verde, partially offset by a $1.0 million increase in labor and benefits expense primarily associated with vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner and certain DEFS employees becoming employees of EPCO.  Amortization expense on the Jonah system decreased $0.9 million primarily due to revisions to the estimated life of intangible assets under the units-of-production method, partially offset by a $0.3 million increase as a result of higher volumes in the 2005 period.  During the fourth quarter of 2004 and the first and second quarters of 2005, updated production forecasts were obtained from some of the producers on the Jonah system related to future expansions of the system, and as a result, we increased our best estimate of future throughput on the Jonah system.  This increase in the estimate of future throughput extended the amortization period of Jonah’s natural gas gathering contracts (see Note 2.  Goodwill and Other Intangible Assets).  Amortization expense on the Val Verde system decreased $0.2 million primarily due to lower volumes in the 2005 period on contracts included in the intangible assets, resulting from the natural decline in CBM production.  Depreciation expense decreased $0.2 million primarily due to a $1.0 million decrease on Jonah as a result of increases to the estimated lives of Jonah’s assets, partially offset by a $0.6 million increase on Val Verde as a result of assets placed into service in 2004 and an increase on Panola due to assets retired to depreciation expense.  Taxes – other than income taxes decreased $0.6 million due to actual property taxes being lower than previously estimated.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Revenues from the gathering of natural gas increased $4.6 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004.  Natural gas gathering revenues from the Jonah system increased $4.4 million and volumes gathered increased 29.0 Bcf for the six months ended June 30, 2005, primarily due to the expansion of the Jonah system in 2004.  Installation of additional capacity of 100 million cubic feet per day was completed during the fourth quarter of 2004.  Jonah’s average natural gas gathering rate per MMcf decreased due to higher system wellhead pressures. Natural gas gathering revenues from the Val Verde system increased $0.2 million and volumes gathered increased 16.4 Bcf for the six months ended June 30, 2005, primarily due to increased volumes from two new connections made to the Val Verde system in May and December 2004, partially offset by the natural decline of CBM production and slower than anticipated completion and connection of infill wells.  Val Verde’s average natural gas gathering rate per MMcf decreased due to contracts entered into relating to the new connections, which have lower rates than the existing Val Verde system’s average rates.

Margin (sales of petroleum products less purchases of petroleum products) resulting from the processing arrangements at the Jonah Pioneer plant increased $1.1 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to increased volumes and higher NGL prices.

Revenues from the transportation of NGLs increased $1.0 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to increases in volumes transported on the Panola Pipeline, partially offset by decreases in volumes transported on the Chaparral, Dean and Wilcox Pipelines.  The increase in the NGL transportation average rate per barrel resulted from higher average rates per barrel on volumes transported on the Panola Pipeline.

Other operating revenues increased $0.6 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004.  Val Verde’s other operating revenues increased $0.6 million due to revenues generated as a result of contractual producer minimum fuel levels exceeding actual operating fuel usage during the six months ended June 30, 2005.  NGL fractionation revenues increased $0.2 million as a result of higher volumes.  Jonah’s other operating revenues decreased $0.2 million primarily due to lower condensate sales.

Costs and expenses (excluding purchases of petroleum products) decreased $8.8 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to decreases in depreciation and amortization expense, operating, general and administrative expenses, taxes – other than income taxes and operating fuel and power, partially offset by a net gain recorded on the sale of an asset.  Amortization expense on the Jonah system decreased $1.7 million primarily due to revisions to the estimated life of intangible assets under the units-of-production method, partially offset by a $0.6 million increase as a result of higher volumes in the 2005 period.  Amortization expense on the Val Verde system decreased $0.5 million primarily due to lower volumes in the 2005 period on contracts included in the intangible assets, resulting from the natural decline in CBM production.  Depreciation expense decreased $2.1 million primarily due to a $3.4 million decrease on Jonah as a result of increases to the estimated lives of Jonah’s assets, partially offset by a $1.2 million increase on Val Verde as a result of assets placed into service in 2004.  Operating, general and administrative expenses decreased $3.2 million primarily due to a $3.5 million decrease in gas settlement expenses and a $1.1 million decrease in pipeline operating and maintenance expenditures primarily on Val Verde, partially offset by a $1.2 million increase in labor and benefits expense primarily associated with vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner and certain DEFS employees becoming employees of EPCO.  Taxes – other than income taxes decreased $0.8 million due to actual property taxes being lower than previously estimated.  A net gain of $0.4 million was recognized on the sale of equipment in the current period.

Interest Expense and Capitalized Interest

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Interest expense increased $4.7 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to higher short term floating interest rates on our revolving credit facility, $2.0 million of expense related to the termination of a treasury lock (see Note 3.  Interest Rate Swaps) and higher outstanding debt balances.

Capitalized interest decreased $0.4 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, due to lower construction work-in-progress balances in the 2005 period.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Interest expense increased $4.7 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to higher short term floating interest rates on our revolving credit facility, $2.0 million of expense related to the termination of a treasury lock (see Note 3.  Interest Rate Swaps) and higher outstanding debt balances.  These increases were partially offset by an increased percentage of variable interest rate debt during the six months ended June 30, 2005, that carried a lower rate of interest as compared with fixed interest rate debt.  The higher percentage of variable interest rate debt resulted from the expiration of an interest rate swap in April 2004 (see Note 3. Interest Rate Swaps).

Capitalized interest decreased $0.2 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to lower construction work-in-progress balances in the 2005 period.

Financial Condition and Liquidity

Cash generated from operations, credit facilities and debt and equity offerings are our primary sources of liquidity.  At June 30, 2005, we had a working capital surplus of $62.0 million, while at December 31, 2004, we had a working capital deficit of $37.8 million.  At June 30, 2005, we had approximately $278.6 million in available borrowing capacity under our revolving credit facility to cover any working capital needs.  Cash flows for the six months ended June 30, 2005 and 2004 were as follows (in millions):

	Six Months Ended
	June 30,
	2005	2004
Cash provided by (used in):
Operating activities	$24.6	$132.0
Investing activities	(126.0)	(81.9)
Financing activities	86.5	(65.7)

Operating Activities

Net cash from operating activities for the six months ended June 30, 2005 and 2004, was comprised of the following (in millions):

	Six Months Ended
	June 30,
	2005	2004
Net income	$90.8	$78.2
Depreciation and amortization	52.1	54.2
Earnings in equity investments	(14.3)	(17.2)
Distributions from equity investments	19.0	20.8
Gains on sales of assets	(0.6)	(0.1)
Non-cash portion of interest expense	0.8	(0.2)
Cash used in working capital and other	(123.2)	(3.7)

Net cash from operating activities	$24.6	$132.0

For a discussion of changes in earnings before interest, depreciation and amortization, equity earnings, gain on sales of assets by segment and consolidated interest expense – net, see Results of Operations for the Downstream Segment, Upstream Segment and Midstream Segment in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Cash provided by operating activities decreased $107.4 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to the timing of cash disbursements and cash receipts for crude oil inventory and other working capital components and a decrease in distributions received from our equity investments during the six months ended June 30, 2005, partially offset by higher net income and lower depreciation and amortization expense in the 2005 period.

 During the second quarter of 2005, we purchased crude oil and simultaneously entered into offsetting sales contracts for physical delivery during the third quarter of 2005.  The purpose of these contracts was to lock in a margin on the crude oil while it is stored in our facilities.  These purchases had a negative impact on cash flows from operating activities when the invoices for the crude oil were paid during the second quarter of 2005.  We utilized borrowings under our revolving credit facility to fund a large portion of the crude oil purchases.  These borrowings on our revolving credit facility are shown as financing activities in the statement of cash flows. As such, until we deliver the crude oil and receive payment from our customers, operating activities in the statement of cash flows will be negatively impacted by this activity.

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

Net cash from operating activities for the six months ended June 30, 2005 and 2004, included interest payments, net of amounts capitalized, of $41.1 million and $41.2 million, respectively.  Excluding the effects of hedging activities and interest capitalized during the year ended December 31, 2005, we expect interest payments on our fixed rate Senior Notes to be approximately $77.8 million.  We expect to pay our interest payments with cash flows from operating activities.

Investing Activities

Cash flows used in investing activities totaled $126.0 million for the six months ended June 30, 2005, and were comprised of $82.9 million of capital expenditures, $42.5 million for the acquisition of crude oil assets and $1.1 million of cash contributions for TE Products’ ownership interest in MB Storage, partially offset by $0.5 million in net cash proceeds from an asset sale in our Midstream Segment.  Cash flows used in investing activities totaled $81.9 million for the six months ended June 30, 2004, and were comprised of $60.3 million of capital expenditures, $1.5 million of cash contributions for TE Products’ ownership interest in Centennial, $17.2 million of cash contributions for TE Products’ ownership interest in MB Storage and $3.0 million for the acquisition of assets, partially offset by $0.1 million in net cash proceeds from asset sales in our Upstream and Downstream Segments.

Financing Activities

Cash flows provided by financing activities totaled $86.5 million for the six months ended June 30, 2005, and were comprised of $278.8 million from the issuance of 7.0 million Units in May and June 2005, partially offset by $117.3 million of distributions paid to unitholders and $75.0 million in repayments, net of borrowings, on our revolving credit facility.  Cash flows used in financing activities totaled $65.7 million for the six months ended June 30, 2004, and were comprised of $115.7 million of distributions paid to unitholders, partially offset by $50.0 million in borrowings, net of repayments, from our revolving credit facility.

Centennial entered into credit facilities totaling $150.0 million and, as of June 30, 2005, $150.0 million was outstanding under those credit facilities.  The proceeds were used to fund construction and conversion costs of Centennial’s pipeline system.  TE Products and Marathon Ashland Petroleum LLC (“Marathon”) have each guaranteed one-half of Centennial’s debt, up to a maximum of $75.0 million each.

Universal Shelf

We have filed with the Securities and Exchange Commission a universal shelf registration statement that, subject to agreement on terms at the time of use and appropriate supplementation, allows us to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof.  During the three months ended June 30, 2005, we issued $279.2 million of equity securities.  At June 30, 2005, we had $1.7 billion remaining under this shelf registration, subject to customary marketing terms and conditions.

Credit Facilities and Interest Rate Swap Agreements

On June 27, 2003, we entered into a $550.0 million revolving credit facility with a three-year term, including the issuance of letters of credit of up to $20.0 million (“Revolving Credit Facility”).  The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings.  The credit agreement for the Revolving Credit Facility contains certain restrictive financial covenant ratios.  On October 21, 2004, we amended our Revolving Credit Facility to (i) increase the facility size to $600.0 million, (ii) extend the term to October 21, 2009, (iii) remove certain restrictive covenants, (iv) increase the available amount for the issuance of letters of credit up to $100.0 million and (v) decrease the LIBOR rate spread charged at the time of each borrowing.  On February 23, 2005, we again amended our Revolving Credit Facility to remove the requirement that DEFS must at all times own, directly or indirectly, 100% of our General Partner, to allow for its acquisition by DFI.  During the second quarter of 2005, we used a portion of the proceeds from equity offerings in

May 2005 and June 2005 to repay a portion of the Revolving Credit Facility (see Note 8.  Partners’ Capital and Distributions).  At June 30, 2005, $278.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 4.3%.  At June 30, 2005, we were in compliance with the covenants of this credit agreement.

We have entered into interest rate swap agreements to hedge our exposure to cash flows and fair value changes.  These agreements are more fully described in Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following table summarizes our credit facilities as of June 30, 2005 (in millions):

	As of June 30, 2005
		Available
	Outstanding	Borrowing	Maturity
Description:	Principal	Capacity	Date
Revolving Credit Facility (1)	$278.0	$322.0	October 2009
6.45% Senior Notes (2)	180.0	—	January 2008
7.625% Senior Notes (2)	500.0	—	February 2012
6.125% Senior Notes (2)	200.0	—	February 2013
7.51% Senior Notes (2)	210.0	—	January 2028
Total	$1,368.0	$322.0

(1)          Our Revolving Credit Facility contains restrictive covenants that require us to maintain certain financial ratios.  Under the most restrictive financial covenant, approximately $278.6 million was available to be borrowed for working capital needs at June 30, 2005.  Certain of these restrictive covenants are adjusted in the event of an acquisition by us, which would permit additional borrowings under the facility.

(2)          Our TE Products subsidiary entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its 7.51% Senior Notes due 2028.  At June 30, 2005, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $7.4 million related to this interest rate swap agreement.  We also entered into interest rate swap agreements to hedge our exposure to changes in the fair value of our 7.625% Senior Notes due 2012.  At June 30, 2005, the 7.625% Senior Notes include a deferred gain, net of amortization, from previous interest rate swap terminations of $34.6 million.  At June 30, 2005, our 6.45% Senior Notes, our 7.625% Senior Notes and our 6.125% Senior Notes include $2.6 million of unamortized debt discounts.  The fair value adjustments, the deferred gain adjustment and the unamortized debt discounts are excluded from this table.

Distributions and Issuance of Additional Limited Partner Units

We paid cash distributions of $117.3 million ($1.325 per Unit) and $115.7 million ($1.3125 per Unit) during the six months ended June 30, 2005 and 2004, respectively.  Additionally, we declared a cash distribution of $0.675 per Unit for the quarter ended June 30, 2005. We will pay the distribution of $66.9 million on August 5, 2005, to unitholders of record on July 29, 2005.

On May 5, 2005, we sold in an underwritten public offering 6.1 million Units at $41.75 per Unit.  The proceeds from the offering, net of underwriting discount, totaled approximately $244.5 million.  On June 8, 2005, 865,000 Units were sold upon exercise of the underwriters’ over-allotment option granted in connection with the offering on May 5, 2005.  Proceeds from the over-allotment sale, net of underwriting discount, totaled $34.7 million.  The proceeds were used to reduce indebtedness under our Revolving Credit Facility, to fund revenue generating and system upgrade capital expenditures and for general partnership purposes.

General Partner Interest

As of June 30, 2005, and December 31, 2004, we had deficit balances of $40.3 million and $33.0 million, respectively, in our General Partner’s equity account. These negative balances do not represent assets to us and do not represent obligations of the General Partner to contribute cash or other property to us. The General Partner’s equity account generally consists of its cumulative share of our net income less cash distributions made to it plus capital contributions that it has made to us (see our Consolidated Statement of Partners’ Capital for a detail of the General Partner’s equity account).  For the six months ended June 30, 2005, the General Partner was allocated $26.6 million (representing 29.27%) of our net income and received $33.8 million in cash distributions.

Capital Accounts, as defined under our Partnership Agreement, are maintained for our General Partner and our limited partners.  The Capital Account provisions of our Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity accounts reflected under accounting principles generally accepted in the United States in our financial statements.  Under our Partnership Agreement, the General Partner is required to make additional capital contributions to us upon the issuance of any additional Units if necessary to maintain a Capital Account balance equal to 1.999999% of the total Capital Accounts of all partners.  At June 30, 2005, and December 31, 2004, the General Partner’s Capital Account balance substantially exceeded this requirement.

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

Cash distributions that we make during a period may exceed our net income for the period.  We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion.  Cash distributions in excess of net income allocations and capital contributions during the year ended December 31, 2004, and the six months ended June 30, 2005, resulted in deficits in the General Partner’s equity account at December 31, 2004, and June 30, 2005.  Future cash distributions that exceed net income will result in an increase in the deficit balance in the General Partner’s equity account.

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

Future Capital Needs and Commitments

We estimate that capital expenditures, excluding acquisitions, for 2005 will be approximately $283.0 million (which includes $7.0 million of capitalized interest).  We expect to spend approximately $209.8 million for revenue generating projects and facility improvements.  Capital spending on revenue generating projects and facility improvements will include approximately $43.8 million for the expansion of our Downstream Segment facilities.  We expect to spend $25.7 million to expand our Upstream Segment pipelines and facilities in West Texas and Oklahoma and approximately $140.3 million to expand our Midstream Segment assets, with further expansions on our Jonah system.  We expect to spend approximately $41.0 million to sustain existing operations, including life-cycle replacements for equipment at various facilities and pipeline and tank replacements among all of our business segments.  We expect to spend approximately $25.2 million to improve operational efficiencies and reduce costs among all of our business segments.  We continually review and evaluate potential capital improvements and expansions that would be complementary to our present business operations.  These expenditures can vary greatly depending on the magnitude of our transactions.  We may finance capital expenditures through internally generated funds, debt or the issuance of additional equity.

Our debt repayment obligations consist of payments for principal and interest on (i) the TE Products $180.0 million 6.45% Senior Notes due January 15, 2008, (ii) outstanding principal amounts under the Revolving Credit Facility due in October 2009 ($278.0 million outstanding at June 30, 2005), (iii) our $500.0 million 7.625% Senior Notes due February 15, 2012, (iv) our $200.0 million 6.125% Senior Notes due February 1, 2013, and (v) the TE Products $210.0 million 7.51% Senior Notes due January 15, 2028.

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

During the six months ended June 30, 2005, TE Products contributed $1.1 million to MB Storage.  No amounts were contributed to Centennial during the six months ended June 30, 2005.  During the six months ended June 30, 2004, TE Products contributed $1.5 million to Centennial to cover operating needs and capital expenditures and $17.2 million to MB Storage, of which $16.5 million was used to acquire storage assets in April 2004.  During the remainder of 2005, TE Products may be required to contribute cash to Centennial to cover capital expenditures, acquisitions or other operating needs and to MB Storage to cover significant capital expenditures or additional acquisitions.

Off-Balance Sheet Arrangements

We do not rely on off-balance sheet borrowings to fund our acquisitions.  We have no off-balance sheet commitments for indebtedness other than the limited guaranty of Centennial debt and leases covering assets utilized in several areas of our operations.

Contractual Obligations

The following table summarizes our debt repayment obligations and material contractual commitments as of June 30, 2005 (in millions):

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Revolving Credit Facility	$278.0	$—	$278.0	$—	$—
6.45% Senior Notes due 2008 (1) (2)	180.0	—	—	180.0	—
7.625% Senior Notes due 2012 (2)	210.0	—	—	—	210.0
6.125% Senior Notes due 2013 (2)	500.0	—	—	—	500.0
7.51% Senior Notes due 2028 (1) (2)	200.0	—	—	—	200.0
Debt subtotal	1,368.0	—	278.0	180.0	910.0

Operating leases	78.1	19.0	30.0	12.8	16.3
Capital expenditure obligations (3)	17.2	17.2	—	—	—
Other liabilities and deferred credits (4)	3.6	—	2.9	0.7	—

Total	$1,466.9	$36.2	$310.9	$193.5	$926.3

(1)          Obligations of TE Products.

(2)          Our TE Products subsidiary entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its 7.51% Senior Notes due 2028.  At June 30, 2005, the 7.51% Senior Notes include an adjustment to increase the fair value of the debt by $7.4 million related to this interest rate swap agreement.  We also entered into interest rate swap agreements to hedge our exposure to changes in the fair value of our 7.625% Senior Notes due 2012.  At June 30, 2005, the 7.625% Senior Notes include a deferred gain, net of amortization, from previous interest rate swap terminations of $34.6 million.  At June 30, 2005, our 6.45% Senior Notes, our 7.625% Senior Notes and our 6.125% Senior Notes include $2.6 million of unamortized debt discounts.  The fair value adjustments, the deferred gain adjustment and the unamortized debt discounts are excluded from this table.

(3)          Includes accruals for costs incurred but not yet paid relating to capital projects.

(4)          Excludes approximately $9.1 million of long-term deferred revenue payments, which are being transferred to income over the term of the respective revenue contracts.  The amount of commitment by year is our best estimate of projected payments of these long-term liabilities.

We expect to repay the long-term, senior unsecured obligations and bank debt through the issuance of additional long-term senior unsecured debt at the time the 2008, 2012, 2013 and 2028 debt matures, issuance of additional equity, with proceeds from dispositions of assets, cash flow from operations or any combination of the above items.

In addition to the items in the table above, we have entered into various operational commitments and agreements related to pipeline operations and to the marketing, transportation, terminaling and storage of crude oil.  The majority of contractual commitments for the purchase of crude oil that are made range in term from a thirty-day evergreen to three years.  A substantial portion of the contracts for the purchase of crude oil that extend beyond thirty days include cancellation provisions that allow us to cancel the contract with thirty days written notice.  During the six months ended June 30, 2005, crude oil purchases averaged approximately $552.5 million per month.

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

As of June 30, 2005, we had $278.6 million in available borrowing capacity under the Revolving Credit Facility, subject to compliance with prescribed financial covenants.  We expect that cash flows from operating activities will be adequate to fund cash distributions and capital additions necessary to sustain existing operations.  However, future expansionary capital projects and acquisitions will require funding through borrowings under our Revolving Credit Facility or proceeds from the sale of additional debt or equity offerings, or any combination thereof.

Our senior unsecured debt is rated BBB- by Standard and Poors (“S&P”) and Baa3 by Moody’s Investors Service (“Moody’s”).  S&P assigned this rating on June 14, 2005, following its review of the ownership structure, corporate governance issues, and proposed funding after the acquisition of the General Partner by DFI.  Both ratings are with a stable outlook.  A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness.  Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change.  The senior unsecured debt of our subsidiary, TE Products, is also rated BBB- by S&P and Baa3 by Moody’s.  Both ratings are with a stable outlook.

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

In 1994, the Louisiana Department of Environmental Quality (“LDEQ”) issued a compliance order for environmental contamination at our Arcadia, Louisiana facility.  In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination.  At June 30, 2005, we have an accrued liability of $0.2 million for remediation costs at our Arcadia facility.  Effective in March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

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

On July 22, 2004, we experienced a release of approximately 12 barrels of jet fuel from a sump at our Lebanon, Ohio, terminal.  The released jet fuel was contained within a storm water retention pond located on the terminal property.  Six migratory waterfowl were affected by the jet fuel and were subsequently euthanized by or at the request of the United States Fish and Wildlife Service (“USFWS”).  On October 1, 2004, the USFWS served us with a Notice of Violation, alleging that we violated 16 USC 703 of the Migratory Bird Treaty Act for the “take[ing] of migratory birds by illegal methods.”  On February 7, 2005, we entered into a Memorandum of Understanding (“MOU”) with the USFWS, and on June 23, 2005, we notified the USFWS that we had completed all requirements under the MOU, thus terminating the agreement and settling all aspects of this matter. The terms of this settlement did not have a material effect on our financial position, results of operations or cash flows.

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

At June 30, 2005, we have an accrued liability of $4.1 million related to various TCTM and TE Products sites requiring environmental remediation activities.   We do not expect that the completion of remediation programs associated with TCTM and TE Products activities will have a future material adverse effect on our financial position, results of operations or cash flows.

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

Retirement and Election of Officers

On July 12, 2005, we announced that Charles H. Leonard elected to retire effective July 8, 2005, as Senior Vice President and Chief Financial Officer of our General Partner.  Tracy E. Ohmart, Controller of the General Partner, became the acting Chief Financial Officer.

Mr. Ohmart, age 37, has served as Controller of our General Partner since May 2002.  Mr. Ohmart joined our General Partner in January 2001 and has held various positions within the Company until he became Assistant Controller in May 2001.  Prior to his employment with our General Partner, Mr. Ohmart spent 12 years in various positions at ARCO Pipe Line Company, most recently serving as supervisor of general accounting and policy.

Mr. William Ordemann was elected Senior Vice President of our General Partner effective July 25, 2005.  Mr. Ordemann will be responsible for leading commercial development activities for Jonah.  Mr. Ordemann also serves as Senior Vice President of Enterprise Products GP, LLC (“Enterprise GP”), the general partner of Enterprise Products Partners L.P.  Prior to joining Enterprise GP, Mr. Ordemann served as vice president of Tejas Natural Gas Liquids, LLC from February 1998 to September 1999, and vice president of Shell Midstream Enterprises, LLC from January 1997 to February 1998.

Mr. Stephen O. McNair was elected Vice President of our General Partner effective July 25, 2005.  Mr. McNair will have leadership responsibility for our  Natural Gas Services organization, including Jonah operations and Val Verde activities.  Mr. McNair joined our General Partner in June 2005.  He was previously Rockies Region vice president for DEFS.  He joined DEFS as general manager of Operations, West Permian Region in 2000.  Prior to his employment with DEFS, Mr. McNair held various engineering, commercial and operations management positions with Conoco Inc. and GPM Gas Corporation.

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

We seek to maintain a position that is substantially balanced between crude oil purchases and sales and future delivery obligations.  On the majority of our crude oil derivative contracts, we take the normal purchase and normal sale exclusion in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.  At June 30, 2005, we have $75.8 million of crude oil inventory for which we have entered into forward crude sales contracts to mitigate the risk of price volatility.

Occasionally, customers require pricing terms which do not allow us to balance our position.  Additionally, certain pricing terms may expose us to movements in margin.  On a small portion of our crude oil marketing business, we enter into derivative contracts such as swaps and other business hedging devices for which we cannot take the normal purchase and normal sale exclusion and for which we do not elect hedge accounting.  The terms of these contracts are less than one year.  The purpose is to balance our position or lock in a margin and, as such, do not expose us to any additional significant market risk.  We mark these transactions to market and the changes in the fair value are recognized in current earnings.  This results in some financial statement variability during quarterly periods; however, any unrealized gains and losses reflected in the financial statements related to marking these transactions to market are offset by realized gains and losses in different quarterly periods when the transactions are settled.

At June 30, 2005, we had $278.0 million outstanding under our variable interest rate revolving credit facility.  The interest rate is based, at our option, on either the lender’s base rate plus a spread or LIBOR plus a spread in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semiannually.  Utilizing the balances of our variable interest rate debt outstanding at June 30, 2005, and assuming market interest rates increase 100 basis points, the potential annual increase in interest expense would be $2.8 million.

At June 30, 2005, TE Products had outstanding $180.0 million principal amount of 6.45% Senior Notes due 2008 and $210.0 million principal amount of 7.51% Senior Notes due 2028 (collectively, the “TE Products Senior Notes”).  At June 30, 2005, the estimated fair value of the TE Products Senior Notes was approximately $412.6 million.  At June 30, 2005, we had outstanding $500.0 million principal amount of 7.625% Senior Notes due 2012 and $200.0 million principal amount of 6.125% Senior Notes due 2013.  At June 30, 2005, the estimated fair value of the $500.0 million 7.625% Senior Notes and the $200.0 million 6.125% Senior Notes was approximately $570.4 million and $212.0 million, respectively.

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

In October 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge.  The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes.  Under the swap agreement, TE Products pays a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread, and receives a fixed rate of interest of 7.51%.  During the six months ended June 30, 2005, and 2004, we recognized reductions in interest expense of $3.3 million and $5.1 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  During the quarter ended June 30, 2005, we measured the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized.  The fair value of this interest rate swap was a gain of approximately $7.4 million and $3.4 million at June 30, 2005, and December 31, 2004, respectively.  Utilizing the balance of the 7.51% TE Products Senior Notes outstanding at June 30, 2005 and including the effects of hedging activities, assuming market interest rates increase 100 basis points, the potential annual increase in interest expense is $2.1 million.

In July 2000, we entered into an interest rate swap agreement to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facility.  This interest rate swap matured in April 2004.  We designated this swap agreement, which hedged exposure to variability in expected future cash flows attributed to changes in interest rates, as a cash flow hedge. The swap agreement was based on a notional amount of $250.0 million.  Under the swap agreement, we paid a fixed rate of interest of 6.955% and received a floating rate based on a three-month U.S. Dollar LIBOR rate.  Because this swap was designated as a cash flow hedge, the changes in fair value, to the extent the swap was effective, were recognized in other comprehensive income until the hedged interest costs were recognized in earnings.  From January 2004 through April 2004, we recognized an increase in interest expense of $2.9 million related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.

During 2002, we entered into interest rate swap agreements, designated as fair value hedges, to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012.  The swap agreements had a combined notional amount of $500.0 million and matured in 2012 to match the principal and maturity of the Senior Notes.  Under the swap agreements, we paid a floating rate of interest based on a U.S. Dollar LIBOR rate, plus a spread, and received a fixed rate of interest of 7.625%.  These swap agreements were later terminated in 2002 resulting in gains of $44.9 million.  The gains realized from the swap terminations have been deferred as adjustments to the carrying value of the Senior Notes and are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the Senior Notes.  At June 30, 2005, the unamortized balance of the deferred gains was $34.6 million.  In the event of early extinguishment of the Senior Notes, any remaining unamortized gains would be recognized in the consolidated statement of income at the time of extinguishment.

During May 2005, we executed a treasury rate lock agreement with a notional amount of $200.0 million to hedge our exposure to increases in the treasury rate that was to be used to establish the fixed interest rate for a debt offering that was proposed to occur in the second quarter of 2005.  During June 2005, the proposed debt offering was cancelled, and the  treasury lock was terminated with a realized loss of $2.0 million.  The realized loss was recorded as a component of interest expense in the consolidated statements of income.

Item 4.  Controls and Procedures

The principal executive officer and principal financial officer of our General Partner, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Control over Financial Reporting

Through February 23, 2005, our General Partner was an indirect subsidiary of Duke Energy, and Duke Energy’s Audit Services Department provided our internal audit functions.  On February 24, 2005, the General Partner was acquired by DFI, an affiliate of EPCO.  EPCO, using its own personnel and third party providers, will provide us with internal audit services.  EPCO expects the transition of internal audit functions to be completed in the third quarter of 2005.  This change is not expected to adversely affect our internal audit process or our internal control over financial reporting.

There has been no significant change in our internal control over financial reporting during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As a result, no corrective actions were required or undertaken.

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

10.1*	Amendments to the TEPPCO Retirement Cash Balance Plan and the TEPPCO Supplemental Benefit Plan dated as of May 27, 2005.
10.2*	Agreement and Release between Charles H. Leonard and Texas Eastern Products Pipeline Company, LLC dated as of July 11, 2005.
12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

** Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+  A management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEPPCO Partners, L.P.
(Registrant)
(A Delaware Limited Partnership)

By: Texas Eastern Products Pipeline
Company, LLC, as General Partner

	By:	/s/ BARRY R. PEARL
Barry R. Pearl,
President and Chief Executive Officer

	By:	/s/ TRACY E. OHMART
Tracy E. Ohmart,
Chief Financial Officer

Date: August 2, 2005