Form 10-Q/A
period 2005-06-30
TEPPCO PARTNERS LP
filed 2006-06-16
CIK 857644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10403

TEPPCO Partners, L.P.

(Exact name of Registrant as specified in its charter)

Delaware	76-0291058
(State of Incorporation	(I.R.S. Employer
or Organization)	Identification Number)

1100 Louisiana Street, 13th Floor
P.O. Box 2521
Houston, Texas 77252-2521
(Address of principal executive offices, including zip code)

(713) 381-3636
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

EXPLANATORY NOTE

This Amended Quarterly Report (“Report”) on Form 10-Q includes restated financial statements as of and for the three months and six months ended June 30, 2005 and 2004. The restated financial statements include the effect of correcting the accounting for our excess investments in Centennial Pipeline LLC and Seaway Crude Pipeline Company from an intangible asset with an indefinite life and equity method goodwill, respectively, to intangible assets with determinable lives. The restatement caused a $1.3 million, or $0.02 per unit, and $1.1 million, or $0.02 per unit, reduction to net income and earnings per unit as previously reported for the three months ended June 30, 2005 and 2004, respectively. The restatement caused a $2.5 million, or $0.03 per unit, and $1.8 million, or $0.02 per unit, reduction to net income and earnings per unit as previously reported for the six months ended June 30, 2005 and 2004, respectively.

For further discussion of the effect of the restatement, see Note 14. Restatement of Consolidated Financial Statements in this Report and Note 20. Restatement of Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Annual Report”).

In our 2005 Annual Report, we indicated in the introductory explanatory note that the restatement presented in this filing would be reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006. We also noted that we did not plan to file any other amendments to our previously filed Quarterly Reports on Form 10-Q since we had included restated financial data for the quarterly periods ended March 31, 2005 and 2004, June 30, 2005 and 2004, and September 30, 2005 and 2004 in our 2005 Annual Report. However, we are amending our Quarterly Report on Form 10-Q for the period ended June 30, 2005, in order to provide investors with a more convenient comparative presentation of the effects of the restatement for the quarterly periods ended June 30, 2005 and 2004.

As a result of the restatement described above, this Report amends the following sections of our Form 10-Q for the period ended June 30, 2005, which was filed with the Securities and Exchange Commission on August 2, 2005 (the “Initial Report”):

Part I—Item 1. Financial Statements

Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as specified with respect to certain aspects of the restatement, we have not updated the disclosures contained in this Report to reflect any events that occurred at a date subsequent to the filing of the Initial Report, and this Report continues to speak as of the date of the Initial Report. This Report does not affect the information originally set forth in the Initial Report that has not been amended as described above. However, we have included the remaining portions of the Initial Report that have not been amended herein for ease of reference.

i

TEPPCO PARTNERS, L.P.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2005 (unaudited) (as restated) and December 31, 2004

Consolidated Statements of Income for the three months and six months ended June 30, 2005 and 2004 (unaudited) (as restated)

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited) (as restated)

Consolidated Statement of Partners’ Capital for the six months ended June 30, 2005 (unaudited) (as restated)

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

Signatures

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEPPCO PARTNERS,  L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2005	2004
	(as restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,494	$16,422
Accounts receivable, trade (net of allowance for doubtful accounts of $182 and $112)	686,677	553,628
Accounts receivable, related parties	3,402	11,845
Inventories	98,487	19,521
Other	57,504	42,138
Total current assets	847,564	643,554
Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $442,282 and $407,670)	1,789,866	1,703,702
Equity investments	360,239	363,307
Intangible assets	393,271	407,358
Goodwill	16,944	16,944
Other assets	58,746	51,419
Total assets	$3,466,630	$3,186,284

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$685,563	$564,464
Accounts payable, related parties	5,420	24,654
Accrued interest	32,506	32,292
Other accrued taxes	13,407	13,309
Other	48,641	46,593
Total current liabilities	785,537	681,312
Senior Notes	1,129,394	1,127,226
Other long-term debt	278,000	353,000
Other liabilities and deferred credits	12,729	13,643
Commitments and contingencies
Partners’ capital:
General partner’s interest	(43,868)	(35,881)
Limited partners’ interests	1,304,838	1,046,984
Total partners’ capital	1,260,970	1,011,103
Total liabilities and partners’ capital	$3,466,630	$3,186,284

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per Unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
Operating revenues:
Sales of petroleum products	$1,963,617	$1,232,807	$3,350,826	$2,414,920
Transportation — Refined products	37,834	38,937	72,799	69,908
Transportation — LPGs	14,470	13,721	46,701	42,501
Transportation — Crude oil	9,042	9,213	18,214	18,876
Transportation — NGLs	11,387	10,578	21,606	20,592
Gathering — Natural gas	36,956	34,427	73,516	68,929
Other	17,074	14,881	33,323	36,899
Total operating revenues	2,090,380	1,354,564	3,616,985	2,672,625

Costs and expenses:
Purchases of petroleum products	1,943,696	1,217,312	3,316,156	2,384,653
Operating, general and administrative	49,979	52,640	99,997	104,443
Operating fuel and power	11,546	11,035	22,616	22,995
Depreciation and amortization	26,292	26,411	52,055	54,231
Taxes — other than income taxes	4,272	4,831	9,708	10,125
Gains on sales of assets	(68)	(66)	(566)	(124)
Total costs and expenses	2,035,717	1,312,163	3,499,966	2,576,323

Operating income	54,663	42,401	117,019	96,302

Interest expense — net	(21,627)	(16,464)	(40,914)	(36,059)
Equity earnings	7,751	10,453	11,845	15,391
Other income — net	135	240	401	716

Net income	$40,922	$36,630	$88,351	$76,350

Net Income Allocation:
Limited Partner Unitholders	$28,748	$26,063	$62,495	$54,325
General Partner	12,174	10,567	25,856	22,025
Total net income allocated	$40,922	$36,630	$88,351	$76,350

Basic and diluted net income per Limited Partner Unit	$0.43	$0.41	$0.96	$0.86

Weighted average Limited Partner Units outstanding	66,559	62,999	64,789	62,999

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$88,351	$76,350
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,055	54,231
Earnings in equity investments, net of distributions	7,202	5,459
Gains on sales of assets	(566)	(124)
Non-cash portion of interest expense	810	(219)
Increase in accounts receivable, trade	(133,049)	(93,044)
Decrease (increase) in accounts receivable, related parties	8,443	(7,225)
Increase in inventories	(70,587)	(213)
(Increase) decrease in other current assets	(15,265)	3,244
Increase in accounts payable and accrued expenses	116,025	98,800
Decrease in accounts payable, related parties	(19,234)	(9,161)
Other	(9,585)	3,950
Net cash provided by operating activities	24,600	132,048

Cash flows from investing activities:
Proceeds from the sales of assets	510	141
Purchase of assets	(42,482)	(2,962)
Investment in Centennial Pipeline LLC	—	(1,500)
Investment in Mont Belvieu Storage Partners, L.P.	(1,109)	(17,211)
Capital expenditures	(82,963)	(60,390)
Net cash used in investing activities	(126,044)	(81,922)

Cash flows from financing activities:
Proceeds from revolving credit facility	299,307	149,800
Repayments on revolving credit facility	(374,307)	(99,800)
Issuance of Limited Partner Units, net	278,832	—
Distributions paid	(117,316)	(115,741)
Net cash provided by (used in) financing activities	86,516	(65,741)

Net decrease in cash and cash equivalents	(14,928)	(15,615)

Cash and cash equivalents at beginning of period	16,422	29,469
Cash and cash equivalents at end of period	$1,494	$13,854

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$41,067	$41,208

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

(in thousands, except Unit amounts)

	Outstanding
	Limited	General	Limited
	Partner	Partner’s	Partners’
	Units	Interest	Interests	Total
Partners’ capital at December 31, 2004	62,998,554	$(35,881)	$1,046,984	$1,011,103
Issuance of Limited Partner Units, net	6,965,000	—	278,832	278,832
Net income allocation	—	25,856	62,495	88,351
Cash distributions	—	(33,843)	(83,473)	(117,316)

Partners’ capital at June 30, 2005 (as restated)	69,963,554	$(43,868)	$1,304,838	$1,260,970

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

We restated our consolidated financial statements and related financial information for the three months  and six months ended June 30, 2005 and 2004, for an accounting correction. See Note 14. Restatement of Consolidated Financial Statements for a discussion of the restatement adjustment and the impact on previously issued financial statements.

Net Income Per Unit

Basic net income per Limited Partner Unit (“Unit” or “Units”) is computed by dividing our net income, after deduction of the General Partner’s interest, by the weighted average number of Units outstanding (a total of 66.6 million and 64.8 million Units for the three months and six months ended June 30, 2005, respectively, and 63.0 million Units for the three months and six months ended June 30, 2004). The General Partner’s percentage interest in our net income is based on its percentage of cash distributions from Available Cash for each period (see Note 8. Partners’ Capital and Distributions). The General Partner was allocated $12.2 million (representing 29.75%) and $10.6 million (representing 28.85%) of our net income for the three months ended June 30, 2005 and 2004, respectively, and $25.9 million (representing 29.27%) and $22.0 million (representing 28.85%) of our net income for the six months ended June 30, 2005 and 2004, respectively. The General Partner’s percentage interest in our net income increases as cash distributions paid per Unit increase, in accordance with our limited partnership agreement.

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

The following table presents the carrying amount of goodwill at both June 30, 2005 and December 31, 2004, by business segment (in thousands):

	Downstream Segment	Midstream Segment	Upstream Segment	Segments Total
Goodwill	$—	$2,777	$14,167	$16,944

Other Intangible Assets

The following table reflects the components of intangible assets, including excess investments, being amortized at June 30, 2005, and December 31, 2004 (in thousands):

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Gathering and transportation agreements	$464,337	$(103,856)	$464,337	$(91,262)
Fractionation agreement	38,000	(13,775)	38,000	(12,825)
Other	11,520	(2,955)	12,262	(3,154)
Subtotal	513,857	(120,586)	514,599	(107,241)
Excess investments:
Centennial Pipeline LLC	33,400	(10,992)	33,400	(8,875)
Seaway Crude Pipeline Company	27,100	(3,418)	27,100	(3,072)
Subtotal	60,500	(14,410)	60,500	(11,947)
Total intangible assets	$574,357	$(134,996)	$575,099	$(119,188)

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

Amortization expense on intangible assets was $7.0 million and $8.3 million for the three months ended June 30, 2005 and 2004, respectively, and $14.1 million and $16.5 million for the six months ended June 30, 2005 and 2004, respectively. Amortization expense on excess investments included in equity earnings was $1.3 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively, and $2.5 million and $1.8 million for the six months ended June 30, 2005 and 2004, respectively.

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

The following table sets forth the estimated amortization expense of intangible assets for the years ending December 31 (in thousands):

	Intangible Assets	Excess Investments
2005	$28,417	$4,763
2006	31,327	4,691
2007	33,066	5,113
2008	33,148	5,438
2009	31,115	6,878

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

The following table summarizes the principal amounts outstanding under all of our credit facilities as of June 30, 2005, and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Credit Facilities:
Revolving Credit Facility, due October 2009	$278,000	$353,000
6.45% TE Products Senior Notes, due January 2008	179,922	179,906
7.625% Senior Notes, due February 2012	498,548	498,438
6.125% Senior Notes, due February 2013	198,916	198,845
7.51% TE Products Senior Notes, due January 2028	210,000	210,000
Total borrowings	1,365,386	1,440,189
Adjustment to carrying value associated with hedges of fair valueswaps	42,008	40,037
Total Credit Facilities	$1,407,394	$1,480,226

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

General Partner’s Interest

As of June 30, 2005, and December 31, 2004, we had deficit balances of $43.9 million and $35.9 million, respectively, in our General Partner’s equity account. These negative balances do not represent assets to us and do not represent obligations of the General Partner to contribute cash or other property to us. The General Partner’s equity account generally consists of its cumulative share of our net income less cash distributions made to it plus capital contributions that it has made to us (see our Consolidated Statement of Partners’ Capital for a detail of the

General Partner’s equity account). For the six months ended June 30, 2005, the General Partner was allocated $25.9 million (representing 29.27%) of our net income and received $33.8 million in cash distributions.

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

In May 2005, benefits provided to employees under the TEPPCO OPB were changed. Employees eligible for these benefits will receive them through December 31, 2005, however, effective January 1, 2006, these benefits will be terminated. In June 2005, as a result of this change in benefits and in accordance with SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, we recorded a curtailment credit of approximately $2.6 million in our accumulated postretirement obligation, partially offset by a curtailment charge of approximately $1.0 million related to the accelerated recognition of the unrecognized prior service costs. The net effect of these curtailment adjustments was to reduce our accumulated postretirement obligation to the total of the expected remaining 2005 payments under the TEPPCO OPB.

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

The table below includes financial information by reporting segment for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30, 2005
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
	(as restated)	(as restated)		(as restated)		(as restated)
Sales of petroleum products	$—	$1,961,302	$2,315	$1,963,617	$—	$1,963,617
Operating revenues	63,438	11,698	52,336	127,472	(709)	126,763
Purchases of petroleum products	—	1,942,599	1,806	1,944,405	(709)	1,943,696
Operating expenses, including power	38,680	15,214	11,903	65,797	—	65,797
Depreciation and amortization expense	9,801	3,651	12,840	26,292	—	26,292
Gains on sales of assets	(15)	(53)	—	(68)	—	(68)
Operating income	14,972	11,589	28,102	54,663	—	54,663
Equity earnings (losses)	(246)	7,997	—	7,751	—	7,751
Other income, net	121	(46)	60	135	—	135
Earnings before interest	$14,847	$19,540	$28,162	$62,549	$—	$62,549

	Three Months Ended June 30, 2004
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
	(as restated)	(as restated)		(as restated)		(as restated)
Sales of petroleum products	$—	$1,231,019	$1,788	$1,232,807	$—	$1,232,807
Operating revenues	62,364	11,841	48,216	122,421	(664)	121,757
Purchases of petroleum products	—	1,216,307	1,669	1,217,976	(664)	1,217,312
Operating expenses, including power	38,551	15,050	14,905	68,506	—	68,506
Depreciation and amortization expense	9,211	3,045	14,155	26,411	—	26,411
Gains on sales of assets	(17)	(49)	—	(66)	—	(66)
Operating income	14,619	8,507	19,275	42,401	—	42,401
Equity earnings (losses)	(1,465)	11,918	—	10,453	—	10,453
Other income, net	173	51	16	240	—	240
Earnings before interest	$13,327	$20,476	$19,291	$53,094	$—	$53,094

	Six Months Ended June 30, 2005
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
	(as restated)	(as restated)		(as restated)		(as restated)
Sales of petroleum products	$—	$3,346,369	$4,457	$3,350,826	$—	$3,350,826
Operating revenues	141,605	23,411	103,192	268,208	(2,049)	266,159
Purchases of petroleum products	—	3,315,029	3,176	3,318,205	(2,049)	3,316,156
Operating expenses, including power	75,866	30,659	25,796	132,321	—	132,321
Depreciation and amortization expense	19,362	7,152	25,541	52,055	—	52,055
Gains on sales of assets	(107)	(52)	(407)	(566)	—	(566)
Operating income	46,484	16,992	53,543	117,019	—	117,019
Equity earnings (losses)	(2,067)	13,912	—	11,845	—	11,845
Other income, net	270	29	102	401	—	401
Earnings before interest	$44,687	$30,933	$53,645	$129,265	$—	$129,265

	Six Months Ended June 30, 2004
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
	(as restated)	(as restated)		(as restated)		(as restated)
Sales of petroleum products	$—	$2,411,786	$3,134	$2,414,920	$—	$2,414,920
Operating revenues	137,173	25,564	97,033	259,770	(2,065)	257,705
Purchases of petroleum products	—	2,383,732	2,986	2,386,718	(2,065)	2,384,653
Operating expenses, including power	78,601	29,076	29,886	137,563	—	137,563
Depreciation and amortization expense	18,288	6,113	29,830	54,231	—	54,231
Gains on sales of assets	(17)	(107)	—	(124)	—	(124)
Operating income	40,301	18,536	37,465	96,302	—	96,302
Equity earnings (losses)	(3,243)	18,634	—	15,391	—	15,391
Other income, net	445	197	74	716	—	716
Earnings before interest	$37,503	$37,367	$37,539	$112,409	$—	$112,409

The following table shows total assets and capital expenditures for each segment as of and for the periods ended June 30, 2005, and December 31, 2004 (in thousands):

	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
June 30, 2005 (as restated):
Total assets	$959,950	$1,319,202	$1,213,233	$3,492,385	$(25,755)	$3,466,630
Capital expenditures	27,322	19,746	35,383	82,451	512	82,963

December 31, 2004:
Total assets	$959,042	$1,069,007	$1,184,184	$3,212,233	$(25,949)	$3,186,284
Capital expenditures	80,930	37,448	45,075	163,453	694	164,147

The following table reconciles the segments’ total earnings before interest to consolidated net income for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
Earnings before interest	$62,549	$53,094	$129,265	$112,409
Interest expense — net	(21,627)	(16,464)	(40,914)	(36,059)
Net income	$40,922	$36,630	$88,351	$76,350

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

The table below reconciles reported net income to total comprehensive income for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
Net income	$40,922	$36,630	$88,351	$76,350
Net income on cash flow hedge	—	220	—	2,902
Total comprehensive income	$40,922	$36,850	$88,351	$79,252

The accumulated balance of other comprehensive loss related to our cash flow hedge is as follows (in thousands):

Balance at December 31, 2003	$(2,902)
Transferred to earnings	2,939
Change in fair value of cash flow hedge	(37)
Balance at December 31, 2004	$—

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

	June 30, 2005 (as restated)
	TEPPCO Partners, L .P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Assets
Current assets	$36,236	$69,805	$794,408	$(52,885)	$847,564
Property, plant and equipment — net	—	1,250,727	539,139	—	1,789,866
Equity investments	1,260,998	465,943	204,823	(1,571,525)	360,239
Intercompany notes receivable	1,007,646	—	—	(1,007,646)	—
Intangible assets	—	360,049	33,222	—	393,271
Other assets	5,487	25,561	44,642	—	75,690
Total assets	$2,310,367	$2,172,085	$1,616,234	$(2,632,056)	$3,466,630

Liabilities and partners’ capital
Current liabilities	$37,913	$117,631	$682,878	$(52,885)	$785,537
Long-term debt	1,010,024	397,370	—	—	1,407,394
Intercompany notes payable	—	496,282	511,365	(1,007,647)	—
Other long term liabilities	1,460	9,759	1,510	—	12,729
Total partners’ capital	1,260,970	1,151,043	420,481	(1,571,524)	1,260,970
Total liabilities and partners’ capital	$2,310,367	$2,172,085	$1,616,234	$(2,632,056)	$3,466,630

	December 31, 2004
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Assets
Current assets	$44,125	$85,992	$576,365	$(62,928)	$643,554
Property, plant and equipment — net	—	1,211,312	492,390	—	1,703,702
Equity investments	1,011,131	420,343	202,326	(1,270,493)	363,307
Intercompany notes receivable	1,084,034	—	—	(1,084,034)	—
Intangible assets	—	372,621	34,737	—	407,358
Other assets	5,980	22,183	40,200	—	68,363
Total assets	$2,145,270	$2,112,451	$1,346,018	$(2,417,455)	$3,186,284

Liabilities and partners’ capital
Current liabilities	$45,255	$142,513	$556,474	$(62,930)	$681,312
Long-term debt	1,086,909	393,317	—	—	1,480,226
Intercompany notes payable	—	676,993	407,040	(1,084,033)	—
Other long term liabilities	2,003	9,980	1,660	—	13,643
Total partners’ capital	1,011,103	889,648	380,844	(1,270,492)	1,011,103
Total liabilities and partners’ capital	$2,145,270	$2,112,451	$1,346,018	$(2,417,455)	$3,186,284

	Three Months Ended June 30, 2005 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$103,657	$1,987,432	$(709)	$2,090,380
Costs and expenses	—	69,269	1,967,225	(709)	2,035,785
Gains on sales of assets	—	(15)	(53)	—	(68)
Operating income	—	34,403	20,260	—	54,663
Interest expense — net	—	(14,257)	(7,370)	—	(21,627)
Equity earnings	40,922	20,614	7,997	(61,782)	7,751
Other income — net	—	162	(27)	—	135
Net income	$40,922	$40,922	$20,860	$(61,782)	$40,922

	Three Months Ended June 30, 2004 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$98,813	$1,256,415	$(664)	$1,354,564
Costs and expenses	—	71,431	1,241,462	(664)	1,312,229
Gains on sales of assets	—	(17)	(49)	—	(66)
Operating income	—	27,399	15,002	—	42,401
Interest expense — net	—	(11,219)	(5,245)	—	(16,464)
Equity earnings	36,630	20,264	11,918	(58,359)	10,453
Other income — net	—	186	54	—	240
Net income	$36,630	$36,630	$21,729	$(58,359)	$36,630

	Six Months Ended June 30, 2005 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$221,582	$3,397,452	$(2,049)	$3,616,985
Costs and expenses	—	137,048	3,365,533	(2,049)	3,500,532
Gains on sales of assets	—	(514)	(52)	—	(566)
Operating income	—	85,048	31,971	—	117,019
Interest expense — net	—	(27,275)	(13,639)	—	(40,914)
Equity earnings	88,351	30,233	13,912	(120,651)	11,845
Other income — net	—	345	56	—	401
Net income	$88,351	$88,351	$32,300	$(120,651)	$88,351

	Six Months Ended June 30, 2004 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$210,701	$2,463,989	$(2,065)	$2,672,625
Costs and expenses	—	144,847	2,433,665	(2,065)	2,576,447
Gain on sale of assets	—	(17)	(107)	—	(124)
Operating income	—	65,871	30,431	—	96,302
Interest expense — net	—	(24,011)	(12,048)	—	(36,059)
Equity earnings	76,350	33,998	18,634	(113,591)	15,391
Other income — net	—	492	224	—	716
Net income	$76,350	$76,350	$37,241	$(113,591)	$76,350

	Six Months Ended June 30, 2005 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Cash flows from operating activities
Net income	$88,351	$88,351	$32,300	$(120,651)	$88,351
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	39,820	12,235	—	52,055
Earnings (losses) in equity investments, net of distributions	28,965	731	(2,165)	(20,329)	7,202
Gains on sales of assets	—	(514)	(52)	—	(566)
Changes in assets and liabilities and other	74,856	(30,004)	(91,052)	(76,242)	(122,442)
Net cash provided by (used in) operating activities	192,172	98,384	(48,734)	(217,222)	24,600
Cash flows from investing activities	(278,832)	(2,606)	(62,094)	217,488	(126,044)
Cash flows from financing activities	86,516	(108,122)	108,244	(122)	86,516
Net decrease in cash and cash equivalents	(144)	(12,344)	(2,584)	144	(14,928)
Cash and cash equivalents at beginning of period	4,116	13,596	2,826	(4,116)	16,422
Cash and cash equivalents at end of period	$3,972	$1,252	$242	$(3,972)	$1,494

	Six Months Ended June 30, 2004 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Cash flows from operating activities
Net income	$76,350	$76,350	$37,241	$(113,591)	$76,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	43,066	11,165	—	54,231
Earnings (losses) in equity investments, net of distributions	(19,267)	(5,701)	(2,734)	33,161	5,459
Gains on sales of assets	—	(17)	(107)	—	(124)
Changes in assets and liabilities and other	(67,886)	(1,978)	2,389	63,607	(3,868)
Net cash provided by (used in) operating activities	(10,803)	111,720	47,954	(16,823)	132,048
Cash flows from investing activities	98	(3,690)	(21,069)	(57,261)	(81,922)
Cash flows from financing activities	(7,083)	(116,019)	(31,612)	88,973	(65,741)
Net decrease in cash and cash equivalents	(17,788)	(7,989)	(4,727)	14,889	(15,615)
Cash and cash equivalents at beginning of period	19,744	19,243	5,670	(15,188)	29,469
Cash and cash equivalents at end of period	$1,956	$11,254	$943	$(299)	$13,854

NOTE 14. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We are restating our previously reported consolidated financial statements for the quarterly periods ended June 30, 2004 and 2005. In the fourth quarter of 2005, we determined that our method of accounting for the $33.4 million excess investment in Centennial, previously described as an intangible asset with an indefinite life, and the $27.1 million excess investment in Seaway, previously described as equity method goodwill, was incorrect. Through our accounting for these excess investments in Centennial and Seaway as intangible assets with indefinite lives and equity method goodwill, respectively, we have been testing the amounts for impairment on an annual basis as opposed to amortizing them over a determinable life. We determined that it would be more appropriate to account for these excess investments as intangible assets with determinable lives. As a result, we made non-cash adjustments that reduced the net value of the excess investments in Centennial and Seaway, and increased amortization expense allocated to our equity earnings. The restatement caused a $1.3 million and $1.1 million reduction to net income as previously reported for the three months ended June 30, 2005 and 2004, respectively, and a $2.5 million and $1.8 million reduction to net income as previously reported for the six months ended June 30, 2005 and 2004, respectively. We restated previously reported consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The following tables summarize the impact of the restatement adjustment on previously reported balance sheet amounts and partners’ capital amounts for June 30, 2005, and income statement amounts and cash flow amounts for the periods ended June 30, 2005 and 2004 (in thousands):

Balance Sheet Amounts:

	June 30, 2005
	As Previously Reported	Adjustment	As Restated

Equity investments	$373,047	$(12,808)	$360,239
Total assets	$3,479,438	$(12,808)	$3,466,630

Partners’ capital:
General partner’s interest	$(40,272)	$(3,596)	$(43,868)
Limited partners’ interest	1,314,050	(9,212)	1,304,838
Total partners’ capital	1,273,778	(12,808)	1,260,970
Total liabilities and partners’ capital	$3,479,438	$(12,808)	$3,466,630

Income Statement Amounts:

	Three Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated

Equity earnings	$9,062	$(1,311)	$7,751
Net income	42,233	(1,311)	40,922
Net Income Allocation:
Limited Partner Unitholders	$29,671	$(923)	$28,748
General Partner	12,562	(388)	12,174
Total net income allocated	$42,233	$(1,311)	$40,922
Basic and diluted net income per Limited Partner Unit	$0.45	$(0.02)	$0.43

	Three Months Ended June 30, 2004
	As Previously Reported	Adjustment	As Restated

Equity earnings	$11,582	$(1,129)	$10,453
Net income	37,759	(1,129)	36,630
Net Income Allocation:
Limited Partner Unitholders	$26,867	$(804)	$26,063
General Partner	10,892	(325)	10,567
Total net income allocated	$37,759	$(1,129)	$36,630
Basic and diluted net income per Limited Partner Unit	$0.43	$(0.02)	$0.41

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated

Equity earnings	$14,308	$(2,463)	$11,845
Net income	90,814	(2,463)	88,351
Net Income Allocation:
Limited Partner Unitholders	$64,237	$(1,742)	$62,495
General Partner	26,577	(721)	25,856
Total net income allocated	$90,814	$(2,463)	$88,351
Basic and diluted net income per Limited Partner Unit	$0.99	$(0.03)	$0.96

	Six Months Ended June 30, 2004
	As Previously Reported	Adjustment	As Restated

Equity earnings	$17,233	$(1,842)	$15,391
Net income	78,192	(1,842)	76,350
Net Income Allocation:
Limited Partner Unitholders	$55,636	$(1,311)	$54,325
General Partner	22,556	(531)	22,025
Total net income allocated	$78,192	$(1,842)	$76,350
Basic and diluted net income per Limited Partner Unit	$0.88	$(0.02)	$0.86

Cash Flow Amounts:

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$90,814	$(2,463)	$88,351
Earnings in equity investments, net of distributions	4,739	2,463	7,202

	Six Months Ended June 30, 2004
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$78,192	$(1,842)	$76,350
Earnings in equity investments, net of distributions	3,617	1,842	5,459

Partners’ Capital Amounts:

	Outstanding
	Limited	General	Limited
	Partner	Partner’s	Partners’
	Units	Interest	Interests	Total
Partners’ capital at June 30, 2005 as previously reported	69,963,554	$(40,272)	$1,314,050	$1,273,778
Restatement adjustment	—	(3,596)	(9,212)	(12,808)
Partners’ capital at June 30, 2005 as restated	69,963,554	$(43,868)	$1,304,838	$1,260,970

NOTE 15. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following review of our financial position and results of operations in conjunction with our Consolidated Financial Statements and the notes thereto. Material period-to-period variances in the consolidated statements of income are discussed under “Results of Operations.”  The adjustments resulting from the restatement of our financial statements are discussed under “Restatement of Consolidated Financial Statements.”  The “Financial Condition and Liquidity” section analyzes our cash flows and financial position. “Other Considerations” addresses trends, future plans and contingencies that are reasonably likely to materially affect our future liquidity or earnings. The Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Restatement of Consolidated Financial Statements

We are restating our previously reported consolidated financial statements for the quarterly periods ended June 30, 2004 and 2005. In the fourth quarter of 2005, we determined that our method of accounting for the $33.4 million excess investment in Centennial, previously described as an intangible asset with an indefinite life, and the $27.1 million excess investment in Seaway, previously described as equity method goodwill, was incorrect. Through our accounting for these excess investments in Centennial and Seaway as intangible assets with indefinite lives and equity method goodwill, respectively, we have been testing the amounts for impairment on an annual basis as opposed to amortizing them over a determinable life. We determined that it would be more appropriate to account for these excess investments as intangible assets with determinable lives. As a result, we made non-cash adjustments that reduced the net value of the excess investments in Centennial and Seaway, and increased amortization expense allocated to our equity earnings. The restatement caused a $1.3 million, or $0.02 per Unit, and $1.1 million, or $0.02 per Unit, reduction to net income and earnings per unit as previously reported for the three months ended June 30, 2005 and 2004, respectively, and a $2.5 million, or $0.03 per Unit, and $1.8 million, or $0.02 per Unit, reduction to net income and earnings per unit as previously reported for the six months ended June 30, 2005 and 2004, respectively.  We restated previously reported consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Management Overview of the Three Months and Six Months Ended June 30, 2005

We reported net income of $40.9 million, or $0.43 per Limited Partner Unit (“Unit” or “Units”), for the three months ended June 30, 2005, compared with net income of $36.6 million, or $0.41 per Unit, for the three months ended June 30, 2004. Net income was $88.4 million, or $0.96 per Unit, for the six months ended June 30, 2005, compared with net income of $76.4 million, or $0.86 per Unit, for the six months ended June 30, 2004. The weighted average number of Units outstanding was 66.6 million and 63.0 million for the three months ended June 30, 2005 and 2004, respectively, and 64.8 million and 63.0 million for the six months ended June 30, 2005 and 2004, respectively.

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

Results of Operations

The following table summarizes financial information by business segment for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
Operating revenues:
Downstream Segment	$63,438	$62,364	$141,605	$137,173
Upstream Segment	1,973,000	1,242,860	3,369,780	2,437,350
Midstream Segment	54,651	50,004	107,649	100,167
Intersegment eliminations	(709)	(664)	(2,049)	(2,065)
Total operating revenues	2,090,380	1,354,564	3,616,985	2,672,625

Operating income:
Downstream Segment	14,972	14,619	46,484	40,301
Upstream Segment	11,589	8,507	16,992	18,536
Midstream Segment	28,102	19,275	53,543	37,465
Total operating income	54,663	42,401	117,019	96,302

Earnings before interest:
Downstream Segment	14,847	13,327	44,687	37,503
Upstream Segment	19,540	20,476	30,933	37,367
Midstream Segment	28,162	19,291	53,645	37,539
Total earnings before interest	62,549	53,094	129,265	112,409

Interest expense	(22,780)	(18,048)	(43,169)	(38,507)
Interest capitalized	1,153	1,584	2,255	2,448
Net income	$40,922	$36,630	$88,351	$76,350

The following is a detailed analysis of the results of operations, including reasons for changes in results, by each of our operating segments.

Downstream Segment

The following table provides financial information for the Downstream Segment for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(as restated)	(as restated)		(as restated)	(as restated)

Transportation — Refined products	$37,834	$38,937	$(1,103)	$72,799	$69,908	$2,891
Transportation — LPGs	14,470	13,721	749	46,701	42,501	4,200
Other	11,134	9,706	1,428	22,105	24,764	(2,659)
Total operating revenues	63,438	62,364	1,074	141,605	137,173	4,432

Operating, general and administrative	28,281	28,864	(583)	54,896	58,019	(3,123)
Operating fuel and power	7,957	7,193	764	15,617	15,243	374
Depreciation and amortization	9,801	9,211	590	19,362	18,288	1,074
Taxes — other than income taxes	2,442	2,494	(52)	5,353	5,339	14
Gains on sales of assets	(15)	(17)	2	(107)	(17)	(90)
Total costs and expenses	48,466	47,745	721	95,121	96,872	(1,751)

Operating income	14,972	14,619	353	46,484	40,301	6,183

Equity earnings (losses)	(246)	(1,465)	1,219	(2,067)	(3,243)	1,176
Other income — net	121	173	(52)	270	445	(175)

Earnings before interest	$14,847	$13,327	$1,520	$44,687	$37,503	$7,184

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

Costs and expenses increased $0.7 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, due to increased operating fuel and power and increased depreciation and amortization expense, partially offset by decreased operating, general and administrative expenses and decreased taxes — other than income. Operating fuel and power increased $0.8 million primarily due to increased mainline throughput and adjustments to power accruals. Depreciation expense increased $0.6 million primarily due to assets placed into service in 2005. Operating, general and administrative expenses decreased $0.6 million primarily due to a $1.4 million decrease in pipeline inspection and repair costs associated with our integrity management program and a $0.4 million decrease in consulting services and supplies primarily related to acquisition activities in 2004. These decreases were partially offset by a $0.7 million increase in pipeline operating and maintenance expenses, a $0.3 million increase in rental expense from the Centennial pipeline capacity lease agreement and a $0.2 million increase in insurance expense. Increased labor and benefits expenses associated with vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner and higher incentive compensation expenses compared to the prior year period were offset by a $1.6 million decrease in postretirement benefit accruals related to plan amendments (see Note 9. Employee Benefit Plans).

Net earnings from equity investments increased for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, as shown below (in thousands):

	Three Months Ended
	June 30,		Increase
	2005	2004	(Decrease)
	(as restated)	(as restated)

Centennial	$(1,634)	$(3,242)	$1,608
MB Storage	1,365	1,785	(420)
Other	23	(8)	31
Total equity earnings (losses)	$(246)	$(1,465)	$1,219

Equity losses in Centennial decreased $1.6 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to higher transportation revenues and volumes, partially offset by higher transmix related product replacement costs and product measurement losses during the 2005 period. Equity earnings in MB Storage decreased $0.4 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to higher pipeline rehabilitation expenses on the MB Storage system.

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

Costs and expenses decreased $1.8 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to decreased operating, general and administrative expenses, partially offset by increased depreciation and amortization expense and increased operating fuel and power. Operating, general and administrative expenses decreased $3.1 million primarily due to a $5.7 million decrease in pipeline inspection and repair costs associated with our integrity management program, a $1.6 million decrease in postretirement benefit accruals related to plan amendments (see Note 9. Employee Benefit Plans) and a $0.3 million decrease in consulting services and supplies primarily related to acquisition related activities in 2004. These decreases were partially offset by a $2.4 million increase in labor and benefits expenses associated with vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner and higher incentive compensation expenses compared to the prior year period, a $1.0 million increase in rental expense from the Centennial pipeline capacity lease agreement, a $0.6 million increase in environmental remediation and assessment costs and a $0.6 million increase in pipeline operating and maintenance expense. Depreciation expense increased $1.1 million primarily due to assets placed into service and assets retired to depreciation expense in 2005. Operating fuel and power increased $0.4 million primarily due to increased mainline throughput and adjustments to power accruals.

Net earnings from equity investments increased for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, as shown below (in thousands):

	Six Months Ended
	June 30,		Increase
	2005	2004	(Decrease)
	(as restated)	(as restated)

Centennial	$(6,084)	$(7,639)	$1,555
MB Storage	3,998	4,414	(416)
Other	19	(18)	37
Total equity earnings (losses)	$(2,067)	$(3,243)	$1,176

Equity losses in Centennial decreased $1.6 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to higher transportation revenues and volumes, partially offset by higher transmix related product replacement costs and product measurement losses during the 2005 period. Equity earnings in MB Storage decreased $0.4 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to increased depreciation and amortization expense, higher pipeline rehabilitation expenses and higher general and administrative expenses, partially offset by higher revenues and volumes. In April 2004, MB Storage acquired storage and pipeline assets and contracts for approximately $34.0 million, of which TE Products contributed $16.5 million. Increases in storage revenue, shuttle revenue, rental revenue and depreciation and amortization expense for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, are primarily related to the acquired storage assets and contracts.

Other income — net decreased $0.2 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to lower interest income earned on cash investments and other investing activities.

Upstream Segment

The following table provides financial information for the Upstream Segment for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(as restated)	(as restated)		(as restated)	(as restated)

Sales of petroleum products	$1,961,302	$1,231,019	$730,283	$3,346,369	$2,411,786	$934,583
Transportation — Crude oil	9,042	9,213	(171)	18,214	18,876	(662)
Other	2,656	2,628	28	5,197	6,688	(1,491)
Total operating revenues	1,973,000	1,242,860	730,140	3,369,780	2,437,350	932,430
Purchases of petroleum products	1,942,599	1,216,307	726,292	3,315,029	2,383,732	931,297
Operating, general and administrative	12,912	12,682	230	25,728	23,867	1,861
Operating fuel and power	1,234	1,393	(159)	2,462	3,133	(671)
Depreciation and amortization	3,651	3,045	606	7,152	6,113	1,039
Taxes — other than income taxes.	1,068	975	93	2,469	2,076	393
Gains on sales of assets	(53)	(49)	(4)	(52)	(107)	55
Total costs and expenses	1,961,411	1,234,353	727,058	3,352,788	2,418,814	933,974
Operating income	11,589	8,507	3,082	16,992	18,536	(1,544)
Equity earnings	7,997	11,918	(3,921)	13,912	18,634	(4,722)
Other income — net	(46)	51	(97)	29	197	(168)
Earnings before interest	$19,540	$20,476	$(936)	$30,933	$37,367	$(6,434)

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

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)

Margins: (1)
Crude oil transportation	$15,165	$13,279	14%	$29,356	$26,375	11%
Crude oil marketing	9,056	6,901	31%	12,532	12,593	—
Crude oil terminaling	1,848	2,241	(18%)	4,233	4,966	(15%)
Lubrication oil sales	1,676	1,504	11%	3,433	2,996	15%
Total margin	$27,745	$23,925	16%	$49,554	$46,930	6%

Total barrels:
Crude oil transportation	23,768	24,686	(4%)	47,522	50,848	(7%)
Crude oil marketing	48,864	42,270	16%	93,158	87,924	6%
Crude oil terminaling	21,287	27,800	(23%)	48,406	60,888	(20%)

Lubrication oil volume (total gallons)	3,153	2,949	7%	7,325	6,419	14%

Margin per barrel:
Crude oil transportation	$0.638	$0.538	19%	$0.618	$0.519	19%
Crude oil marketing	0.185	0.163	14%	0.135	0.143	(6%)
Crude oil terminaling	0.087	0.081	8%	0.087	0.082	7%
	0.
Lubrication oil margin (per gallon)	0.532	0.510	4%	0.469	0.467	—

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

The following table reconciles the Upstream Segment margin to the consolidated statements of income using the information presented in the consolidated statements of income and the statements of income in Note 10. Segment Information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales of petroleum products	$1,961,302	$1,231,019	$3,346,369	$2,411,786
Transportation — Crude oil	9,042	9,213	18,214	18,876
Less: Purchases of petroleum products	(1,942,599)	(1,216,307)	(3,315,029)	(2,383,732)
Total margin	27,745	23,925	49,554	46,930
Other operating revenues	2,656	2,628	5,197	6,688
Net operating revenues	30,401	26,553	54,751	53,618
Operating, general and administrative	12,912	12,682	25,728	23,867
Operating fuel and power	1,234	1,393	2,462	3,133
Depreciation and amortization	3,651	3,045	7,152	6,113
Taxes — other than income taxes	1,068	975	2,469	2,076
Gains on sales of assets	(53)	(49)	(52)	(107)
Operating income	$11,589	$8,507	$16,992	$18,536

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

Costs and expenses, excluding expenses associated with purchases of crude oil and lubrication oil, increased $0.7 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily due to increased depreciation and amortization expense, increased operating, general and administrative expenses and increased taxes — other than income taxes, partially offset by decreased operating fuel and power. Depreciation and amortization expense increased $0.6 million as a result of assets placed in service in 2004 and due to assets retired to depreciation expense during the period. Operating, general and administrative expenses increased $0.2 million from the prior year period primarily due to a $1.8 increase in labor and benefits expense related to vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner, an increase in the number of employees and higher incentive compensation expenses between periods, a $0.9 million increase in supplies and pipeline operating and maintenance expense and a $0.4 million increase in insurance expense, partially offset by a $1.2 million decrease in postretirement benefit accruals related to plan amendments (see Note 9. Employee Benefit Plans), a $1.1 million decrease in expense as a result of measurement gains on the systems and higher crude oil prices and a $0.7 million decrease in environmental assessment and remediation costs. Operating fuel and power decreased $0.2 million primarily as a result of lower transportation volumes in 2005.

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

After Seaway’s pipeline release in May 2005, the maximum operating pressure on the pipeline system was reduced by 20% as is standard procedure until the cause of the failure is determined and any required corrective measures implemented. A study of the failed pipe was performed by independent, metallurgical experts who determined that the pipe failed due to damage that occurred during rail shipment associated with its installation thirty years ago. The corrective actions include running a very sophisticated, high definition inspection tool through the pipe to determine if there are any other sections of pipe that have similar damage.  This approach is consistent with directives from the United States Department of Transportation’s Office of Pipeline Safety in past failures of this type. We are in the initial stages of evaluating 300 miles of Seaway’s pipeline that have similar vintage pipe. Because of the complexity of the inspection tool being used, we expect that it will take several months to complete the analysis of the data, as well as complete any additional repairs that are identified from the analysis. Based on these projections, we expect Seaway to be operating at reduced maximum pressures through the first quarter of 2006. At this time, we do not believe this will have a material adverse effect on our financial position, results of operations or cash flows.

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

Costs and expenses, excluding expenses associated with purchases of crude oil and lubrication oil, increased $2.7 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to increased operating, general and administrative expenses, increased depreciation and amortization expense and increased taxes — other than income taxes, partially offset by decreased operating fuel and power. Operating, general and administrative expenses increased $1.9 million from the prior year period. This increase was primarily due to a $2.7 million increase in labor and benefits expense related to vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner and an increase in the number of employees between periods, a $2.3 million increase in supplies and pipeline operating and maintenance expense, and a $0.4 million increase in insurance expense, partially offset by a $1.2 million decrease in postretirement benefit accruals related to plan amendments (see Note 9. Employee Benefit Plans), a $1.2 million decrease in environmental assessment and remediation costs and a $1.1 million decrease in expense as a result of measurement gains on the systems and higher crude oil prices. Depreciation and amortization expense increased $1.0 million as a result of assets placed in service in 2004, and due to assets retired to depreciation expense during the period. Taxes — other than income taxes increased $0.4 million due to increases in property tax accruals and a higher asset base in 2005. Operating fuel and power decreased $0.7 million primarily as a result of lower transportation volumes in 2005.

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

Midstream Segment

The following table provides financial information for the Midstream Segment for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)

Sales of petroleum products	$2,315	$1,788	$527	$4,457	$3,134	$1,323
Gathering — Natural Gas	36,956	34,427	2,529	73,516	68,929	4,587
Transportation — NGLs	11,387	10,578	809	21,606	20,592	1,014
Other	3,993	3,211	782	8,070	7,512	558
Total operating revenues	54,651	50,004	4,647	107,649	100,167	7,482

Purchases of petroleum products	1,806	1,669	137	3,176	2,986	190
Operating, general and administrative	8,786	11,094	(2,308)	19,373	22,557	(3,184)
Operating fuel and power	2,355	2,449	(94)	4,537	4,619	(82)
Depreciation and amortization	12,840	14,155	(1,315)	25,541	29,830	(4,289)
Taxes — other than income taxes	762	1,362	(600)	1,886	2,710	(824)
Gains on sales of assets	—	—	—	(407)	—	(407)
Total costs and expenses	26,549	30,729	(4,180)	54,106	62,702	(8,596)

Operating income	28,102	19,275	8,827	53,543	37,465	16,078

Other income — net	60	16	44	102	74	28

Earnings before interest	$28,162	$19,291	$8,871	$53,645	$37,539	$16,106

The following table presents volume and average rate information for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Gathering — Natural Gas — Jonah:
Million cubic feet (“MMcf”)	99,045	83,469	19%	196,395	167,397	17%
Billion British thermal units (“MMmbtu”)	109,516	92,430	18%	216,817	185,327	17%
Average fee per Million British thermal unit (“MMBtu”)	$0.189	$0.197	(4%)	$0.189	$0.198	(4%)

Gathering — Natural Gas — Val Verde:
MMcf	44,565	35,989	24%	87,874	71,480	23%
MMmbtu	39,457	30,361	30%	77,529	60,165	29%
Average fee per MMBtu	$0.411	$0.533	(23%)	$0.420	$0.537	(22%)

Transportation — NGLs:
Thousand barrels	15,540	15,465	—	29,376	30,145	(3%)
Average rate per barrel	$0.733	$0.684	7%	$0.735	$0.683	8%

Fractionation — NGLs:
Thousand barrels	1,087	956	12%	2,226	2,070	7%
Average rate per barrel	$1.820	$1.867	(3%)	$1.732	$1.771	(2%)

Sales — Condensate:
Thousand barrels	13.3	17.9	(25%)	41.2	59.7	(31%)
Average rate per barrel	$53.24	$37.17	43%	$49.77	$34.61	44%

The following table reconciles the Midstream Segment margin to operating income in the consolidated statements of income using the information presented in the tables above, in the consolidated statements of income and in the statements of income in Note 10. Segment Information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales of petroleum products	$2,315	$1,788	$4,457	$3,134
Less: Purchases of petroleum products	(1,806)	(1,669)	(3,176)	(2,986)
Total margin	509	119	1,281	148
Gathering — Natural Gas	36,956	34,427	73,516	68,929
Transportation — NGLs	11,387	10,578	21,606	20,592
Other operating revenues	3,993	3,211	8,070	7,512
Net operating revenues	52,845	48,335	104,473	97,181
Operating, general and administrative	8,786	11,094	19,373	22,557
Operating fuel and power	2,355	2,449	4,537	4,619
Depreciation and amortization	12,840	14,155	25,541	29,830
Taxes — other than income taxes	762	1,362	1,886	2,710
Gains on sales of assets	—	—	(407)	—
Operating income	$28,102	$19,275	$53,543	$37,465

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

Costs and expenses (excluding purchases of petroleum products) decreased $4.3 million for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, due to decreases in operating, general and administrative expenses, depreciation and amortization expense, taxes — other than income taxes and operating fuel and power. Operating, general and administrative expenses decreased $2.3 million primarily due to a $1.7 million decrease in gas settlement expenses and a $1.6 million decrease in pipeline operating and maintenance expenditures primarily on Val Verde, partially offset by a $1.0 million increase in labor and benefits expense primarily associated with vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner and certain DEFS employees becoming employees of EPCO. Amortization expense on the Jonah system decreased $0.9 million primarily due to revisions to the estimated life of intangible assets under the units-of-production method, partially offset by a $0.3 million increase as a result of higher volumes in the 2005 period. During the fourth quarter of 2004 and the first and second quarters of 2005, updated production forecasts were obtained from some of the producers on the Jonah system related to future expansions of the system, and as a result, we increased our best estimate of future throughput on the Jonah system. This increase in the estimate of future throughput extended the amortization period of Jonah’s natural gas gathering contracts (see Note 2. Goodwill and Other Intangible Assets). Amortization expense on the Val Verde system decreased $0.2 million primarily due to lower volumes in the 2005 period on contracts included in the intangible assets, resulting from the natural decline in CBM production. Depreciation expense decreased $0.2 million primarily due to a $1.0 million decrease on Jonah as a result of increases to the estimated lives of Jonah’s assets, partially offset by a $0.6 million increase on Val Verde as a result of assets placed into service in 2004 and an increase on Panola due to assets retired to depreciation expense. Taxes — other than income taxes decreased $0.6 million due to actual property taxes being lower than previously estimated.

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

Costs and expenses (excluding purchases of petroleum products) decreased $8.8 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, due to decreases in depreciation and amortization expense, operating, general and administrative expenses, taxes — other than income taxes and operating fuel and power, partially offset by a net gain recorded on the sale of an asset. Amortization expense on the Jonah system decreased $1.7 million primarily due to revisions to the estimated life of intangible assets under the units-of-production method, partially offset by a $0.6 million increase as a result of higher volumes in the 2005 period. Amortization expense on the Val Verde system decreased $0.5 million primarily due to lower volumes in the 2005 period on contracts included in the intangible assets, resulting from the natural decline in CBM production. Depreciation expense decreased $2.1 million primarily due to a $3.4 million decrease on Jonah as a result of increases to the estimated lives of Jonah’s assets, partially offset by a $1.2 million increase on Val Verde as a result of assets placed into service in 2004. Operating, general and administrative expenses decreased $3.2 million primarily due to a $3.5 million decrease in gas settlement expenses and a $1.1 million decrease in pipeline operating and maintenance expenditures primarily on Val Verde, partially offset by a $1.2 million increase in labor and benefits expense primarily associated with vesting provisions in certain of our compensation plans as a result of changes in control of our General Partner and certain DEFS employees becoming employees of EPCO. Taxes — other than income taxes decreased $0.8 million due to actual property taxes being lower than previously estimated. A net gain of $0.4 million was recognized on the sale of equipment in the current period.

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

	Six Months Ended June 30,
	2005	2004
	(as restated)	(as restated)
Cash provided by (used in):
Operating activities	$24.6	$132.0
Investing activities	(126.0)	(81.9)
Financing activities	86.5	(65.7)

Operating Activities

Net cash from operating activities for the six months ended June 30, 2005 and 2004, was comprised of the following (in millions):

	Six Months Ended June 30,
	2005	2004
	(as restated)	(as restated)
Net income	$88.4	$76.4
Depreciation and amortization	52.1	54.2
Earnings in equity investments	(11.9)	(15.4)
Distributions from equity investments	19.0	20.8
Gains on sales of assets	(0.6)	(0.1)
Non-cash portion of interest expense	0.8	(0.2)
Cash used in working capital and other	(123.2)	(3.7)

Net cash from operating activities	$24.6	$132.0

For a discussion of changes in earnings before interest, depreciation and amortization, equity earnings, gain on sales of assets by segment and consolidated interest expense — net, see Results of Operations for the Downstream Segment, Upstream Segment and Midstream Segment in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Cash provided by operating activities decreased $107.4 million for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, primarily due to the timing of cash disbursements and cash receipts for crude oil inventory and other working capital components and a decrease in distributions received from our equity investments during the six months ended June 30, 2005, partially offset by higher net income and lower depreciation and amortization expense in the 2005 period.

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

General Partner Interest

As of June 30, 2005, and December 31, 2004, we had deficit balances of $43.9 million and $35.9 million, respectively, in our General Partner’s equity account. These negative balances do not represent assets to us and do not represent obligations of the General Partner to contribute cash or other property to us. The General Partner’s equity account generally consists of its cumulative share of our net income less cash distributions made to it plus capital contributions that it has made to us (see our Consolidated Statement of Partners’ Capital for a detail of the General Partner’s equity account). For the six months ended June 30, 2005, the General Partner was allocated $25.9 million (representing 29.27%) of our net income and received $33.8 million in cash distributions.

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

Contractual Obligations

The following table summarizes our debt repayment obligations and material contractual commitments as of June 30, 2005 (in millions):

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving Credit Facility	$278.0	$—	$278.0	$—	$—
6.45% Senior Notes due 2008 (1) (2)	180.0	—	—	180.0	—
7.625% Senior Notes due 2012 (2)	210.0	—	—	—	210.0
6.125% Senior Notes due 2013 (2)	500.0	—	—	—	500.0
7.51% Senior Notes due 2028 (1) (2)	200.0	—	—	—	200.0
Debt subtotal	1,368.0	—	278.0	180.0	910.0
Operating leases	78.1	19.0	30.0	12.8	16.3
Capital expenditure obligations (3)	17.2	17.2	—	—-	—-
Other liabilities and deferred credits (4)	3.6	—	2.9	0.7	—-
Total	$1,466.9	$36.2	$310.9	$193.5	$926.3

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

3.3*	Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 31, 2000.
3.4*	Amendment to Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 22, 2005.
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

10.1+*	Amendments to the TEPPCO Retirement Cash Balance Plan and the TEPPCO Supplemental Benefit Plan dated as of May 27, 2005.
10.2+

Agreement and Release between Charles H. Leonard and Texas Eastern Products Pipeline Company, LLC as of July 11, 2005 (Filed as Exhibit 10.2 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

10.3+*

Form of Supplemental Agreement No. 2 to Employment Agreements between EPCO, Inc. and Barry R. Pearl, J. Michael Cockrell, John N. Goodpasture, Stephen W. Russell, C. Bruce Shaffer, Barbara A. Carroll, Thomas R. Harper, Charles H. Leonard, James C. Ruth and Leonard W. Mallett dated as of May 24, 2005.

10.4+*	Texas Eastern Products Pipeline Company, LLC 2005 Phantom Unit Plan, effective January 1, 2005.
10.5+*	Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan Award Agreement.
10.6+*	Texas Eastern Products Pipeline Company, LLC 2005 Phantom Unit Plan Award Agreement.
12.1

Statement of Computation of Ratio of Earnings to Fixed Charges (Filed as Exhibit 12.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

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

TEPPCO Partners, L.P.

Date: June 16, 2006	By:	/s/ JERRY E. THOMPSON
Jerry E. Thompson, President and Chief Executive Officer of Texas Eastern Products Pipeline Company, LLC, General Partner

Date: June 16, 2006	By:	/s/ WILLIAM G. MANIAS
William G. Manias, Vice President and Chief Financial Officer of Texas Eastern Products Pipeline Company, LLC, General Partner