Form 10-Q/A
period 2005-09-30
TEPPCO PARTNERS LP
filed 2006-06-16
CIK 857644

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

EXPLANATORY NOTE

This Amended Quarterly Report (“Report”) on Form 10-Q includes restated financial statements as of and for the three months and nine months ended September 30, 2005 and 2004. The restated financial statements include the effect of correcting the accounting for our excess investments in Centennial Pipeline LLC and Seaway Crude Pipeline Company from an intangible asset with an indefinite life and equity method goodwill, respectively, to intangible assets with determinable lives. The restatement caused a $1.3 million, or $0.01 per unit, and $1.1 million, or $0.01 per unit, reduction to net income and earnings per unit as previously reported for the three months ended September 30, 2005 and 2004, respectively. The restatement caused a $3.8 million, or $0.04 per unit, and $2.9 million, or $0.04 per unit, reduction to net income and earnings per unit as previously reported for the nine months ended September 30, 2005 and 2004, respectively.

For further discussion of the effect of the restatement, see Note 15. Restatement of Consolidated Financial Statements in this Report and Note 20. Restatement of Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Annual Report”).

In our 2005 Annual Report, we indicated in the introductory explanatory note that the restatement presented in this filing would be reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. We also noted that we did not plan to file any other amendments to our previously filed Quarterly Reports on Form 10-Q since we had included restated financial data for the quarterly periods ended March 31, 2005 and 2004, June 30, 2005 and 2004, and September 30, 2005 and 2004 in our 2005 Annual Report. However, we are amending our Quarterly Report on Form 10-Q for the period ended September 30, 2005, in order to provide investors with a more convenient comparative presentation of the effects of the restatement for the quarterly periods ended September 30, 2005 and 2004.

As a result of the restatement described above, this Report amends the following sections of our Form 10-Q for the period ended September 30, 2005, which was filed with the Securities and Exchange Commission on October 31, 2005 (the “Initial Report”):

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

i

TEPPCO PARTNERS, L.P.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2005 (unaudited) (as restated) and December 31, 2004

Consolidated Statements of Income for the three months and nine months ended September 30, 2005 and 2004 (unaudited) (as restated)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited) (as restated)

Consolidated Statement of Partners’ Capital for the nine months ended September 30, 2005 (unaudited) (as restated)

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

Signatures

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEPPCO PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2005	December 31, 2004
	(as restated) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72	$16,422
Accounts receivable, trade (net of allowance for doubtful accounts of $287 and $112)	849,968	553,628
Accounts receivable, related parties	5,322	11,845
Inventories	139,005	19,521
Other	63,483	42,138
Total current assets	1,057,850	643,554
Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $454,787 and $407,670)	1,907,840	1,703,702
Equity investments	360,375	363,307
Intangible assets	385,119	407,358
Goodwill	16,944	16,944
Other assets	60,212	51,419
Total assets	$3,788,340	$3,186,284

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$851,206	$564,464
Accounts payable, related parties	9,858	24,654
Accrued interest	13,501	32,292
Other accrued taxes	18,736	13,309
Other	71,043	46,593
Total current liabilities	964,344	681,312
Senior Notes	1,122,317	1,127,226
Other long-term debt	460,500	353,000
Other liabilities and deferred credits	17,494	13,643
Commitments and contingencies
Partners’ capital:
Accumulated other comprehensive income	35	—
General partner’s interest	(54,880)	(35,881)
Limited partners’ interests	1,278,530	1,046,984
Total partners’ capital	1,223,685	1,011,103
Total liabilities and partners’ capital	$3,788,340	$3,186,284

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per Unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
Operating revenues:
Sales of petroleum products	$2,370,710	$1,359,954	$5,721,536	$3,774,874
Transportation — Refined products	38,240	43,386	111,039	113,294
Transportation — LPGs	16,519	16,071	63,220	58,572
Transportation — Crude oil	10,001	9,288	28,215	28,164
Transportation — NGLs	11,829	10,430	33,435	31,022
Gathering — Natural gas	38,833	35,515	112,349	104,444
Other	17,664	15,366	50,987	52,265
Total operating revenues	2,503,796	1,490,010	6,120,781	4,162,635

Costs and expenses:
Purchases of petroleum products	2,352,504	1,345,677	5,668,660	3,730,330
Operating, general and administrative	57,801	60,492	157,798	164,935
Operating fuel and power	12,538	13,464	35,154	36,459
Depreciation and amortization	30,960	30,277	83,015	84,508
Taxes — other than income taxes	5,954	3,868	15,662	13,993
Gains on sales of assets	(31)	(849)	(597)	(973)
Total costs and expenses	2,459,726	1,452,929	5,959,692	4,029,252

Operating income	44,070	37,081	161,089	133,383

Interest expense — net	(19,726)	(17,131)	(60,640)	(53,190)
Equity earnings	4,747	4,536	16,592	19,927
Other income — net	484	284	885	1,000

Net income	$29,575	$24,770	$117,926	$101,120

Net Income Allocation:
Limited Partner Unitholders	$20,915	$17,624	$83,410	$71,949
General Partner	8,660	7,146	34,516	29,171
Total net income allocated	$29,575	$24,770	$117,926	$101,120

Basic and diluted net income per Limited Partner Unit	$0.30	$0.28	$1.25	$1.14

Weighted average Limited Partner Units outstanding	69,964	62,999	66,533	62,999

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2005	2004
	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$117,926	$101,120
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	83,015	84,508
Earnings in equity investments, net of distributions	11,586	19,498
Gains on sales of assets	(597)	(973)
Non-cash portion of interest expense	1,214	177
Increase in accounts receivable	(296,340)	(139,808)
(Increase) decrease in accounts receivable, related parties	6,523	(15,129)
Increase in inventories	(111,094)	(13,124)
Increase in other current assets	(21,002)	(2,855)
Increase in accounts payable and accrued expenses	283,167	140,663
Decrease in accounts payable, related parties	(14,796)	(3,335)
Other	(15,654)	3,191
Net cash provided by operating activities	43,948	173,933

Cash flows from investing activities:
Proceeds from the sales of assets	510	1,202
Purchase of assets	(112,231)	(3,421)
Investment in Centennial Pipeline LLC	—	(1,500)
Investment in Mont Belvieu Storage Partners, L.P.	(2,635)	(20,161)
Capital expenditures	(148,063)	(110,998)
Net cash used in investing activities	(262,419)	(134,878)

Cash flows from financing activities:
Proceeds from revolving credit facility	549,657	256,300
Repayments on revolving credit facility	(442,157)	(140,800)
Issuance of Limited Partner Units, net	278,830	—
Distributions paid	(184,209)	(174,399)
Net cash provided by (used in) financing activities	202,121	(58,899)

Net decrease in cash and cash equivalents	(16,350)	(19,844)

Cash and cash equivalents at beginning of period	16,422	29,469
Cash and cash equivalents at end of period	$72	$9,625

Non-cash investing activities:
Net assets transferred to Mont Belvieu Storage Partners, L.P.	$1,429	$—

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$78,504	$75,498

See accompanying Notes to Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)
(in thousands, except Unit amounts)

	Outstanding Limited Partner Units	General Partner’s Interest	Limited Partners’ Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital at December 31, 2004	62,998,554	$(35,881)	$1,046,984	$—	$1,011,103
Issuance of Limited Partner Units, net	6,965,000	—	278,830	—	278,830
Net income allocation	—	34,516	83,410	—	117,926
Change in fair value of crude oil hedge	—	—	—	35	35
Cash distributions	—	(53,515)	(130,694)	—	(184,209)

Partners’ capital at September 30, 2005 (as restated)	69,963,554	$(54,880)	$1,278,530	$35	$1,223,685

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

We restated our consolidated financial statements and related financial information for the three months  and nine months ended September 30, 2005 and 2004, for an accounting correction. See Note 15. Restatement of Consolidated Financial Statements for a discussion of the restatement adjustment and the impact on previously issued financial statements.

Net Income Per Unit

Basic net income per Limited Partner Unit (“Unit” or “Units”) is computed by dividing our net income, after deduction of the General Partner’s interest, by the weighted average number of Units outstanding (a total of 70.0 million and 66.5 million Units for the three months and nine months ended September 30, 2005, respectively, and 63.0 million Units for the three months and nine months ended September 30, 2004). The General Partner’s percentage interest in our net income is based on its percentage of cash distributions from Available Cash for each period (see Note 9. Partners’ Capital and Distributions). The General Partner was allocated $8.7 million (representing 29.27%) and $7.1 million (representing 28.85%) of our net income for the three months ended September 30, 2005 and 2004, respectively, and $34.5 million (representing 29.27%) and $29.2 million (representing 28.85%) of our net income for the nine months ended September 30, 2005 and 2004, respectively. The General Partner’s percentage interest in our net income increases as cash distributions paid per Unit increase, in accordance with our limited partnership agreement.

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

The following table presents the carrying amount of goodwill at both September 30, 2005, and December 31, 2004, by business segment (in thousands):

	Downstream Segment	Midstream Segment	Upstream Segment	Segments Total
Goodwill	$—	$2,777	$14,167	$16,944

Other Intangible Assets

The following table reflects the components of intangible assets, including excess investments, being amortized at September 30, 2005, and December 31, 2004 (in thousands):

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Gathering and transportation agreements	$464,337	$(111,367)	$464,337	$(91,262)
Fractionation agreement	38,000	(14,250)	38,000	(12,825)
Other	10,226	(1,827)	12,262	(3,154)
Subtotal	512,563	(127,444)	514,599	(107,241)

Excess investments:
Centennial Pipeline LLC	33,400	(12,167)	33,400	(8,875)
Seaway Crude Pipeline Company	27,100	(3,591)	27,100	(3,072)
Subtotal	60,500	(15,758)	60,500	(11,947)

Total intangible assets	$573,063	$(143,202)	$575,099	$(119,188)

SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. Amortization expense on intangible assets was $8.2 million and $8.6 million for the three months ended September 30, 2005 and 2004, respectively, and $22.3 million and $25.0 million for the nine months ended September 30, 2005 and 2004, respectively. Amortization expense on excess investments included in equity earnings was $1.3 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively, and $3.8 million and $2.9 million for the nine months ended September 30, 2005 and 2004, respectively.

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

The following table sets forth the estimated amortization expense of intangible assets for the years ending December 31 (in thousands):

	Intangible Assets	Excess Investments
2005	$29,573	$4,763
2006	29,621	4,691
2007	33,109	5,113
2008	33,219	5,438
2009	31,213	6,878

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

NOTE 6. INVENTORIES

Inventories are valued at the lower of cost (based on weighted average cost method) or market. The costs of inventories did not exceed market values at September 30, 2005, and December 31, 2004. The major components of inventories were as follows (in thousands):

	September 30, 2005	December 31, 2004
Crude oil(1)	$114,407	$3,690
Refined products	7,335	5,665
LPGs	2,511	—
Lubrication oils and specialty chemicals	5,015	4,002
Materials and supplies	6,774	6,135
Other	2,963	29
Total	$139,005	$19,521

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

General Partner’s Interest

As of September 30, 2005, and December 31, 2004, we had deficit balances of $54.9 million and $35.9 million, respectively, in our General Partner’s equity account. These negative balances do not represent assets to us and do not represent obligations of the General Partner to contribute cash or other property to us. The General Partner’s equity account generally consists of its cumulative share of our net income less cash distributions made to it plus capital contributions that it has made to us (see our Consolidated Statement of Partners’ Capital for a detail of the General Partner’s equity account). For the nine months ended September 30, 2005, the General Partner was allocated $34.5 million (representing 29.27%) of our net income and received $53.5 million in cash distributions.

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

The table below includes financial information by reporting segment for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30, 2005
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
	(as restated)	(as restated)		(as restated)		(as restated)
Sales of petroleum products	$—	$2,367,984	$2,880	$2,370,864	$(154)	$2,370,710
Operating revenues	66,094	12,750	54,430	133,274	(188)	133,086
Purchases of petroleum products	—	2,350,107	2,585	2,352,692	(188)	2,352,504
Operating expenses, including power	41,405	18,956	16,086	76,447	(154)	76,293
Depreciation and amortization expense	10,098	6,471	14,391	30,960	—	30,960
Gains on sales of assets	(24)	(7)	—	(31)	—	(31)
Operating income	14,615	5,207	24,248	44,070	—	44,070
Equity earnings (losses)	(651)	5,398	—	4,747	—	4,747
Other income, net	306	103	75	484	—	484
Earnings before interest	$14,270	$10,708	$24,323	$49,301	$—	$49,301

	Three Months Ended September 30, 2004
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
	(as restated)	(as restated)		(as restated)		(as restated)
Sales of petroleum products	$—	$1,358,220	$1,734	$1,359,954	$—	$1,359,954
Operating revenues	68,546	11,866	49,961	130,373	(317)	130,056
Purchases of petroleum products	—	1,344,613	1,381	1,345,994	(317)	1,345,677
Operating expenses, including power	43,419	17,804	16,601	77,824	—	77,824
Depreciation and amortization expense	12,818	3,268	14,191	30,277	—	30,277
Gains on sales of assets	(472)	(377)	—	(849)	—	(849)
Operating income	12,781	4,778	19,522	37,081	—	37,081
Equity earnings (losses)	(1,234)	5,770	—	4,536	—	4,536
Other income, net	203	60	21	284	—	284
Earnings before interest	$11,750	$10,608	$19,543	$41,901	$—	$41,901

	Nine Months Ended September 30, 2005
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
	(as restated)	(as restated)		(as restated)		(as restated)
Sales of petroleum products	$—	$5,714,353	$7,337	$5,721,690	$(154)	$5,721,536
Operating revenues	207,699	36,161	157,622	401,482	(2,237)	399,245
Purchases of petroleum products	—	5,665,136	5,761	5,670,897	(2,237)	5,668,660
Operating expenses, including power	117,271	49,615	41,882	208,768	(154)	208,614
Depreciation and amortization expense	29,460	13,623	39,932	83,015	—	83,015
Gains on sales of assets	(131)	(59)	(407)	(597)	—	(597)
Operating income	61,099	22,199	77,791	161,089	—	161,089
Equity earnings (losses)	(2,718)	19,310	—	16,592	—	16,592
Other income, net	576	132	177	885	—	885
Earnings before interest	$58,957	$41,641	$77,968	$178,566	$—	$178,566

	Nine Months Ended September 30, 2004
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
	(as restated)	(as restated)		(as restated)		(as restated)
Sales of petroleum products	$—	$3,770,006	$4,868	$3,774,874	$—	$3,774,874
Operating revenues	205,719	37,430	146,994	390,143	(2,382)	387,761
Purchases of petroleum products	—	3,728,345	4,367	3,732,712	(2,382)	3,730,330
Operating expenses, including power	122,020	46,880	46,487	215,387	—	215,387
Depreciation and amortization expense	31,106	9,381	44,021	84,508	—	84,508
Gains on sales of assets	(489)	(484)	—	(973)	—	(973)
Operating income	53,082	23,314	56,987	133,383	—	133,383
Equity earnings (losses)	(4,477)	24,404	—	19,927	—	19,927
Other income, net	648	257	95	1,000	—	1,000
Earnings before interest	$49,253	$47,975	$57,082	$154,310	$—	$154,310

The following table shows total assets, capital expenditures and non-cash investing activities for each segment as of and for the periods ended September 30, 2005, and December 31, 2004 (in thousands):

	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
September 30, 2005 (as restated):
Total assets	$1,040,716	$1,512,362	$1,241,780	$3,794,858	$(6,518)	$3,788,340
Capital expenditures	38,617	30,677	78,089	147,383	680	148,063
Non-cash investing activities	1,429	—	—	1,429	—	1,429

December 31, 2004:
Total assets	$959,042	$1,069,007	$1,184,184	$3,212,233	$(25,949)	$3,186,284
Capital expenditures	80,930	37,448	45,075	163,453	694	164,147

The following table reconciles the segments’ total earnings before interest to consolidated net income for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
Earnings before interest	$49,301	$41,901	$178,566	$154,310
Interest expense — net	(19,726)	(17,131)	(60,640)	(53,190)
Net income	$29,575	$24,770	$117,926	$101,120

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

NOTE 13. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments to be reported in a financial statement. As of and for the nine months ended September 30, 2005, the component of comprehensive income was due to a crude oil hedge. The crude oil hedge matures in December 2006. While the crude oil hedge is in effect, changes in the fair value of the crude oil hedge, to the extent the hedge is effective, are recognized in other comprehensive income until they are recognized in net income in future periods. As of and for the nine months ended September 30, 2004, the components of comprehensive income were due to the interest rate swap related to our variable rate revolving credit facility, which was designated as a cash flow hedge. The interest rate swap matured in April 2004. While the interest rate swap was in effect, changes in the fair value of the cash flow hedge, to the extent the hedge was effective, were recognized in other comprehensive income until the hedge interest costs were recognized in net income.

The table below reconciles reported net income to total comprehensive income for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
Net income	$29,575	$24,770	$117,926	$101,120
Net income on cash flow hedges	35	—	35	2,902
Total comprehensive income	$29,610	$24,770	$117,961	$104,022

The accumulated balance of other comprehensive income related to our crude oil cash flow hedge is as follows (in thousands):

Balance at December 31, 2004	$—
Change in fair value of crude oil cash flow hedge	35
Balance at September 30, 2005	$35

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

	September 30, 2005 (as restated)
	TEPPCO Partners, L .P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Assets
Current assets	$25,988	$76,609	$978,222	$(22,969)	$1,057,850
Property, plant and equipment — net	—	1,294,104	613,736	—	1,907,840
Equity investments	1,223,678	461,383	204,549	(1,529,235)	360,375
Intercompany notes receivable	1,189,428	—	—	(1,189,428)	—
Intangible assets	—	352,548	32,571	—	385,119
Other assets	5,237	24,064	47,855	—	77,156
Total assets	$2,444,331	$2,208,708	$1,876,933	$(2,741,632)	$3,788,340
Liabilities and partners’ capital
Current liabilities	$27,683	$110,933	$849,608	$(23,880)	$964,344
Long-term debt	1,191,557	391,260	—	—	1,582,817
Intercompany notes payable	—	581,150	608,279	(1,189,429)	—
Other long term liabilities	1,441	14,843	1,210	—	17,494
Total partners’ capital	1,223,650	1,110,522	417,836	(1,528,323)	1,223,685
Total liabilities and partners’ capital	$2,444,331	$2,208,708	$1,876,933	$(2,741,632)	$3,788,340

	December 31, 2004
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Assets
Current assets	$44,125	$85,992	$576,365	$(62,928)	$643,554
Property, plant and equipment — net	—	1,211,312	492,390	—	1,703,702
Equity investments	1,011,131	420,343	202,326	(1,270,493)	363,307
Intercompany notes receivable	1,084,034	—	—	(1,084,034)	—
Intangible assets	—	372,621	34,737	—	407,358
Other assets	5,980	22,183	40,200	—	68,363
Total assets	$2,145,270	$2,112,451	$1,346,018	$(2,417,455)	$3,186,284
Liabilities and partners’ capital
Current liabilities	$45,255	$142,513	$556,474	$(62,930)	$681,312
Long-term debt	1,086,909	393,317	—	—	1,480,226
Intercompany notes payable	—	676,993	407,040	(1,084,033)	—
Other long term liabilities	2,003	9,980	1,660	—	13,643
Total partners’ capital	1,011,103	889,648	380,844	(1,270,492)	1,011,103
Total liabilities and partners’ capital	$2,145,270	$2,112,451	$1,346,018	$(2,417,455)	$3,186,284

	Three Months Ended September 30, 2005 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$107,728	$2,396,410	$(342)	$2,503,796
Costs and expenses	—	77,759	2,382,340	(342)	2,459,757
Gains on sales of assets	—	(24)	(7)	—	(31)
Operating income	—	29,993	14,077	—	44,070
Interest expense — net	—	(12,476)	(7,250)	—	(19,726)
Equity earnings	29,575	11,723	5,398	(41,949)	4,747
Other income — net	—	335	149	—	484
Net income	$29,575	$29,575	$12,374	$(41,949)	$29,575

	Three Months Ended September 30, 2004 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$106,776	$1,383,551	$(317)	$1,490,010
Costs and expenses	—	81,291	1,372,804	(317)	1,453,778
Gains on sales of assets	—	(472)	(377)	—	(849)
Operating income	—	25,957	11,124	—	37,081
Interest expense — net	—	(11,625)	(5,506)	—	(17,131)
Equity earnings	24,770	10,219	5,770	(36,223)	4,536
Other income — net	—	219	65	—	284
Net income	$24,770	$24,770	$11,453	$(36,223)	$24,770

	Nine Months Ended September 30, 2005 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$329,310	$5,793,862	$(2,391)	$6,120,781
Costs and expenses	—	214,807	5,747,873	(2,391)	5,960,289
Gains on sales of assets	—	(538)	(59)	—	(597)
Operating income	—	115,041	46,048	—	161,089
Interest expense — net	—	(39,751)	(20,889)	—	(60,640)
Equity earnings	117,926	41,956	19,310	(162,600)	16,592
Other income — net	—	680	205	—	885
Net income	$117,926	$117,926	$44,674	$(162,600)	$117,926

	Nine Months Ended September 30, 2004 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Operating revenues	$—	$317,477	$3,847,540	$(2,382)	$4,162,635
Costs and expenses	—	226,138	3,806,469	(2,382)	4,030,225
Gains on sales of assets	—	(489)	(484)	—	(973)
Operating income	—	91,828	41,555	—	133,383
Interest expense — net	—	(35,636)	(17,554)	—	(53,190)
Equity earnings	101,120	44,217	24,404	(149,814)	19,927
Other income — net	—	711	289	—	1,000
Net income	$101,120	$101,120	$48,694	$(149,814)	$101,120

	Nine Months Ended September 30, 2005 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Cash flows from operating activities
Net income	$117,926	$117,926	$44,674	$(162,600)	$117,926
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	61,573	21,442	—	83,015
Earnings (losses) in equity investments, net of distributions	66,282	6,542	(1,820)	(59,418)	11,586
Gains on sales of assets	—	(538)	(59)	—	(597)
Changes in assets and liabilities and other	(108,054)	(52,386)	(113,346)	105,804	(167,982)
Net cash provided by (used in) operating activities	76,154	133,117	(49,109)	(116,214)	43,948

Cash flows from investing activities	(278,830)	(21,909)	(144,749)	183,069	(262,419)
Cash flows from financing activities	202,121	(124,614)	191,061	(66,447)	202,121
Net decrease in cash and cash equivalents	(555)	(13,406)	(2,797)	408	(16,350)
Cash and cash equivalents at beginning of period	4,116	13,596	2,826	(4,116)	16,422
Cash and cash equivalents at end of period	$3,561	$190	$29	$(3,708)	$72

	Nine Months Ended September 30, 2004 (as restated)
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
	(in thousands)
Cash flows from operating activities
Net income	$101,120	$101,120	$48,694	$(149,814)	$101,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	67,784	16,724	—	84,508
Earnings (losses) in equity investments, net of distributions	73,279	(512)	6,495	(59,764)	19,498
Gains on sales of assets	—	(489)	(484)	—	(973)
Changes in assets and liabilities and other	(133,125)	4,060	(27,902)	126,747	(30,220)
Net cash provided by operating activities	41,274	171,963	43,527	(82,831)	173,933

Cash flows from investing activities	98	(18,725)	(29,888)	(86,363)	(134,878)
Cash flows from financing activities	(58,899)	(165,268)	(16,897)	182,165	(58,899)
Net decrease in cash and cash equivalents	(17,527)	(12,030)	(3,258)	12,971	(19,844)
Cash and cash equivalents at beginning of period	19,744	19,243	5,670	(15,188)	29,469
Cash and cash equivalents at end of period	$2,217	$7,213	$2,412	$(2,217)	$9,625

NOTE 15. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We are restating our previously reported consolidated financial statements for the quarterly periods ended September 30, 2004 and 2005. In the fourth quarter of 2005, we determined that our method of accounting for the $33.4 million excess investment in Centennial, previously described as an intangible asset with an indefinite life, and the $27.1 million excess investment in Seaway, previously described as equity method goodwill, was incorrect. Through our accounting for these excess investments in Centennial and Seaway as intangible assets with indefinite lives and equity method goodwill, respectively, we have been testing the amounts for impairment on an annual basis as opposed to amortizing them over a determinable life. We determined that it would be more appropriate to account for these excess investments as intangible assets with determinable lives. As a result, we made non-cash adjustments that reduced the net value of the excess investments in Centennial and Seaway, and increased amortization expense allocated to our equity earnings. The restatement caused a $1.3 million and $1.1 million reduction to net income as previously reported for the three months ended September 30, 2005 and 2004, respectively, and a $3.8 million and $2.9 million reduction to net income as previously reported for the nine months ended September 30, 2005 and 2004, respectively. We restated previously reported consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The following tables summarize the impact of the restatement adjustment on previously reported balance sheet amounts and partners’ capital amounts for September 30, 2005, and income statement amounts and cash flow amounts for the periods ended September 30, 2005 and 2004 (in thousands):

Balance Sheet Amounts:

	September 30, 2005
	As Previously Reported	Adjustment	As Restated
Equity investments	$374,531	$(14,156)	$360,375
Total assets	$3,802,496	$(14,156)	$3,788,340

Partners’ capital:
Accumulated other comprehensive income	$35	$—-	$35
General partner’s interest	(50,889)	(3,991)	(54,880)
Limited partners’ interest	1,288,695	(10,165)	1,278,530
Total partners’ capital	1,237,841	(14,156)	1,223,685
Total liabilities and partners’ capital	$3,802,496	$(14,156)	$3,788,340

Income Statement Amounts:

	Three Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated
Equity earnings	$6,095	$(1,348)	$4,747
Net income	30,923	(1,348)	29,575

Net Income Allocation:
Limited Partner Unitholders	$21,872	$(957)	$20,915
General Partner	9,051	(391)	8,660
Total net income allocated	$30,923	$(1,348)	$29,575
Basic and diluted net income per Limited Partner Unit	$0.31	$(0.01)	$0.30

	Three Months Ended September 30, 2004
	As Previously Reported	Adjustment	As Restated
Equity earnings	$5,621	$(1,085)	$4,536
Net income	25,855	(1,085)	24,770

Net Income Allocation:
Limited Partner Unitholders	$18,396	$(772)	$17,624
General Partner	7,459	(313)	7,146
Total net income allocated	$25,855	$(1,085)	$24,770
Basic and diluted net income per Limited Partner Unit	$0.29	$(0.01)	$0.28

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated
Equity earnings	$20,403	$(3,811)	$16,592
Net income	121,737	(3,811)	117,926

Net Income Allocation:
Limited Partner Unitholders	86,105	(2,695)	83,410
General Partner	35,632	(1,116)	34,516
Total net income allocated	$121,737	$(3,811)	$117,926
Basic and diluted net income per Limited Partner Unit	$1.29	$(0.04)	$1.25

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustment	As Restated
Equity earnings	$22,854	$(2,927)	$19,927
Net income	104,047	(2,927)	101,120

Net Income Allocation:
Limited Partner Unitholders	$74,032	$(2,083)	$71,949
General Partner	30,015	(844)	29,171
Total net income allocated	$104,047	$(2,927)	$101,120
Basic and diluted net income per Limited Partner Unit	$1.18	$(0.04)	$1.14

Cash Flow Amounts:

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$121,737	$(3,811)	$117,926
Earnings in equity investments, net of distributions	7,775	3,811	11,586

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$104,047	$(2,927)	$101,120
Earnings in equity investments, net of distributions	16,571	2,927	19,498

Partners’ Capital Amounts:

	Outstanding Limited Partner Units	General Partner’s Interest	Limited Partners’ Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital at September 30, 2005 as previously reported	69,963,554	$(50,889)	$1,288,695	$35	$1,237,841
Restatement adjustment	—	(3,991)	(10,165)	—	(14,156)

Partners’ capital at September 30, 2005 as restated	69,963,554	$(54,880)	$1,278,530	$35	$1,223,685

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

Restatement of Consolidated Financial Statements

We are restating our previously reported consolidated financial statements for the quarterly periods ended September 30, 2004 and 2005. In the fourth quarter of 2005, we determined that our method of accounting for the $33.4 million excess investment in Centennial, previously described as an intangible asset with an indefinite life, and the $27.1 million excess investment in Seaway, previously described as equity method goodwill, was incorrect.

Through our accounting for these excess investments in Centennial and Seaway as intangible assets with indefinite lives and equity method goodwill, respectively, we have been testing the amounts for impairment on an annual basis as opposed to amortizing them over a determinable life. We determined that it would be more appropriate to account for these excess investments as intangible assets with determinable lives. As a result, we made non-cash adjustments that reduced the net value of the excess investments in Centennial and Seaway, and increased amortization expense allocated to our equity earnings. The restatement caused a $1.3 million, or $0.01 per Unit, and $1.1 million, or $0.01 per Unit, reduction to net income and earnings per unit as previously reported for the three months ended September 30, 2005 and 2004, respectively, and a $3.8 million, or $0.04 per Unit, and $2.9 million, or $0.04 per Unit, reduction to net income and earnings per unit as previously reported for the nine months ended September 30, 2005 and 2004, respectively. We restated previously reported consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Management Overview of the Three Months and Nine Months Ended September 30, 2005

We reported net income of $29.6 million, or $0.30 per Limited Partner Unit (“Unit” or “Units”), for the three months ended September 30, 2005, compared with net income of $24.8 million, or $0.28 per Unit, for the three months ended September 30, 2004. Net income was $117.9 million, or $1.25 per Unit, for the nine months ended September 30, 2005, compared with net income of $101.1 million, or $1.14 per Unit, for the nine months ended September 30, 2004. The weighted average number of Units outstanding was 70.0 million and 63.0 million for the three months ended September 30, 2005 and 2004, respectively, and 66.5 million and 63.0 million for the nine months ended September 30, 2005 and 2004, respectively.

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

Results of Operations

The following table summarizes financial information by business segment for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
Operating revenues:
Downstream Segment	$66,094	$68,546	$207,699	$205,719
Upstream Segment	2,380,734	1,370,086	5,750,514	3,807,436
Midstream Segment	57,310	51,695	164,959	151,862
Intersegment eliminations	(342)	(317)	(2,391)	(2,382)
Total operating revenues	2,503,796	1,490,010	6,120,781	4,162,635

Operating income:
Downstream Segment	14,615	12,781	61,099	53,082
Upstream Segment	5,207	4,778	22,199	23,314
Midstream Segment	24,248	19,522	77,791	56,987
Total operating income	44,070	37,081	161,089	133,383

Earnings before interest:
Downstream Segment	14,270	11,750	58,957	49,253
Upstream Segment	10,708	10,608	41,641	47,975
Midstream Segment	24,323	19,543	77,968	57,082

Interest expense	(22,033)	(18,495)	(65,202)	(57,002)
Interest capitalized	2,307	1,364	4,562	3,812
Net income	$29,575	$24,770	$117,926	$101,120

The following is a detailed analysis of the results of operations, including reasons for changes in results, by each of our operating segments.

Downstream Segment

The following table provides financial information for the Downstream Segment for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(as restated)	(as restated)		(as restated)	(as restated)
Transportation — Refined products	$38,240	$43,386	$(5,146)	$111,039	$113,294	$(2,255)
Transportation — LPGs	16,519	16,071	448	63,220	58,572	4,648
Other	11,335	9,089	2,246	33,440	33,853	(413)
Total operating revenues	66,094	68,546	(2,452)	207,699	205,719	1,980

Operating, general andadministrative	30,219	32,905	(2,686)	85,115	90,924	(5,809)
Operating fuel and power	8,170	8,533	(363)	23,787	23,776	11
Depreciation and amortization	10,098	12,818	(2,720)	29,460	31,106	(1,646)
Taxes — other than income taxes	3,016	1,981	1,035	8,369	7,320	1,049
Gains on sales of assets	(24)	(472)	448	(131)	(489)	358
Total costs and expenses	51,479	55,765	(4,286)	146,600	152,637	(6,037)

Operating income	14,615	12,781	1,834	61,099	53,082	8,017

Equity earnings (losses)	(651)	(1,234)	583	(2,718)	(4,477)	1,759
Other income — net	306	203	103	576	648	(72)

Earnings before interest	$14,270	$11,750	$2,520	$58,957	$49,253	$9,704

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

Net earnings from equity investments increased for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, as shown below (in thousands):

	Three Months Ended
	September 30,
	2005	2004	Increase
	(as restated)	(as restated)
Centennial	$(2,391)	$(2,751)	$360
MB Storage	1,728	1,530	198
Other	12	(13)	25
Total equity earnings (losses)	$(651)	$(1,234)	$583

Equity losses in Centennial decreased $0.4 million for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, primarily due to higher transportation revenues, decreased operating expenses and lower product measurement losses during the 2005 period. Equity earnings in MB Storage increased $0.2 million for the three months ended September 30, 2005, compared with the three months ended September 30, 2004, primarily due to increased tender deduction and lease line revenues on the MB Storage system. As a result of Hurricane Rita, MB Storage’s revenues were reduced by approximately $0.2 million during the three months ended September 30, 2005. We expect the impact of Hurricane Rita to reduce MB Storage’s fourth quarter 2005 revenues by an estimated $0.1 million and increase operating expenses by an estimated $0.4 million.

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

Net earnings from equity investments increased for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, as shown below (in thousands):

	Nine Months Ended
	September 30,		Increase
	2005	2004	(Decrease)
	(as restated)	(as restated)
Centennial	$(8,476)	$(10,390)	$1,914
MB Storage	5,727	5,944	(217)
Other	31	(31)	62
Total equity earnings (losses)	$(2,718)	$(4,477)	$1,759

Equity losses in Centennial decreased $1.9 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, primarily due to higher transportation revenues and volumes and lower transmix related product replacement costs and product measurement losses during the 2005 period. Equity earnings in MB Storage decreased $0.2 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, primarily due to increased depreciation and amortization expense and higher general and administrative expenses, partially offset by higher rental and storage revenues and volumes. MB Storage’s revenues were also impacted by Hurricane Rita as discussed above. In April 2004, MB Storage acquired storage and pipeline assets and contracts for approximately $35.0 million, of which TE Products contributed $16.5 million. Increases in storage revenue, shuttle revenue, rental revenue and depreciation and amortization expense for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, are primarily related to the acquired storage assets and contracts.

Upstream Segment

The following table provides financial information for the Upstream Segment for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(as restated)	(as restated)		(as restated)	(as restated)

Sales of petroleum products	$2,367,984	$1,358,220	$1,009,764	$5,714,353	$3,770,006	$1,944,347
Transportation — Crude oil	10,001	9,288	713	28,215	28,164	51
Other	2,749	2,578	171	7,946	9,266	(1,320)
Total operating revenues	2,380,734	1,370,086	1,010,648	5,750,514	3,807,436	1,943,078

Purchases of petroleum products	2,350,107	1,344,613	1,005,494	5,665,136	3,728,345	1,936,791
Operating, general and administrative	15,972	15,412	560	41,700	39,279	2,421
Operating fuel and power	1,247	1,240	7	3,709	4,373	(664)
Depreciation and amortization	6,471	3,268	3,203	13,623	9,381	4,242
Taxes — other than income taxes.	1,737	1,152	585	4,206	3,228	978
Gains on sales of assets	(7)	(377)	370	(59)	(484)	425
Total costs and expenses	2,375,527	1,365,308	1,010,219	5,728,315	3,784,122	1,944,193

Operating income	5,207	4,778	429	22,199	23,314	(1,115)

Equity earnings	5,398	5,770	(372)	19,310	24,404	(5,094)
Other income — net	103	60	43	132	257	(125)
Earnings before interest	$10,708	$10,608	$100	$41,641	$47,975	$(6,334)

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

The following table reconciles the Upstream Segment margin to the consolidated statements of income using the information presented in the consolidated statements of income and the statements of income in Note 11. Segment Information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales of petroleum products	$2,367,984	$1,358,220	$5,714,353	$3,770,006
Transportation — Crude oil	10,001	9,288	28,215	28,164
Less: Purchases of petroleum products	(2,350,107)	(1,344,613)	(5,665,136)	(3,728,345)
Total margin	27,878	22,895	77,432	69,825
Other operating revenues	2,749	2,578	7,946	9,266
Net operating revenues	30,627	25,473	85,378	79,091
Operating, general and administrative	15,972	15,412	41,700	39,279
Operating fuel and power	1,247	1,240	3,709	4,373
Depreciation and amortization	6,471	3,268	13,623	9,381
Taxes — other than income taxes	1,737	1,152	4,206	3,228
Gains on sales of assets	(7)	(377)	(59)	(484)
Operating income	$5,207	$4,778	$22,199	$23,314

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

Midstream Segment

The following table provides financial information for the Midstream Segment for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)

Sales of petroleum products	$2,880	$1,734	$1,146	$7,337	$4,868	$2,469
Gathering — Natural Gas	38,833	35,515	3,318	112,349	104,444	7,905
Transportation — NGLs	11,829	10,430	1,399	33,435	31,022	2,413
Other	3,768	4,016	(248)	11,838	11,528	310
Total operating revenues	57,310	51,695	5,615	164,959	151,862	13,097

Purchases of petroleum products	2,585	1,381	1,204	5,761	4,367	1,394
Operating, general and administrative	11,764	12,175	(411)	31,137	34,732	(3,595)
Operating fuel and power	3,121	3,691	(570)	7,658	8,310	(652)
Depreciation and amortization	14,391	14,191	200	39,932	44,021	(4,089)
Taxes — other than income taxes	1,201	735	466	3,087	3,445	(358)
Gains on sales of assets	—	—	—	(407)	—	(407)
Total costs and expenses	33,062	32,173	889	87,168	94,875	(7,707)

Operating income	24,248	19,522	4,726	77,791	56,987	20,804

Other income — net	75	21	54	177	95	82

Earnings before interest	$24,323	$19,543	$4,780	$77,968	$57,082	$20,886

The following table presents volume and average rate information for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Gathering — Natural Gas — Jonah:
Million cubic feet (“MMcf”)	105,993	90,005	18%	302,388	257,402	17%
Billion British thermal units (“MMmbtu”)	117,006	99,531	18%	333,823	284,858	17%
Average fee per Million British thermal unit (“MMBtu”)	$0.185	$0.191	(4)%	$0.187	$0.195	(4)%

Gathering — Natural Gas — Val Verde:
MMcf	46,273	36,733	26%	131,646	108,213	22%
MMmbtu	40,881	31,294	31%	115,685	91,459	26%
Average fee per MMBtu	$0.422	$0.527	(20)%	$0.430	$0.533	(19)%

Transportation — NGLs:
Thousand barrels	16,332	15,064	8%	45,708	45,209	1%
Average rate per barrel	$0.724	$0.692	5%	$0.731	$0.686	7%

Fractionation — NGLs:
Thousand barrels	1,068	994	7%	3,294	3,064	7%
Average rate per barrel	$1.768	$1.866	(6)%	$1.744	$1.802	(3)%

Sales — Condensate:
Thousand barrels	3.4	7.3	(54)%	44.6	67.0	(33)%
Average rate per barrel	$55.60	$43.54	28%	$50.21	$35.58	41%

The following table reconciles the Midstream Segment margin to operating income in the consolidated statements of income using the information presented in the tables above, in the consolidated statements of income and in the statements of income in Note 11. Segment Information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales of petroleum products	$2,880	$1,734	$7,337	$4,868
Less: Purchases of petroleum products	(2,585)	(1,381)	(5,761)	(4,367)
Total margin	295	353	1,576	501
Gathering — Natural Gas	38,833	35,515	112,349	104,444
Transportation — NGLs	11,829	10,430	33,435	31,022
Other operating revenues	3,768	4,016	11,838	11,528
Net operating revenues	54,725	50,314	159,198	147,495
Operating, general and administrative	11,764	12,175	31,137	34,732
Operating fuel and power	3,121	3,691	7,658	8,310
Depreciation and amortization	14,391	14,191	39,932	44,021
Taxes — other than income taxes	1,201	735	3,087	3,445
Gains on sales of assets	—	—	(407)	—
Operating income	$24,248	$19,522	$77,791	$56,987

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

Margin (sales of petroleum products less purchases of petroleum products) resulting from the processing arrangements at the Jonah Pioneer plant increased $1.1 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, primarily due to increased volumes and higher NGL prices. Jonah’s Pioneer gas processing plant was completed during the first quarter of 2004, as a part of the Phase III expansion to increase the processing capacity in southwestern Wyoming. Pioneer’s processing agreements allow the producers to elect annually whether to be charged under a fee-based arrangement or a fee plus keep-whole arrangement. Under the fee-based election, Jonah receives a fee for its processing services. Under the fee plus keep-whole election, Jonah receives a lower fee for its processing services, retains and sells the NGLs extracted during the process and delivers to producers the residue gas equivalent in energy to the natural gas received from the producers. Jonah sells the NGLs it retains and purchases gas to replace the equivalent energy removed in the liquids. For the 2004 and 2005 periods, the producers elected the fee plus keep-whole arrangement.

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

Operating Activities

Net cash from operating activities for the nine months ended September 30, 2005 and 2004, was comprised of the following (in millions):

	Nine Months Ended
	September 30,
	2005	2004

Net income	$117.9	$101.1
Depreciation and amortization	83.0	84.5
Earnings in equity investments	(16.6)	(19.9)
Distributions from equity investments	28.2	39.5
Gains on sales of assets	(0.6)	(1.0)
Non-cash portion of interest expense	1.2	0.2
Cash used in working capital and other	(169.1)	(30.5)
Net cash from operating activities	$44.0	$173.9

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

_____________________________

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

3.3

Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 31, 2000 (Filed as Exhibit 3.3 to Form 10-Q/A of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

3.4

Amendment to Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 22, 2005 (Filed as Exhibit 3.4 to Form 10-Q/A of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

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

12.1

Statement of Computation of Ratio of Earnings to Fixed Charges (Filed as Exhibit 12.1 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2005 and incorporated herein by reference).

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