Form 10-Q
period 2007-03-31
TEPPCO PARTNERS LP
filed 2007-05-04
CIK 857644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 1-10403
TEPPCO Partners, L.P.
(Exact name of Registrant as specified in its charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	76-0291058 (I.R.S. Employer Identification Number)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Limited Partner Units outstanding as of May 3, 2007: 89,804,829

TEPPCO PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TEPPCO PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$71	$70
Accounts receivable, trade (net of allowance for doubtful accounts of $103 and $100)	776,570	852,816
Accounts receivable, related parties	11,046	11,788
Inventories	63,834	72,193
Other	29,065	29,843

Total current assets	880,586	966,710

Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $526,533 and $509,889)	1,650,547	1,642,095
Equity investments	997,559	1,039,710
Intangible assets	179,499	185,410
Goodwill	15,506	15,506
Other assets	73,253	72,661

Total assets	$3,796,950	$3,922,092

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$780,131	$855,306
Accounts payable, related parties	45,451	34,461
Accrued interest	15,667	35,523
Other accrued taxes	13,649	14,482
Other	23,735	36,776

Total current liabilities	878,633	976,548

Senior notes	1,112,802	1,113,287
Other long-term debt	399,500	490,000
Deferred tax liability	10	652
Other liabilities and deferred credits	19,330	19,461
Other liabilities, related party	—	1,814
Commitments and contingencies
Partners’ capital:
Accumulated other comprehensive income	969	426
General partner’s interest	(74,759)	(85,655)
Limited partners’ interests	1,460,465	1,405,559

Total partners’ capital	1,386,675	1,320,330

Total liabilities and partners’ capital	$3,796,950	$3,922,092

See Notes to Unaudited Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Operating revenues:
Sales of petroleum products	$1,850,128	$2,396,346
Transportation – Refined products	37,135	31,799
Transportation – LPGs	36,053	29,421
Transportation – Crude oil	10,790	8,923
Transportation – NGLs	10,941	10,653
Gathering – Natural gas	15,408	41,375
Other	17,974	17,852

Total operating revenues	1,978,429	2,536,369

Costs and expenses:
Purchases of petroleum products	1,813,994	2,371,040
Operating expense	45,166	46,503
Operating fuel and power	15,274	14,297
General and administrative	8,598	9,201
Depreciation and amortization	25,369	28,757
Taxes – other than income taxes	5,243	5,311
Gains on sales of assets	(18,649)	(1,378)

Total costs and expenses	1,894,995	2,473,731

Operating income	83,434	62,638
Other income (expense):
Interest expense – net	(22,211)	(21,143)
Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P.	59,837	—
Equity earnings	16,563	989
Interest income	342	472
Other income – net	244	427

Income before provision for income taxes	138,209	43,383
Provision for income taxes	18	—

Income from continuing operations	138,191	43,383
Income from discontinued operations	—	1,607
Gain on sale of discontinued operations	—	17,884

Discontinued operations	—	19,491

Net income	$138,191	$62,874

Changes in fair values of interest rate cash flow hedges	217	1,671
Changes in fair values of crude oil cash flow hedges	360	236
Pension benefit SFAS No. 158 adjustment	(34)	—

Comprehensive income	$138,734	$64,781

TEPPCO PARTNERS, L.P.
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME — (Continued)
(Unaudited)
(Dollars in thousands, except per Unit amounts)

	For the Three Months Ended
	March 31,
	2007	2006
Net Income Allocation:
Limited Partner Unitholders:
Income from continuing operations	$115,524	$30,628
Income from discontinued operations	—	13,760

Total Limited Partner Unitholders net income allocation	115,524	44,388

General Partner:
Income from continuing operations	22,667	12,755
Income from discontinued operations	—	5,731

Total General Partner net income allocation	22,667	18,486

Total net income allocated	$138,191	$62,874

Basic and diluted net income per Limited Partner Unit:
Continuing operations	$1.29	$0.43
Discontinued operations	—	0.20

Basic and diluted net income per Limited Partner Unit	$1.29	$0.63

Weighted average Limited Partner Units outstanding	89,805	69,964

See Notes to Unaudited Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$138,191	$62,874
Adjustments to reconcile net income to cash provided by continuing operating activities:
Income from discontinued operations	—	(19,491)
Deferred income taxes	(642)	—
Depreciation and amortization	25,369	28,757
Earnings in equity investments	(16,563)	(989)
Distributions from equity investments	40,304	16,297
Gains on sales of assets	(18,649)	(1,378)
Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P.	(59,837)	—
Non-cash portion of interest expense	294	443
Net effect of changes in operating accounts	(39,736)	(49,420)

Net cash provided by continuing operating activities	68,731	37,093
Net cash provided by discontinued operations	—	1,631

Net cash provided by operating activities	68,731	38,724

Investing activities:
Proceeds from sales of assets and ownership interest	165,266	39,030
Investment in Mont Belvieu Storage Partners, L.P.	—	(1,720)
Investment in Centennial Pipeline LLC	(6,081)	—
Investment in Jonah Gas Gathering Company	(30,942)	—
Capital expenditures	(34,084)	(38,272)

Net cash provided by (used in) investing activities	94,159	(962)

Financing activities:
Proceeds from revolving credit facility	235,000	187,700
Repayments on revolving credit facility	(325,500)	(158,600)
Distributions paid	(72,389)	(66,892)

Net cash used in financing activities	(162,889)	(37,792)

Net change in cash and cash equivalents	1	(30)

Cash and cash equivalents, January 1	70	119

Cash and cash equivalents, March 31	$71	$89

See Notes to Unaudited Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.
STATEMENT OF CONSOLIDATED PARTNERS’ CAPITAL
(Unaudited)
(Dollars in thousands, except Unit amounts)

	Outstanding			Accumulated
	Limited	General	Limited	Other
	Partner	Partner’s	Partners’	Comprehensive
	Units	Interest	Interests	Income	Total
Balance, December 31, 2006	89,804,829	$(85,655)	$1,405,559	$426	$1,320,330
Net income allocation	—	22,667	115,524	—	138,191
Cash distributions	—	(11,771)	(60,618)	—	(72,389)
Changes in fair values of crude oil cash flow hedges	—	—	—	360	360
Changes in fair values of interest rate cash flow hedges	—	—	—	217	217
Pension benefit SFAS No. 158 adjustment	—	—	—	(34)	(34)

Balance, March 31, 2007	89,804,829	$(74,759)	$1,460,465	$969	$1,386,675

See Notes to Unaudited Consolidated Financial Statements.

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
     We were formed in March 1990, and we operate through TE Products Pipeline Company, Limited Partnership (“TE Products”), TCTM, L.P. (“TCTM”) and TEPPCO Midstream Companies, L.P. (“TEPPCO Midstream”). Collectively, TE Products, TCTM and TEPPCO Midstream are referred to as the “Operating Partnerships.” Texas Eastern Products Pipeline Company, LLC (“General Partner”), a Delaware limited liability company, serves as our general partner and owns a 2% general partner interest in us. We hold a 99.999% limited partner interest in the Operating Partnerships and TEPPCO GP, Inc., a wholly owned subsidiary, holds a 0.001% general partner interest.
     Our General Partner is owned by DFI GP Holdings L.P. (“DFI”), an affiliate of EPCO, Inc. (“EPCO”), a privately held company controlled by Dan L. Duncan. Mr. Duncan and his affiliates, including EPCO, DFI and Dan Duncan LLC, privately held companies controlled by him, control us, our General Partner and Enterprise Products Partners L.P. (“Enterprise”) and its affiliates, including Enterprise GP Holdings L.P. and Duncan Energy Partners L.P. DFI owns and controls the 2% general partner interest in us and has the right to receive the incentive distribution rights associated with the general partner interest. DFI and other entities controlled by Mr. Duncan own 16,691,550 of our Units. Under an amended and restated administrative services agreement (“ASA”), EPCO performs all management, administrative and operating functions required for us, and we reimburse EPCO for all direct and indirect expenses that have been incurred in managing us.
     The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of March 31, 2007, and the results of our operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of results of our operations for the full year 2007. You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2006. We have reclassified certain amounts from prior periods to conform to the current presentation.
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

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
Income Taxes
     Provision for income taxes is applicable to our state tax obligations under the Texas Margin Tax enacted in May 2006. For the three months ended March 31, 2007, we recorded a $0.7 million current tax liability and a $0.6 million reduction to deferred tax liability. The offsetting net charge consisting of a reduction to deferred tax expense of $0.6 million and an increase in current income tax expense of $0.7 million is shown on our statement of consolidated income for the three months ended March 31, 2007 as provision for income taxes.
Net Income Per Unit
     Basic net income per Unit is computed by dividing net income, after deduction of the General Partner’s interest, by the weighted average number of Units outstanding (a total of 89.8 million Units and 70.0 million Units for the three months ended March 31, 2007 and 2006, respectively). The General Partner’s percentage interest in our net income is based on its percentage of cash distributions from Available Cash for each period (see Note 10). The General Partner was allocated $22.7 million (representing 16.4%) of net income for the three months ended March 31, 2007 and $18.5 million (representing 29.4%) of net income for the three months ended March 31, 2006.
     The General Partner’s percentage interest in our net income increases as cash distributions paid per Unit increase above specified levels, in accordance with our Partnership Agreement. On December 8, 2006, our Partnership Agreement was amended and restated, and our General Partner’s maximum percentage interest in our quarterly distributions was reduced from 50% to 25% in exchange for 14.1 million Units. References in this Report to our “Partnership Agreement” are to our partnership agreement in effect from time to time.
     Diluted net income per Unit equaled basic net income per Unit for each of the three months ended March 31, 2007 and 2006, as there were no dilutive instruments outstanding.
Revenue Recognition
     Our Downstream Segment revenues are earned from transportation, marketing and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. Transportation revenues are recognized as products are delivered to customers. Storage revenues are recognized upon receipt of products into storage and upon performance of storage services. Terminaling revenues are recognized as products are out-loaded. Revenues from the sale of product inventory are recognized when the products are sold. Our refined products marketing activities generate revenues by purchasing refined products from our throughput partners and establishing a margin by selling refined products for physical delivery through spot sales at the Aberdeen truck rack to independent wholesalers and retailers of refined products. These purchases and sales are generally contracted to occur on the same day.
     Our Upstream Segment revenues are earned from gathering, transporting, marketing and storing crude oil, and distributing lubrication oils and specialty chemicals principally in Oklahoma, Texas, New Mexico and the

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Rocky Mountain region. Revenues are also generated from trade documentation and pumpover services, primarily at Cushing, Oklahoma, and Midland, Texas. Revenues are accrued at the time title to the product sold transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser, and purchases are accrued at the time title to the product purchased transfers to our crude oil marketing company, TEPPCO Crude Oil, L.P. (“TCO”), which typically occurs upon our receipt of the product. Revenues related to trade documentation and pumpover fees are recognized as services are completed.
     Except for crude oil purchased from time to time as inventory, our policy is to purchase only crude oil for which we have a market to sell and to structure sales contracts so that crude oil price fluctuations do not materially affect the margin received. As we purchase crude oil, we establish a margin by selling crude oil for physical delivery to third party users or by entering into a future delivery obligation. Through these transactions, we seek to maintain a position that is balanced between crude oil purchases and sales and future delivery obligations. However, commodity price risks cannot be completely hedged.
     On April 1, 2006, we adopted Emerging Issues Task Force (“EITF”) 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, which resulted in crude oil inventory purchases and sales under buy/sell transactions, which were previously recorded as gross purchases and sales, to be treated as inventory exchanges in our statements of consolidated income. EITF 04-13 reduced gross revenues and purchases, but did not have a material effect on our financial position, results of operations or cash flows. Under the consensus reached in EITF 04-13, buy/sell transactions are reported as non-monetary exchanges and consequently not presented on a gross basis in our statements of consolidated income. Implementation of EITF 04-13 reduced revenues and purchases of petroleum products on our statement of consolidated income by approximately $385.0 million for the three months ended March 31, 2007. The revenues and purchases of petroleum products associated with buy/sell transactions that are reported on a gross basis in our statement of consolidated income for the three months ended March 31, 2006 are approximately $275.4 million. Under the provisions of the consensus, retroactive restatement of buy/sell transactions reported in prior periods was not permitted.
     Our Midstream Segment revenues are earned from the gathering of natural gas, transportation of NGLs and fractionation of NGLs. Gathering revenues are recognized as natural gas is received from the customer. Transportation revenues are recognized as NGLs are delivered. Fractionation revenues are recognized ratably over the contract year as products are delivered. We generally do not take title to the natural gas gathered, NGLs transported or NGLs fractionated, with the exception of inventory imbalances. Therefore, the results of our Midstream Segment are not directly affected by changes in the prices of natural gas or NGLs.
NOTE 2. RECENT ACCOUNTING DEVELOPMENTS
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

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. First, an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position. Second, a tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and we were required to adopt FIN 48 as of January 1, 2007. All of our tax positions have met the more likely than not threshold for recognition and no measurement adjustments were made to the financial statements as a result of the adoption of FIN 48. The adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and we are required to adopt SFAS 157 as of January 1, 2008. We believe that the adoption of SFAS 157 will not have a material effect on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS 159 will not have a material effect on our financial position, results of operations or cash flows.
NOTE 3. EMPLOYEE BENEFIT PLANS
     The TEPPCO Retirement Cash Balance Plan (“TEPPCO RCBP”) was a non-contributory, trustee-administered pension plan. The benefit formula for all eligible employees was a cash balance formula. Under a cash balance formula, a plan participant accumulated a retirement benefit based upon pay credits and current interest credits. The pay credits were based on a participant’s salary, age and service. We used a December 31 measurement date for this plan.
     On May 27, 2005, the TEPPCO RCBP was amended. Effective May 31, 2005, participation in the TEPPCO RCBP was frozen, and no new participants were eligible to be covered by the plan after that date. Effective June 1, 2005, EPCO adopted the TEPPCO RCBP for the benefit of its employees providing services to us.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Effective December 31, 2005, all plan benefits accrued were frozen, participants received no additional pay credits after that date, and all plan participants were 100% vested regardless of their years of service. The TEPPCO RCBP plan was terminated effective December 31, 2005, and plan participants had the option to receive their benefits either through a lump sum payment in 2006 or through an annuity. In April 2006, we received a determination letter from the Internal Revenue Service (“IRS”) providing IRS approval of the plan termination. For those plan participants who elected to receive an annuity, we purchased an annuity contract from an insurance company in which the plan participants own the annuity, absolving us of any future obligation to the participants.
     In the fourth quarter of 2006, we recorded settlement charges of approximately $3.5 million in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, relating to the TEPPCO RCBP for any existing unrecognized losses upon the plan termination and final distribution of the assets to the plan participants. Additional settlement charges will be recorded as the distribution of assets are made to plan participants. At March 31, 2007, $0.4 million of the TEPPCO RCBP plan assets had not been distributed to plan participants. We do not expect to make further contributions to the TEPPCO RCBP in 2007.
     EPCO maintains a 401(k) plan for the benefit of employees providing services to us, and we reimburse EPCO for the cost of maintaining this plan in accordance with the ASA.
NOTE 4. FINANCIAL INSTRUMENTS – INTEREST RATE SWAPS
     In October 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes. Under the swap agreement, TE Products pays a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receives a fixed rate of interest of 7.51%. During the three months ended March 31, 2007 and 2006, we recognized reductions in interest expense of $0.3 million and $0.7 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarters ended March 31, 2007 and 2006, we reviewed the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair values of this interest rate swap were liabilities of approximately $2.0 million and $2.6 million at March 31, 2007, and December 31, 2006, respectively.
     During 2002, we entered into interest rate swap agreements, designated as fair value hedges, to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012. The swap agreements had a combined notional amount of $500.0 million and matured in 2012 to match the principal and maturity of the Senior Notes. Under the swap agreements, we paid a floating rate of interest based on a U.S. Dollar LIBOR rate, plus a spread, and received a fixed rate of interest of 7.625%. These swap agreements were later terminated in 2002 resulting in gains of $44.9 million. The gains realized from the swap terminations have been deferred as adjustments to the carrying value of the Senior Notes and are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the Senior Notes. At March 31, 2007, the unamortized balance of the deferred gains was $26.8 million. In the event of early extinguishment of the Senior Notes, any remaining unamortized gains would be recognized in the statement of consolidated income at the time of extinguishment.
     On January 20, 2006, we entered into interest rate swap agreements with a total notional amount of $200.0 million to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facility. These interest rate swaps mature in January 2008. Under the swap agreements, we pay a

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
fixed rate of interest ranging from 4.67% to 4.695% and receive a floating rate based on a three-month U.S. Dollar LIBOR rate. In the third quarter of 2006, these swaps were designated as cash flow hedges. For the period from January 20, 2006 through the date these swaps were designated as cash flow hedges, changes in the fair value of the swaps were recognized in earnings, which resulted in a $2.2 million reduction to interest expense. While these interest rate swaps remain in effect, future changes in the fair value of the cash flow hedges, to the extent the swaps are effective, will be recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At March 31, 2007 and December 31, 2006, the fair values of these interest rate swaps were assets of $1.1 million and $1.4 million, respectively.
     In October 2006 and February 2007, we executed a series of treasury rate lock agreements that extend through June 2007 for a notional amount totaling $300.0 million. These agreements, which are derivative instruments, have been designated as cash flow hedges to offset our exposure to increases in the underlying U.S. Treasury benchmark rate that is expected to be used to establish the fixed interest rate for debt that we expect to incur in 2007. The weighted average rate under the treasury lock agreements was approximately 4.6%. The actual coupon rate of the expected debt issuance will be comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium for our debt security. At March 31, 2007 and December 31, 2006, the fair values of these treasury locks were assets of $0.2 million and less than $0.1 million, respectively. To the extent effective, gains and losses on the value of the treasury locks will be deferred until the forecasted debt is issued and will be amortized to earnings over the life of the debt. No ineffectiveness was required to be recorded as of March 31, 2007.
NOTE 5. INVENTORIES
     Inventories are valued at the lower of cost (based on weighted average cost method) or market. The costs of inventories did not exceed market values at March 31, 2007, and December 31, 2006. The major components of inventories were as follows:

	March 31,	December 31,
	2007	2006
Crude oil (1)	$42,098	$49,312
Refined products and LPGs (2)	7,226	7,636
Lubrication oils and specialty chemicals	7,545	7,500
Materials and supplies	6,965	7,029
Other	—	716

Total	$63,834	$72,193

(1)	At March 31, 2007 and December 31, 2006, the substantial majority of our crude oil inventory was subject to forward sales contracts.

(2)	Refined products and LPGs inventory is managed on a combined basis.
NOTE 6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Seaway
     Through one of our indirect wholly owned subsidiaries, we own a 50% ownership interest in Seaway Crude Pipeline Company (“Seaway”). The remaining 50% interest is owned by ConocoPhillips. We operate the Seaway assets. Seaway owns pipelines that carry mostly imported crude oil from a marine terminal at Freeport, Texas, to Cushing, Oklahoma, and from a marine terminal at Texas City, Texas, to refineries in the Texas City and

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Houston, Texas, areas. The Seaway Crude Pipeline Company Partnership Agreement provides for varying participation ratios throughout the life of Seaway. The sharing ratio (including the amount of distributions we receive) changed from 60% to 40% on March 12, 2006, and as such, our share of revenue and expense of Seaway was 47% for 2006. Thereafter, we receive 40% of revenue and expense (and distributions) of Seaway. During the three months ended March 31, 2007 and 2006, we received distributions from Seaway of $3.8 million and $8.5 million, respectively. During the three months ended March 31, 2007 and 2006, we did not invest any additional funds in Seaway.
Centennial
     TE Products owns a 50% ownership interest in Centennial Pipeline LLC (“Centennial”), and Marathon Petroleum Company LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois. During the three months ended March 31, 2007, TE Products contributed $6.1 million to Centennial for contractual obligations that were created upon formation of Centennial. During the three months ended March 31, 2006, TE Products did not invest any additional funds in Centennial. TE Products has received no cash distributions from Centennial since its formation.
MB Storage
     Through February 28, 2007, TE Products owned a 49.5% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”) and a 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage), and Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) owned the remaining interests. On March 1, 2007, TE Products sold its ownership interests in MB Storage and its general partner to Louis Dreyfus (see Note 7). MB Storage owns storage capacity at the Mont Belvieu fractionation and storage complex and a short haul transportation shuttle system that ties Mont Belvieu, Texas, to the upper Texas Gulf Coast energy marketplace. MB Storage is a service-oriented, fee-based venture serving the fractionation, refining and petrochemical industries with substantial capacity and flexibility for the transportation, terminaling and storage of NGLs, LPGs and refined products. TE Products operated the facilities for MB Storage through February 28, 2007.
     For the year ended December 31, 2006, TE Products received the first $1.7 million per quarter (or $6.78 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the Agreement of Limited Partnership of MB Storage. Any amount of MB Storage’s 2006 income before depreciation expense in excess of $6.78 million was allocated evenly between TE Products and Louis Dreyfus. Depreciation expense on assets each party originally contributed to MB Storage was allocated between TE Products and Louis Dreyfus based on the net book value of the assets contributed. Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation was allocated evenly between TE Products and Louis Dreyfus. For the period from January 1, 2007 through February 28, 2007 and for the three months ended March 31, 2006, TE Products’ sharing ratio in the earnings of MB Storage was approximately 55.9% and 57.9%, respectively. During the period from January 1, 2007 through February 28, 2007, TE Products received distributions from MB Storage of $10.4 million, and made no contributions to MB Storage. During the three months ended March 31, 2006, TE Products received distributions from MB Storage of $7.8 million and contributed $1.7 million to MB Storage.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Summarized Financial Information for Seaway, Centennial and MB Storage
     We use the equity method of accounting to account for our investments in Seaway, Centennial and MB Storage. Summarized combined financial information for Seaway and Centennial for the three months ended March 31, 2007 and for MB Storage for the period from January 1, 2007 through February 28, 2007, and for Seaway, Centennial and MB Storage for the three months ended March 31, 2006, is presented below:

	For the Three Months Ended
	March 31,
	2007	2006
Revenues	$34,585	$38,635
Net income	9,287	7,041
     Summarized combined balance sheet information for Seaway and Centennial as of March 31, 2007, and for Seaway, Centennial and MB Storage as of December 31, 2006, is presented below:

	March 31,	December 31,
	2007	2006
Current assets	$34,219	$58,241
Noncurrent assets	510,482	615,790
Current liabilities	29,552	37,663
Long-term debt	137,500	150,000
Noncurrent liabilities	6,742	6,055
Partners’ capital	370,907	480,313
Jonah
     On August 1, 2006, Enterprise, through its affiliate, Enterprise Gas Processing, LLC, became our joint venture partner by acquiring an interest in Jonah Gas Gathering Company (“Jonah”), the partnership through which we have owned our interest in the Jonah system. Prior to entering into the Jonah joint venture, Enterprise had managed the construction of the Phase V expansion and funded the initial costs under a letter of intent we entered into in February 2006. In connection with the joint venture arrangement, we and Enterprise plan to continue the Phase V expansion, which is expected to increase the system capacity of the Jonah system from 1.5 billion cubic feet (“Bcf”) per day to approximately 2.3 Bcf per day and to significantly reduce system operating pressures, which is anticipated to lead to increased production rates and ultimate reserve recoveries. The first portion of the expansion, which is expected to increase the system gathering capacity to approximately 2.0 Bcf per day, is scheduled to be completed in mid-2007. The second portion of the expansion is expected to be completed by the end of 2007. We expect to reimburse Enterprise for our share of the Phase V expansion costs. To the extent the costs exceed an agreed upon base cost estimate of $415.2 million, we and Enterprise will each pay our respective ownership share (approximately 80% and 20%, respectively) of the expansion costs that exceed the agreed upon base cost estimate.
     Enterprise manages the Phase V construction project. From August 1, 2006, we and Enterprise have equally shared the costs of the Phase V expansion. Through March 31, 2007, we have reimbursed Enterprise $139.3 million for 50% of the Phase V cost incurred by it (including its cost of capital of $1.3 million). At March 31, 2007, we had a payable to Enterprise for costs incurred of $14.9 million. During November 2006, certain sections of new Phase V expansion pipe were commissioned and placed in service. Since December 2006, Enterprise has shared in the incremental cash flow resulting from the operation of those new facilities. After subsequent construction milestones are achieved, we and Enterprise will share partnership cash distributions and earnings based on a formula that takes into account the capital contributions of the parties, including expenditures by us prior to the expansion. Based on this formula in the partnership agreement, we will ultimately retain ownership of an approximate 80% interest in Jonah, with Enterprise owning the

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
remaining 20% and serving as operator, with further costs and cash distributions being allocated based on such ownership interests. At March 31, 2007, our ownership interest in Jonah was 82.7%, and for the three months ended March 31, 2007, our sharing ratio in the earnings of Jonah was 95.2%. During the three months ended March 31, 2007, we received distributions from Jonah of $26.1 million, which included $11.6 million of distributions declared in 2006 and paid during the first quarter of 2007. During the three months ended March 31, 2007, we contributed $30.9 million to Jonah. The joint venture is governed by a management committee comprised of two representatives approved by Enterprise and two representatives approved by us, each with equal voting power. The formation of the joint venture was reviewed and recommended for approval by the Audit, Conflicts and Governance Committee of the Board of Directors of our General Partner (“ACG Committee”).
     Summarized financial information for Jonah for the three months ended March 31, 2007, is presented below:

Revenues	$56,524
Net income	20,169
     Summarized balance sheet information for Jonah as of March 31, 2007 and December 31, 2006, is presented below:

	March 31,	December 31,
	2007	2006
Current assets	$49,362	$33,963
Noncurrent assets	868,992	800,591
Current liabilities	31,467	25,113
Noncurrent liabilities	195	191
Partners’ capital	886,692	809,250
NOTE 7. DISPOSITIONS AND DISCONTINUED OPERATIONS
MB Storage
     On March 1, 2007, TE Products sold its 49.5% ownership interest in MB Storage, its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) and other related assets to Louis Dreyfus for a total of approximately $157.2 million in cash, which includes approximately $18.5 million for other TE Products assets. This sale was in compliance with the October 2006 order and consent agreement with the Bureau of Competition of the Federal Trade Commission (“FTC”) and was completed in accordance with the terms and conditions approved by the FTC in February 2007. We expect to use the proceeds from the transaction to partially fund our 2007 portion of the Jonah Phase V expansion and other recently announced organic growth projects. We recognized gains of approximately $59.8 million and $13.2 million related to the sale of our equity interests and other related assets of TE Products, respectively, which are included in gain on sale of ownership interest in MB Storage and gain on the sale of assets, respectively, in our statements of consolidated income.
     In accordance with a transition services agreement between TE Products and Louis Dreyfus effective as of March 1, 2007, TE Products will provide certain administrative services to MB Storage for a period of up to two years after the sale, for a fee equal to 110% of the direct costs and expenses TE Products and its affiliates incur to provide the transition services to MB Storage. Payments for these services will be made according to the terms specified in the transition services agreement.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Other Refined Products Assets
     On January 23, 2007, we sold a 10-mile, 18-inch segment of pipeline to an affiliate of Enterprise for approximately $8.0 million in cash. These assets were part of our Downstream Segment and had a net book value of approximately $2.5 million. The sales proceeds were used to fund construction of a replacement pipeline in the area, in which the new pipeline provides greater operational capability and flexibility. We recognized a gain of approximately $5.5 million on this transaction, which is included in gain on sale of assets in our statements of consolidated income.
Pioneer Plant
     On March 31, 2006, we sold our ownership interest in the Pioneer silica gel natural gas processing plant located near Opal, Wyoming, together with Jonah’s rights to process natural gas originating from the Jonah and Pinedale fields, located in southwest Wyoming, to an affiliate of Enterprise for $38.0 million in cash. The Pioneer plant was not an integral part of our Midstream Segment operations, and natural gas processing is not a core business for us. We have no continuing involvement in the operations or results of this plant. This transaction was reviewed and recommended for approval by the ACG Committee and a fairness opinion was rendered by an investment banking firm. The sales proceeds were used to fund organic growth projects, retire debt and for other general partnership purposes. The carrying value of the Pioneer plant at March 31, 2006, prior to the sale, was $19.7 million. Costs associated with the completion of the transaction were approximately $0.4 million.
     A condensed statement of income for the Pioneer plant, which is classified as discontinued operations, for the three months ended March 31, 2006, is presented below:

For the Three Months
Ended March 31,
2006
Operating revenues:
Sales of petroleum products	$3,810
Other	921

Total operating revenues	4,731

Costs and expenses:
Purchases of petroleum products	2,861
Operating expense	182
Depreciation and amortization	51
Taxes – other than income taxes	30

Total costs and expenses	3,124

Income from discontinued operations	$1,607

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Net cash provided by discontinued operations for the three months ended March 31, 2006, are presented below:

For the Three Months
Ended March 31,
2006
Cash flows from discontinued operations:
Net income	$19,491
Depreciation and amortization	51
Gain on sale of Pioneer plant	(17,884)
Increase in inventories	(27)

Net cash provided by discontinued operations	$1,631

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
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
     The following table presents the carrying amount of goodwill at both March 31, 2007 and December 31, 2006, by business segment:

	Downstream	Midstream	Upstream	Segments
	Segment	Segment	Segment	Total
Goodwill	$1,339	$—	$14,167	$15,506

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Other Intangible Assets
     The following table reflects the components of intangible assets, including excess investments, being amortized at March 31, 2007, and December 31, 2006:

	March 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Gathering and transportation agreements	$241,537	$(92,279)	$241,537	$(87,121)
Fractionation agreement	38,000	(17,100)	38,000	(16,625)
Other	12,310	(2,969)	12,310	(2,691)

Subtotal	291,847	(112,348)	291,847	(106,437)

Excess investments:
Centennial Pipeline LLC	33,390	(17,196)	33,390	(16,579)
Seaway Crude Pipeline Company	26,908	(4,621)	26,908	(4,450)
Jonah Gas Gathering Company	3,949	(19)	2,924	—

Subtotal	64,247	(21,836)	63,222	(21,029)

Total intangible assets	$356,094	$(134,184)	$355,069	$(127,466)

     SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. Amortization expense on intangible assets was $5.9 million and $8.0 million for the three months ended March 31, 2007 and 2006, respectively. Amortization expense on excess investments included in equity earnings was $0.8 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.
     The values assigned to our intangible assets for natural gas gathering contracts on the Val Verde Gas Gathering Company, L.P. (“Val Verde”) system are amortized on a unit-of-production basis, based upon the actual throughput of the systems compared to the expected total throughput for the lives of the contracts. From time to time, we may obtain limited production forecasts and updated throughput estimates from some of the producers on the system, and as a result, we evaluate the remaining expected useful lives of the contract assets based on the best available information. Revisions to these estimates may occur as additional production information is made available to us.
     The values assigned to our fractionation agreement and other intangible assets are generally amortized on a straight-line basis. Our fractionation agreement is being amortized over its contract period of 20 years. The amortization periods for our other intangible assets, which include non-compete and other agreements, range from 3 years to 15 years. The value of $8.5 million assigned to our crude supply and transportation intangible customer contracts is being amortized on a unit-of-production basis.
     The value assigned to our excess investment in Centennial was created upon its formation. Approximately $30.0 million is related to a contract and is being amortized on a unit-of-production basis based upon the volumes transported under the contract compared to the guaranteed total throughput of the contract over a 10-year life. The remaining $3.4 million is related to a pipeline and is being amortized on a straight-line basis over the life of the pipeline, which is 35 years. The value assigned to our excess investment in Seaway was created upon acquisition of our 50% ownership interest in 2000. We are amortizing the excess investment in Seaway on a straight-line basis over a 39-year life related primarily to the life of the pipeline. The value assigned to our excess

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
investment in Jonah was created as a result of interest capitalized on the construction of Jonah’s Phase V expansion. We will continue to capitalize interest on the construction of the expansion of the Jonah system until the construction is completed and placed into service. As portions of the expansion are placed into service, we will amortize the excess investment in Jonah on a straight-line basis over the life of the assets constructed.
     The following table sets forth the estimated amortization expense of intangible assets and the estimated amortization expense allocated to equity earnings for the years ending December 31:

	Intangible Assets	Excess Investments
2007	$23,135	$4,498
2008	20,664	4,621
2009	18,053	4,827
2010	18,034	3,621
2011	18,026	919
NOTE 9. DEBT OBLIGATIONS
     The following table summarizes the principal amounts outstanding under all of our debt instruments at March 31, 2007, and December 31, 2006:

	March 31,	December 31,
	2007	2006
Revolving Credit Facility, due December 2011	$399,500	$490,000
6.45% TE Products Senior Notes, due January 2008 (1)	179,976	179,968
7.625% Senior Notes, due February 2012	498,921	498,866
6.125% Senior Notes, due February 2013	199,166	199,130
7.51% TE Products Senior Notes, due January 2028	210,000	210,000

Total borrowings	1,487,563	1,577,964
Adjustment to carrying value associated with hedges of fair value swaps	24,739	25,323

Total Debt Instruments (1)	$1,512,302	$1,603,287

(1)	In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, long-term debt reflects the classification of short-term obligations at March 31, 2007 as long-term. With respect to the 6.45% TE Products Senior Notes due in January 2008, we have the ability to use available credit capacity under our Revolving Credit Facility to fund the repayment of these Senior Notes.
Revolving Credit Facility
     We have in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“Revolving Credit Facility”), which matures on December 13, 2011. We may request up to two one-year extensions of the maturity date, subject to lender approval and satisfaction of certain other conditions. Commitments under the credit facility may be increased up to a maximum of $850.0 million upon our request, subject to lender approval and the satisfaction of certain other conditions. The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. Financial covenants in the

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Revolving Credit Facility require that we maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the Revolving Credit Facility limit our ability to, among other things, incur additional indebtedness, make distributions in excess of Available Cash (see Note 10), incur liens, engage in specified transactions with affiliates and complete mergers, acquisitions and sales of assets. The credit agreement restricts the amount of outstanding debt of the Jonah joint venture to debt owing to the owners of its partnership interests and other third-party debt in the principal aggregate amount of $50.0 million and allows for the issuance of certain hybrid securities of up to 15% of our Consolidated Total Capitalization (as defined therein). At March 31, 2007, $399.5 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.94%. At March 31, 2007, we were in compliance with the covenants of the Revolving Credit Facility.
Senior Notes
     On January 27, 1998, TE Products issued $180.0 million principal amount of 6.45% Senior Notes due 2008, and $210.0 million principal amount of 7.51% Senior Notes due 2028 (collectively the “TE Products Senior Notes”). The 6.45% TE Products Senior Notes were issued at a discount of $0.3 million and are being accreted to their face value over the term of the notes. The 6.45% TE Products Senior Notes due 2008 may not be redeemed prior to their maturity on January 15, 2008. The 7.51% TE Products Senior Notes due 2028, issued at par, may be redeemed at any time after January 15, 2008, at the option of TE Products, in whole or in part, at the following redemption prices (expressed in percentages of the principal amount) during the twelve months beginning January 15 of the years indicated:

	Redemption		Redemption
Year	Price	Year	Price
2008	103.755%	2013	101.878%
2009	103.380%	2014	101.502%
2010	103.004%	2015	101.127%
2011	102.629%	2016	100.751%
2012	102.253%	2017	100.376%
and thereafter at 100% of the principal amount, together in each case with accrued interest at the redemption date.
     The TE Products Senior Notes do not have sinking fund requirements. Interest on the TE Products Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The TE Products Senior Notes are unsecured obligations of TE Products and rank pari passu with all other unsecured and unsubordinated indebtedness of TE Products. The indenture governing the TE Products Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. At March 31, 2007, TE Products was in compliance with the covenants of the TE Products Senior Notes.
     On February 20, 2002, we issued $500.0 million principal amount of 7.625% Senior Notes due 2012. The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
term of the notes. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing our 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. At March 31, 2007, we were in compliance with the covenants of these Senior Notes.
     On January 30, 2003, we issued $200.0 million principal amount of 6.125% Senior Notes due 2013. The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their face value over the term of the notes. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing our 6.125% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. At March 31, 2007, we were in compliance with the covenants of these Senior Notes.
     The following table summarizes the estimated fair values of the Senior Notes at March 31, 2007, and December 31, 2006:

		Fair Value
		March 31,	December 31,
	Face Value	2007	2006
6.45% TE Products Senior Notes, due January 2008	$180,000	$181,080	$181,641
7.625% Senior Notes, due February 2012	500,000	541,589	537,067
6.125% Senior Notes, due February 2013	200,000	203,100	201,610
7.51% TE Products Senior Notes, due January 2028	210,000	219,450	221,471
     We have entered into interest rate swap agreements to hedge our exposure to changes in the fair value on a portion of the Senior Notes discussed above (see Note 4).
Letter of Credit
     At March 31, 2007, we had outstanding a $9.1 million standby letter of credit in connection with crude oil purchased during the first quarter of 2007. The payable related to these purchases of crude oil is expected to be paid during the second quarter of 2007.
NOTE 10. PARTNERS’ CAPITAL AND DISTRIBUTIONS
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

		General
	Unitholders	Partner
Quarterly Cash Distribution per Unit:
Up to Minimum Quarterly Distribution ($0.275 per Unit)	98%	2%
First Target – $0.276 per Unit up to $0.325 per Unit	85%	15%
Over First Target – Cash distributions greater than $0.325 per Unit	75%	25%

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table reflects the allocation of total distributions paid during the three months ended March 31, 2007 and 2006. The amounts for the three months ended March 31, 2007 take into account our issuance of 5.75 million Units in July 2006.

	For the Three Months Ended
	March 31,
	2007	2006
Limited Partner Units (1)	$60,618	$47,224
General Partner Ownership Interest	1,237	964
General Partner Incentive	10,534	18,704

Total Cash Distributions Paid	$72,389	$66,892

Total Cash Distributions Paid Per Unit	$0.675	$0.675

(1)	The 2007 amount includes $9.5 million of distributions paid to affiliates of our General Partner in respect of the 14.1 million Units we issued in December 2006.
     On May 7, 2007, we will pay a cash distribution of $0.685 per Unit for the quarter ended March 31, 2007. The first quarter 2007 cash distribution will total approximately $73.6 million.
General Partner’s Interest
     At March 31, 2007 and December 31, 2006, we had deficit balances of $74.8 million and $85.7 million, respectively, in our General Partner’s equity account. These negative balances do not represent assets to us and do not represent obligations of the General Partner to contribute cash or other property to us. The General Partner’s equity account generally consists of its cumulative share of our net income less cash distributions made to it plus capital contributions that it has made to us (see our Statement of Consolidated Partners’ Capital for a detail of the General Partner’s equity account). For the three months ended March 31, 2007, our General Partner was allocated $22.7 million (representing 16.4%) of our net income and received $11.8 million in cash distributions.
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
     Cash distributions that we make during a period may exceed our net income for the period. We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its reasonable discretion. Cash distributions in excess of net income allocations and capital contributions during previous years, resulted in a deficit in the General Partner’s equity account at December 31, 2006 and March 31, 2007. Future cash distributions that exceed net income will result in an increase in the deficit balance in the General Partner’s equity account.

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
Accumulated Other Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, gains or losses associated with pension or other postretirement benefits, prior service costs or credits associated with pension or other postretirement benefits, transition assets or obligations associated with pension or other postretirement benefits and unrealized gains and losses on certain investments in debt and equity securities to be reported in a financial statement. As of and for the three months ended March 31, 2007, the components of accumulated other comprehensive income reflected on our consolidated balance sheet was composed of crude oil hedges, interest rate swaps and unrecognized losses associated with the TEPPCO RCBP. The crude oil hedges mature in 2007. While the crude oil hedges are in effect, changes in their fair values, to the extent the hedges are effective, are recognized in accumulated other comprehensive income until they are recognized in net income in future periods. The interest rate swaps mature in January 2008, are related to our variable rate revolving credit facility and are designated as cash flow hedges beginning in the third quarter of 2006.
     The accumulated balance of other comprehensive income related to our cash flow hedges and unrecognized losses associated with our pension benefits is as follows:

Balance at December 31, 2006	$426
Changes in fair values of interest rate cash flow hedges	217
Changes in fair values of crude oil cash flow hedges	360
Pension benefit SFAS No. 158 adjustment	(34)

Balance at March 31, 2007	$969

NOTE 11. BUSINESS SEGMENTS
     We have three reporting segments:
•	Our Downstream Segment, which is engaged in the transportation, marketing and storage of refined products, LPGs and petrochemicals;

•	Our Upstream Segment, which is engaged in the gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals; and

•	Our Midstream Segment, which is engaged in the gathering of natural gas, fractionation of NGLs and transportation of NGLs.
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

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
LPGs volumes are generally higher from November through March due to higher demand for propane, a major fuel for residential heating. The two largest operating expense items of the Downstream Segment are labor and electric power. Our Downstream Segment also includes the results of operations of the northern portion of the Dean Pipeline, which transports refinery grade propylene from Mont Belvieu to Point Comfort, Texas. Our Downstream Segment also includes our equity investments in MB Storage, which we sold on March 1, 2007 (see Note 7), and in Centennial (see Note 6).
     Our Upstream Segment revenues are earned from gathering, transporting, marketing and storing crude oil and distributing lubrication oils and specialty chemicals, principally in Oklahoma, Texas, New Mexico and the Rocky Mountain region. Marketing operations consist primarily of aggregating purchased crude oil along our pipeline systems, or from third party pipeline systems, and arranging the necessary transportation logistics for the ultimate sale or delivery of the crude oil to local refineries, marketers or other end users. Revenues are also generated from trade documentation and pumpover services, primarily at Cushing, Oklahoma, and Midland, Texas. Our Upstream Segment also includes our equity investment in Seaway (see Note 6). Seaway consists of large diameter pipelines that transport crude oil from Seaway’s marine terminals on the U.S. Gulf Coast to Cushing, Oklahoma, a crude oil distribution point for the central United States, and to refineries in the Texas City and Houston areas.
     Our Midstream Segment revenues are earned from the gathering of coal bed methane and conventional natural gas in the San Juan Basin in New Mexico and Colorado, through Val Verde; transportation of NGLs from two trunkline NGL pipelines in South Texas, two NGL pipelines in East Texas and a pipeline system (Chaparral) from West Texas and New Mexico to Mont Belvieu; and the fractionation of NGLs in Colorado. Our Midstream Segment also includes our equity investment in Jonah (see Note 6). Jonah, which is a joint venture between us and an affiliate of Enterprise, owns a natural gas gathering system in the Green River Basin in southwestern Wyoming. Prior to August 1, 2006, when Jonah was wholly-owned by us, operating results for Jonah were included in the consolidated Midstream Segment operating results. Effective August 1, 2006, we entered into the joint venture with Enterprise’s affiliate, upon which Jonah was deconsolidated, and its operating results since August 1, 2006, have been accounted for under the equity method of accounting. Operating results of the Pioneer plant, which we sold to an Enterprise affiliate in March 2006, are shown as discontinued operations for the three months ended March 31, 2006.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The tables below include financial information by reporting segment for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31, 2007
	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated
Sales of petroleum products	$9,376	$1,841,031	$—	$1,850,407	$(279)	$1,850,128
Operating revenues	85,542	13,386	29,373	128,301	—	128,301
Purchases of petroleum products	9,394	1,807,166	—	1,816,560	(2,566)	1,813,994
Operating expenses, including power and taxes – other than income taxes	35,023	19,038	11,703	65,764	(81)	65,683
General and administrative expenses	4,075	1,828	2,695	8,598	—	8,598
Depreciation and amortization expense	11,136	4,068	10,165	25,369	—	25,369
Gains on sales of assets	(18,651)	2	—	(18,649)	—	(18,649)

Operating income	53,941	22,315	4,810	81,066	2,368	83,434
Gain on sale of ownership interest in MB Storage	59,837	—	—	59,837	—	59,837
Equity (losses) earnings	(1,487)	1,789	18,629	18,931	(2,368)	16,563
Interest income	202	29	111	342	—	342
Other income, net	229	14	1	244	—	244

Earnings before interest expense, provision for income taxes and discontinued operations	$112,722	$24,147	$23,551	$160,420	$—	$160,420

	For the Three Months Ended March 31, 2006
	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated
Sales of petroleum products (1)	$—	$2,400,436	$—	$2,400,436	$(4,090)	$2,396,346
Operating revenues	74,067	11,146	56,377	141,590	(1,567)	140,023
Purchases of petroleum products (1).	—	2,376,396	—	2,376,396	(5,356)	2,371,040
Operating expenses, including power and taxes – other than income taxes	35,402	16,802	14,208	66,412	(301)	66,111
General and administrative expenses	5,094	1,807	2,300	9,201	—	9,201
Depreciation and amortization expense	10,297	3,271	15,189	28,757	—	28,757
Gains on sales of assets	(7)	—	(1,371)	(1,378)	—	(1,378)

Operating income	23,281	13,306	26,051	62,638	—	62,638
Equity (losses) earnings	(1,266)	2,255	—	989	—	989
Interest income	396	—	76	472	—	472
Other income, net	383	44	—	427	—	427

Earnings before interest expense, provision for income taxes and discontinued operations	$22,794	$15,605	$26,127	$64,526	$—	$64,526

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(1)	Effective April 1, 2006, we adopted EITF 04-13, which resulted in the netting of certain sales and purchases of petroleum products transactions. The three months ended March 31, 2006 was not adjusted for the adoption of EITF 04-13, as retroactive restatement was not permitted, which impacts comparability.
     The following table provides the total assets, capital expenditures and significant non-cash investing activities for each segment as of and for the periods ended March 31, 2007 and December 31, 2006:

	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated
March 31, 2007:
Total assets	$1,091,234	$1,422,182	$1,365,792	$3,879,208	$(82,258)	$3,796,950
Capital expenditures	17,797	13,590	2,107	33,494	590	34,084
Non-cash investing activities	—	—	14,935	14,935	—	14,935
December 31, 2006:
Total assets	$1,160,929	$1,504,699	$1,335,502	$4,001,130	$(79,038)	$3,922,092
Capital expenditures	75,344	48,351	42,929	166,624	3,422	170,046
Non-cash investing activities	—	—	581,341	581,341	—	581,341
     The following table reconciles the segment data from the tables above to consolidated net income for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31,
	2007	2006
Earnings before interest expense, provision for income taxes and discontinued operations	$160,420	$64,526
Interest expense – net	(22,211)	(21,143)

Income before provision for income taxes	138,209	43,383
Provision for income taxes	18	—

Income from continuing operations	138,191	43,383
Discontinued operations	—	19,491

Net income	$138,191	$62,874

NOTE 12. RELATED PARTY TRANSACTIONS
EPCO and Affiliates
     We do not have any employees. We are managed by our General Partner, and all of our management, administrative and operating functions are performed by employees of EPCO, pursuant to the ASA. We reimburse EPCO for the allocated costs of its employees who perform operating functions for us and for costs related to its other management and administrative employees (see Note 1).

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table summarizes the related party transactions with EPCO and affiliates for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31,
	2007	2006
Revenues from EPCO and affiliates:
Sales of petroleum products (1)	$355	$22
Transportation – NGLs (2)	2,810	1,712
Transportation – LPGs (3)	1,606	1,723
Other operating revenues (4)	306	37
Costs and Expenses from EPCO and affiliates:
Payroll, administrative and other (5) (6)	31,351	31,210
Purchases of petroleum products (7)	8,784	5,707

(1)	Includes sales of Lubrication Services, L.P. (“LSI”) to various EPCO affiliates.

(2)	Includes revenues from NGL transportation on the Chaparral and Panola NGL pipelines.

(3)	Includes revenues from LPG transportation on the TE Products pipeline.

(4)	Includes other operating revenues on the TE Products pipeline.

(5)	Includes payroll, payroll related expenses, administrative expenses, including reimbursements related to employee benefits and employee benefit plans, incurred in managing us and our subsidiaries in accordance with the ASA, and other operating expenses.

(6)	Includes insurance expense for the three months ended March 31, 2007 and 2006, related to premiums paid by EPCO of $5.1 million and $2.7 million, respectively. The majority of our insurance coverage, including property, liability, business interruption, auto and directors and officers’ liability insurance, was obtained through EPCO.

(7)	Includes TCO purchases of condensate for the three months ended March 31, 2007 and 2006 of $8.8 million and $5.7 million, respectively.
     The following table summarizes the related party balances with EPCO and affiliates at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Accounts receivable, related parties (1)	$245	$272
Gas imbalance receivable	—	1,278
Insurance reimbursement receivable	1,426	1,426
Accounts payable, related parties (2)	44,911	26,350
Deferred revenue, related parties	—	252
Other liabilities, related party (3)	—	1,814

(1)	Relates to sales and transportation services provided to EPCO and affiliates.

(2)	Relates to direct payroll, payroll related costs and other operational related charges from EPCO and affiliates.

(3)	Relates to our share of EPCO’s Oil Insurance Limited insurance program retrospective premiums obligation.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Sale of Pioneer plant
     On March 31, 2006, we sold our ownership interest in the Pioneer silica gel natural gas processing plant located near Opal, Wyoming, together with Jonah’s rights to process natural gas originating from the Jonah and Pinedale fields, located in southwest Wyoming, to an affiliate of Enterprise for $38.0 million in cash. The Pioneer plant was not an integral part of our Midstream Segment operations, and natural gas processing is not a core business for us. We have no continuing involvement in the operations or results of this plant. This transaction was reviewed and recommended for approval by the ACG Committee and a fairness opinion was rendered by an investment banking firm. The sales proceeds were used to fund organic growth projects, retire debt and for other general partnership purposes. The carrying value of the Pioneer plant at March 31, 2006, prior to the sale, was $19.7 million. Costs associated with the completion of the transaction were approximately $0.4 million.
Jonah Joint Venture
     On August 1, 2006, Enterprise (through an affiliate) became our joint venture partner by acquiring an interest in Jonah, the partnership through which we have owned our interest in the Jonah system. Through March, 31, 2007, we have reimbursed Enterprise $139.3 million for 50% of the Phase V cost incurred by it (including its cost of capital of $1.3 million). At March 31, 2007, we had a payable to Enterprise for costs incurred of $14.9 million (see Note 6). At March 31, 2007, we had a receivable from Jonah of $9.5 million for payroll and related expenses.
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
Other Transactions
     On January 23, 2007, we sold a 10-mile, 18-inch segment of pipeline to an affiliate of Enterprise for approximately $8.0 million. These assets were part of our Downstream Segment and had a net book value of approximately $2.5 million. The sales proceeds were used to fund construction of a replacement pipeline in the area, in which the new pipeline provides greater operational capability and flexibility. We recognized a gain of approximately $5.5 million on this transaction (see Note 7).
NOTE 13. EARNINGS PER UNIT
     Basic earnings per Unit is computed by dividing net income or loss allocated to limited partner interest by the weighted average number of Units outstanding during a period. We currently have no dilutive securities outstanding. The amount of net income allocated to limited partner interest is derived by subtracting our General Partner’s share of the net income from total net income.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table shows the allocation of net income to our General Partner for the three months ended March 31, 2007 and 2006:

	For Three Months Ended
	March 31,
	2007	2006
Income from continuing operations	$138,191	$43,383
Discontinued operations	—	19,491

Net income	138,191	62,874
General Partner interest in net income	16.4%	29.4%
Earnings allocated to General Partner:
Income from continuing operations	$22,667	$12,755
Discontinued operations	—	5,731

Net income allocated	22,667	18,486

BASIC AND DILUTED EARNINGS PER UNIT:
Numerator:
Income from continuing operations	$115,524	$30,628
Discontinued operations	—	13,760

Limited partners’ interest in net income	115,524	44,388

Denominator:
Weighted average Units outstanding	89,805	69,964

Basic and diluted earnings per Unit:
Continuing operations	$1.29	$0.43
Discontinued operations	—	0.20

Limited partners’ interest in net income	$1.29	$0.63

     Our General Partner’s percentage interest in our net income increases as cash distributions paid per Unit increase, in accordance with our Partnership Agreement. At March 31, 2007 and 2006, we had outstanding 89,804,829 and 69,963,554 Units, respectively.
NOTE 14. COMMITMENTS AND CONTINGENCIES
Litigation
     In the fall of 1999, the General Partner and TE Products were named as defendants in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. and Michael and Linda Robson, et al. v. Texas Eastern Corporation, et al. In the lawsuit, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. On March 18, 2005, we entered into Release and Settlement Agreements with the McCleery plaintiffs dismissing all of these plaintiffs’ claims on terms that did not have a material adverse effect on our financial position, results of operations or cash flows. Although we did not settle with all plaintiffs and we therefore remain named parties in the Michael

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
and Linda Robson, et al. v. Texas Eastern Corporation, et al. action, a co-defendant has agreed, by Cooperative Defense Agreement, to fund the defense. In a trial verdict rendered April 26, 2007, the plaintiffs in this case were awarded no damages from TE Products, and $0.2 million from the co-defendant. It is uncertain whether the plaintiffs will appeal. Consequently, we do not believe that the outcome of these remaining claims will have a material adverse effect on our financial position, results of operations or cash flows.
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
     The complaint alleges, among other things, that certain of the transactions proposed in the Proxy Statement, including a proposal to reduce the General Partner’s maximum percentage interest in our distributions in exchange for Units (the “Issuance Proposal”), are unfair to our unitholders and constitute a breach by the defendants of fiduciary duties owed to our unitholders and that the Proxy Statement failed to provide our unitholders with all material facts necessary for them to make an informed decision whether to vote in favor of or against the proposals. The complaint further alleges that, since Mr. Duncan acquired control of the General Partner in 2005, the defendants, in breach of their fiduciary duties to us and our unitholders, have caused us to enter into certain transactions with Enterprise or its affiliates that are unfair to us or otherwise unfairly favored Enterprise or its affiliates over us. The complaint alleges that such transactions include the Jonah joint venture entered into by us and an Enterprise affiliate in August 2006 (citing the fact that our ACG Committee did not obtain a fairness opinion from an independent investment banking firm in approving the transaction), the sale by us to an Enterprise affiliate of the Pioneer plant in March 2006 and the divestiture of our interest in MB Storage in connection with an investigation by the FTC. As more fully described in the Proxy Statement, the ACG Committee recommended the Issuance Proposal for approval by the Board of Directors of the General Partner. The complaint also alleges that Richard S. Snell, Michael B. Bracy and Murray H. Hutchison, constituting the three members of the ACG

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Committee, cannot be considered independent because of their alleged ownership of securities in Enterprise and its affiliates and their relationships with Mr. Duncan.
     The complaint seeks relief (i) rescinding transactions in the complaint that have been consummated or awarding rescissory damages in respect thereof, including the divestiture of our interest in MB Storage; (ii) awarding damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the complaint; and (iii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.
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
     We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations, and that the cost of compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial position. We cannot ensure, however, that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and cash flows. At March 31, 2007 and December 31, 2006, we have an accrued liability of $1.9 million and $1.8 million, respectively, related to sites requiring environmental remediation activities.
     In 1994, the LDEQ issued a compliance order for environmental contamination at our Arcadia, Louisiana, facility. In 1999, our Arcadia facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of this contamination. Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility. This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility. At March 31, 2007, we have an accrued liability of $0.1 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.
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

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The FERC, pursuant to the Interstate Commerce Act of 1887, as amended, the Energy Policy Act of 1992 and rules and orders promulgated thereunder, regulates the tariff rates for our interstate common carrier pipeline operations. To be lawful under that Act, interstate tariff rates, terms and conditions of service must be just and reasonable and not unduly discriminatory, and must be on file with FERC. In addition, pipelines may not confer any undue preference upon any shipper. Shippers may protest, and the FERC may investigate, the lawfulness of new or changed tariff rates. The FERC can suspend those tariff rates for up to seven months. It can also require refunds of amounts collected with interest pursuant to rates that are ultimately found to be unlawful. The FERC and interested parties can also challenge tariff rates that have become final and effective. Because of the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues.
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
Contractual Obligations
     There have been no significant changes in our schedule of maturities of long-term debt or other contractual obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2006.
Other
     Centennial entered into credit facilities totaling $150.0 million, and as of March 31, 2007, $150.0 million was outstanding under those credit facilities, of which $10.0 million matured and was repaid in April 2007, and $140.0 million has a final maturity in April 2024. TE Products and Marathon have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for TE Products and Marathon is $75.0 million each at March 31, 2007. Provisions included in the $140.0 million Centennial credit facility required that certain financial metrics be achieved and for the guarantees to be removed by May 2007. It is not projected that these metrics will be achieved, and we expect to amend the provisions of the Centennial debt

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
agreements in the second quarter of 2007 to require the guarantees to remain throughout the life of the debt. As a result of the guarantee, TE Products recorded an obligation of $0.1 million, which represents the present value of the estimated amount we would have to pay under the guarantee.
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
     On February 24, 2005, the General Partner was acquired from Duke Energy Field Services, LLC by DFI. The General Partner owns a 2% general partner interest in us and is our general partner. On March 11, 2005, the Bureau of Competition of the FTC delivered written notice to DFI’s legal advisor that it was conducting a non-public investigation to determine whether DFI’s acquisition of our General Partner may substantially lessen competition or violate other provisions of federal antitrust laws. We and our General Partner cooperated fully with this investigation.
     On October 31, 2006, an FTC order and consent agreement ending its investigation became final. The order required the divestiture of our equity interest in MB Storage, its general partner and certain related assets to one or more FTC-approved buyers in a manner approved by the FTC and subject to its final approval. The order contained no minimum price for the divestiture and required that we provide the acquirer or acquirers the opportunity to hire employees who spend more than 10% of their time working on the divested assets. The order also imposed specified operational, reporting and consent requirements on us including, among other things, in the event that we acquire interests in or operate salt dome storage facilities for NGLs in specified areas. The FTC approved a buyer and sale terms for our equity interests and certain related assets, and we closed on such sale on March 1, 2007 (see Note 7).
     On December 19, 2006, we announced that we had signed an agreement with Motiva Enterprises, LLC (“Motiva”) for us to construct and operate a new refined products storage facility to support the proposed expansion of Motiva’s refinery in Port Arthur, Texas. Under the terms of the agreement, we will construct a 5.4 million barrel refined products storage facility for gasoline and distillates. The agreement also provides for a 15-year throughput and dedication of volume, which will commence upon completion of the refinery expansion. The project includes the construction of 20 storage tanks, five 3.5-mile product pipelines connecting the storage facility to Motiva’s refinery, 15,000 horsepower of pumping capacity, and distribution pipeline connections to the Colonial, Explorer and Magtex pipelines. The storage and pipeline project is expected to be completed by January 1, 2010. As a part of a separate but complementary initiative, we will construct an 11-mile, 20-inch pipeline to connect the new storage facility in Port Arthur to our refined products terminal in Beaumont, Texas, which is the primary origination

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
facility for our mainline system. These projects will facilitate connections to additional markets through the Colonial, Explorer and Magtex pipeline systems and provide the Motiva refinery with access to our pipeline system. The total cost of the project is expected to be approximately $240.0 million, including $20.0 million for the 11-mile, 20-inch pipeline. By providing access to several major outbound refined product pipeline systems, shippers should have enhanced flexibility and new transportation options. Under the terms of the agreement, if Motiva cancels the agreement prior to the commencement date of the project, Motiva will reimburse us the actual reasonable expenses we have incurred after the effective date of the agreement, including both internal and external costs that would be capitalized as a part of the project. If the cancellation were to occur in 2007, Motiva would also pay costs incurred to date plus a five percent cancellation fee, with the fee increasing to ten percent after 2007.
NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION
     The following table provides information regarding (i) the net effect of changes in our operating assets and liabilities, (ii) non-cash investing activities and (iii) cash payments for interest for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31,
	2007	2006
Decrease (increase) in:
Accounts receivable, trade	$76,246	$(171,920)
Accounts receivable, related parties	(10,774)	2,397
Inventories	8,359	(17,488)
Other current assets	778	11,187
Other	(4,181)	(3,421)
Increase (decrease) in:
Accounts payable and accrued expenses	(111,763)	134,962
Accounts payable, related parties	4,789	(5,639)
Other	(3,190)	502

Net effect of changes in operating accounts	$(39,736)	$(49,420)

Non-cash investing activities:
Payable to Enterprise Gas Processing, LLC for spending for Phase V expansion of Jonah Gas Gathering Company	$14,935	$—

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$42,947	$38,450

NOTE 16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     TE Products, TCTM, TEPPCO Midstream and Val Verde have issued full, unconditional, and joint and several guarantees of our Senior Notes and our Revolving Credit Facility (collectively “the Guaranteed Debt”). In addition, during the 2006 period presented below and extending through July 31, 2006, Jonah also had provided the same guarantees of our Guaranteed Debt. Effective August 1, 2006, Enterprise, through its affiliate, Enterprise Gas Processing, LLC, became our joint venture partner by acquiring an interest in Jonah (see Note 6). Jonah was released as a guarantor of the Guaranteed Debt, effective upon the formation of the joint venture. For periods prior to August 1, 2006, TE Products, TCTM, TEPPCO Midstream, Jonah and Val Verde are collectively referred to as

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the “Guarantor Subsidiaries” and for periods after August 1, 2006, references to “Guarantor Subsidiaries” exclude Jonah.
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

	March 31, 2007
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets	$13,086	$58,379	$894,973	$(85,852)	$880,586
Property, plant and equipment – net	—	1,044,636	605,911	—	1,650,547
Equity investments	1,385,734	1,252,280	194,047	(1,834,502)	997,559
Intercompany notes receivable	1,123,773	—	—	(1,123,773)	—
Intangible assets	—	148,663	30,836	—	179,499
Other assets	5,174	23,336	60,255	(6)	88,759

Total assets	$2,527,767	$2,527,294	$1,786,022	$(3,044,133)	$3,796,950

Liabilities and partners’ capital
Current liabilities	$17,400	$153,367	$793,718	$(85,852)	$878,633
Long-term debt	1,124,375	387,927	—	—	1,512,302
Intercompany notes payable	—	607,624	516,149	(1,123,773)	—
Other long-term liabilities	419	16,889	2,038	(6)	19,340
Total partners’ capital	1,385,573	1,361,487	474,117	(1,834,502)	1,386,675

Total liabilities and partners’ capital	$2,527,767	$2,527,294	$1,786,022	$(3,044,133)	$3,796,950

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2006
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets	$37,534	$149,056	$894,916	$(114,796)	$966,710
Property, plant and equipment – net	—	958,266	683,829	—	1,642,095
Equity investments	1,319,931	1,317,671	195,606	(1,793,498)	1,039,710
Intercompany notes receivable	1,215,132	—	—	(1,215,132)	—
Intangible assets	—	153,803	31,607	—	185,410
Other assets	5,769	21,657	60,741	—	88,167

Total assets	$2,578,366	$2,600,453	$1,866,699	$(3,123,426)	$3,922,092

Liabilities and partners’ capital
Current liabilities	$40,578	$161,101	$889,665	$(114,796)	$976,548
Long-term debt	1,215,948	387,339	—	—	1,603,287
Intercompany notes payable	—	711,381	503,751	(1,215,132)	—
Other long-term liabilities	2,251	17,857	1,819	—	21,927
Total partners’ capital	1,319,589	1,322,775	471,464	(1,793,498)	1,320,330

Total liabilities and partners’ capital	$2,578,366	$2,600,453	$1,866,699	$(3,123,426)	$3,922,092

	For the Three Months Ended March 31, 2007
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues	$—	$98,918	$1,879,790	$(279)	$1,978,429
Costs and expenses	—	66,167	1,850,124	(2,647)	1,913,644
Gains on sales of assets	—	(18,651)	2	—	(18,649)

Operating income	—	51,402	29,664	2,368	83,434

Interest expense – net	—	(15,962)	(6,249)	—	(22,211)
Gain on sale of ownership interest in MB Storage	—	59,837	—	—	59,837
Equity earnings	138,191	41,935	1,789	(165,352)	16,563
Other income – net	—	489	97	—	586

Income before provision for income taxes	138,191	137,701	25,301	(162,984)	138,209
Provision for income taxes	—	(490)	508	—	18

Net income	$138,191	$138,191	$24,793	$(162,984)	$138,191

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months Ended March 31, 2006
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues	$—	$115,060	$2,426,966	$(5,657)	$2,536,369
Costs and expenses	—	75,764	2,405,002	(5,657)	2,475,109
Gains on sales of assets	—	(1,378)	—	—	(1,378)

Operating income	—	40,674	21,964	—	62,638

Interest expense – net	—	(14,377)	(6,766)	—	(21,143)
Equity earnings	62,874	16,263	2,255	(80,403)	989
Other income – net	—	823	76	—	899

Income from continuing operations	62,874	43,383	17,529	(80,403)	43,383
Discontinued operations	—	19,491	—	—	19,491

Net income	$62,874	$62,874	$17,529	$(80,403)	$62,874

	For the Three Months Ended March 31, 2007
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net income	$138,191	$138,191	$24,793	$(162,984)	$138,191
Adjustments to reconcile net income to net cash from continuing operating activities:	—
Deferred income taxes	—	(638)	(4)	—	(642)
Depreciation and amortization	—	18,380	6,989	—	25,369
Earnings in equity investments, net of distributions	(65,802)	20,564	2,011	66,968	23,741
Gains on sales of assets and ownership interest	—	(78,488)	2	—	(78,486)
Changes in assets and liabilities and other	85,031	38,365	(87,101)	(75,737)	(39,442)

Net cash from operating activities	157,420	136,374	(53,310)	(171,753)	68,731

Cash flows from investing activities	—	55,360	68,119	(29,320)	94,159
Cash flows from financing activities	(162,889)	(191,510)	(14,808)	206,318	(162,889)

Net change in cash and cash equivalents	(5,469)	224	1	5,245	1
Cash and cash equivalents, January 1	10,975	—	70	(10,975)	70

Cash and cash equivalents, March 31	$5,506	$224	$71	$(5,730)	$71

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months Ended March 31, 2006
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income	$62,874	$62,874	$17,529	$(80,403)	$62,874
Adjustments to reconcile net income to net cash from operating activities:
Income from discontinued operations	—	(19,491)	—	—	(19,491)
Depreciation and amortization	—	22,701	6,056	—	28,757
Earnings in equity investments, net of distributions	4,018	11,644	6,202	(6,556)	15,308
Gains on sales of assets	—	(1,378)	—	—	(1,378)
Changes in assets and liabilities and other	(25,236)	(22,609)	(26,347)	25,215	(48,977)

Net cash from continuing operating activities	41,656	53,741	3,440	(61,744)	37,093
Cash flows from discontinued operations	—	1,631	—	—	1,631

Net cash provided by operating activities	41,656	55,372	3,440	(61,744)	38,724

Cash flows from investing activities	—	59,377	(10,176)	(50,163)	(962)
Cash flows from financing activities	(37,792)	(114,811)	6,769	108,042	(37,792)

Net change in cash and cash equivalents	3,864	(62)	33	(3,865)	(30)
Cash and cash equivalents, January 1	1,978	62	45	(1,966)	119

Cash and cash equivalents, March 31	$5,842	$—	$78	$(5,831)	$89

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this report. The following information and such consolidated financial statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our discussion and analysis includes the following:
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
Cautionary Note Regarding Forward-Looking Statements
     The matters discussed in this Quarterly Report on Form 10-Q (this “Report”) include “forward-looking statements.” All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts are forward-looking statements. The words “proposed”, “anticipate”, “potential”, “may”, “will”, “could”, “should”, “expect”, “estimate”, “believe”, “intend”, “plan”, “seek” and similar expressions are intended to identify forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future distributions, estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. While we believe our expectations reflected in these forward-looking statements are reasonable, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline companies, changes in laws or regulations and other factors, many of which are beyond our control. For example, the demand for refined products is dependent upon the price, prevailing economic conditions and demographic changes in the markets served, trucking and railroad freight, agricultural usage and military usage; the demand for propane is sensitive to the weather and prevailing economic conditions; the demand for petrochemicals is dependent upon prices for products produced from petrochemicals; the demand for crude oil and petroleum products is dependent upon the price of crude oil and the products produced from the refining of crude oil; and the demand for natural gas is dependent upon the price of natural gas and the locations in which natural gas is drilled. We are also subject to regulatory factors such as the amounts we are allowed to charge our customers for the services we provide on our regulated pipeline systems. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations. Also note that we provide additional cautionary discussion of risks and uncertainties under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Overview of Critical Accounting Policies and Estimates
     A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain of these accounting policies require the use of estimates. As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: revenue and expense accruals, including accruals for power costs, property taxes and crude oil margins; reserves for environmental matters; depreciation methods and estimated useful lives of property, plant and equipment; and goodwill and intangible assets. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.
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
•	Our Downstream Segment, which is engaged in the transportation, marketing and storage of refined products, liquefied petroleum gases (“LPGs”) and petrochemicals;

•	Our Upstream Segment, which is engaged in the gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals; and

•	Our Midstream Segment, which is engaged in the gathering of natural gas, transportation of natural gas liquids (“NGLs”) and fractionation of NGLs.
Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Business in our Annual Report on Form 10-K for the year ended December 31, 2006 for an overview of how revenues are earned in each segment and other factors affecting the results and financial position of our businesses.
     Consistent with our business strategy, we continuously evaluate possible acquisitions of assets that would complement our current operations, including assets which, if acquired, would have a material effect on our financial position, results of operations or cash flows.
Recent Developments
     On March 1, 2007, TE Products sold its 49.5% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”), its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) and other related assets to Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) for a total of approximately $157.2 million in cash, which includes approximately $18.5 million for other TE Products assets. This sale was in compliance with the October 2006 order and consent agreement with the Bureau of Competition of the Federal Trade Commission (“FTC”) and was completed in accordance with the terms and conditions approved by the FTC in February 2007. We will use the proceeds from the transaction to partially fund our 2007 portion of the Jonah Phase V expansion and other recently announced organic growth projects. We recognized gains of approximately $59.8 million and $13.2 million related to the sale of our equity interests and other related assets of TE Products, respectively, which are included in gain on sale of ownership interest in MB Storage and gain on the sale of assets, respectively, in our statements of consolidated income.

Results of Operations
     The following table summarizes financial information by business segment for the three months ended March 31, 2007 and 2006 (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Operating revenues:
Downstream Segment	$94,918	$74,067
Upstream Segment	1,854,417	2,411,582
Midstream Segment (1)	29,373	56,377
Intersegment eliminations	(279)	(5,657)

Total operating revenues	1,978,429	2,536,369

Operating income:
Downstream Segment	53,941	23,281
Upstream Segment	22,315	13,306
Midstream Segment (1)	4,810	26,051
Intersegment eliminations	2,368	—

Total operating income	83,434	62,638

Equity earnings (losses):
Downstream Segment	(1,487)	(1,266)
Upstream Segment	1,789	2,255
Midstream Segment (1)	18,629	—
Intersegment eliminations	(2,368)	—

Total equity earnings	16,563	989

Earnings before interest:
Downstream Segment	112,722	22,794
Upstream Segment	24,147	15,605
Midstream Segment (1)	23,551	26,127

Interest expense	(25,939)	(24,402)
Interest capitalized	3,728	3,259

Income before provision for income taxes	138,209	43,383
Provision for income taxes	18	—

Income from continuing operations	138,191	43,383
Discontinued operations	—	19,491

Net income	$138,191	$62,874

(1)	Effective August 1, 2006, with the formation of a joint venture with Enterprise, Jonah Gas Gathering Company (“Jonah”) was deconsolidated and has been subsequently accounted for as an equity investment (see Note 6 in the Notes to the Consolidated Financial Statements).
     Below is a detailed analysis of the results of operations, including reasons for changes in results, by each of our operating segments.

Downstream Segment
     The following table provides financial information for the Downstream Segment for the three months ended March 31, 2007 and 2006 (in thousands):

	For the Three Months Ended
	March 31,
			Increase
	2007	2006	(Decrease)
Operating revenues:
Sales of petroleum products	$9,376	$—	$9,376
Transportation – Refined products	37,135	31,799	5,336
Transportation – LPGs	36,053	29,421	6,632
Other	12,354	12,847	(493)

Total operating revenues	94,918	74,067	20,851

Costs and expenses:
Purchases of petroleum products	9,394	—	9,394
Operating expense	21,520	23,502	(1,982)
Operating fuel and power	10,413	9,305	1,108
General and administrative	4,075	5,094	(1,019)
Depreciation and amortization	11,136	10,297	839
Taxes – other than income taxes	3,090	2,595	495
Gains on sales of assets	(18,651)	(7)	(18,644)

Total costs and expenses	40,977	50,786	(9,809)

Operating income	53,941	23,281	30,660

Gain on sale of ownership interest in MB Storage	59,837	—	59,837
Equity losses	(1,487)	(1,266)	(221)
Interest income	202	396	(194)
Other income – net	229	383	(154)

Earnings before interest	$112,722	$22,794	$89,928

     The following table presents volumes delivered in barrels and average tariff per barrel for the three months ended March 31, 2007 and 2006 (in thousands, except tariff information):

	For the Three Months		Percentage
	Ended March 31,		Increase
	2007	2006	(Decrease)
Volumes Delivered:
Refined products	35,754	35,808	—
LPGs	16,598	12,840	29%

Total	52,352	48,648	8%

Average Tariff per Barrel:
Refined products	$1.04	$0.89	17%
LPGs	2.17	2.29	(5%)
Average system tariff per barrel	$1.40	$1.26	11%
     We generally realize higher revenues in the Downstream Segment during the first and fourth quarters of each year since our operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand for propane, a major fuel for residential heating. Our Downstream Segment also includes the results of operations of the northern portion of the Dean Pipeline, which transports refinery grade propylene from Mont Belvieu to Point Comfort, Texas.

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
     Effective November 1, 2006, we purchased a refined products terminal in Aberdeen, Mississippi, from Mississippi Terminal and Marketing Inc. We conduct distribution and marketing operations whereby we provide terminaling services for our throughput and exchange partners at this terminal. We also purchase refined products from our throughput partners that we in turn sell through spot sales at the Aberdeen truck rack to independent wholesalers and retailers of refined products. For the three months ended March 31, 2007, sales related to these refined products marketing activities were $9.4 million and purchases of refined products for these activities were $9.4 million.
     Revenues from refined products transportation increased $5.3 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to an increase in the refined products average rate per barrel. The average rate increased primarily due to an increase in gasoline blendstock and jet fuel deliveries, which tend to be longer haul movements and have a higher tariff, and an increase in system tariffs, which went into effect in April and July 2006. The increase in the refined products average rate was partially due to the impact of Centennial Pipeline LLC (“Centennial”) on the average rates. Movements during the three months ended March 31, 2007 on Centennial were a smaller percentage of the total deliveries when compared to the prior year period deliveries. When the proportion of refined products deliveries from a Centennial origin decrease, the average TEPPCO tariff increases. Conversely, if a larger proportion of the refined products deliveries from a Centennial origin increase, TEPPCO’s average tariff declines.
     Revenues from LPGs transportation increased $6.6 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, due to higher deliveries of propane in the upper Midwest and Northeast market areas as a result of colder than normal winter weather in February 2007. The LPGs average rate per barrel decreased from the prior year period primarily as a result of increased short-haul deliveries during the three months ended March 31, 2007, compared with the prior year period.
     Other operating revenues decreased $0.5 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to $1.1 million of increased costs of upsystem product exchanges partially offset by a $0.3 million increase in LPG rental revenue and a $0.3 million increase in refined products terminaling revenue.
     Costs and expenses (excluding purchases of petroleum products) decreased $19.3 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006. During the three months ended March 31, 2007, we recognized a net gain of $18.7 million from the sales of various assets in the Downstream Segment to Enterprise and Louis Dreyfus (see Note 7 in the Notes to the Consolidated Financial Statements). Operating expenses decreased $2.0 million primarily due to a $2.1 million decrease in operating costs related to the migration to a shared services environment with EPCO, including integrating such departments as engineering and information technology; a $1.2 million decrease in pipeline operating costs primarily as a result of the timing of projects in the current period; a $0.5 million decrease in pipeline inspection and repair costs associated with our integrity management program; and a $0.3 million decrease in environmental remediation and assessment activities, partially offset by $1.2 million of higher insurance premiums and a $0.8 million increase in rental expense on the Centennial pipeline capacity lease. General and administrative expenses decreased $1.0 million primarily due to $1.1 million of expense in the prior year period relating to the retirement of an executive in February 2006. Operating fuel and power increased $1.1 million primarily due to increased mainline throughput and higher power rates. Depreciation and amortization expense increased $0.8 million primarily due to assets placed into service and asset retirements in 2007. Taxes – other than income taxes increased $0.5 million primarily due to a true-up of property tax accruals.

     Net losses from equity investments increased for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, as shown below (in thousands):

	For the Three Months
	Ended March 31,		Increase
	2007	2006	(Decrease)
Centennial	$(3,987)	$(3,913)	$(74)
MB Storage	2,491	2,651	(160)
Other	9	(4)	13

Total equity losses	$(1,487)	$(1,266)	$(221)

     Equity losses in Centennial increased $0.1 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to lower transportation revenues and increased costs relating to pipeline inspection and repair costs associated with its integrity management program, partially offset by lower amortization expense on the portion of TE Products’ excess investment in Centennial. Equity earnings in MB Storage decreased $0.2 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to the sale of MB Storage on March 1, 2007 to Louis Dreyfus (see Note 7 in the Notes to the Consolidated Financial Statements) and higher system maintenance expenses, partially offset by higher revenues and higher operating fuel and power in the 2006 period resulting from higher power rates and increased volumes. For the period from January 1, 2007 through February 28, 2007 and for the three months ended March 31, 2006, TE Products’ sharing ratios in the earnings of MB Storage were approximately 55.9% and 57.9%, respectively.
Upstream Segment
     The following table provides financial information for the Upstream Segment for the three months ended March 31, 2007 and 2006 (in thousands):

	For the Three Months Ended
	March 31,
			Increase
	2007	2006	(Decrease)
Operating revenues: (1)
Sales of petroleum products (2) (3)	$1,841,031	$2,400,436	$(559,405)
Transportation – Crude oil	10,790	8,923	1,867
Other	2,596	2,223	373

Total operating revenues	1,854,417	2,411,582	(557,165)

Costs and expenses: (1)
Purchases of petroleum products (2) (3)	1,807,166	2,376,396	(569,230)
Operating expense	15,473	13,144	2,329
Operating fuel and power	2,058	2,193	(135)
General and administrative	1,828	1,807	21
Depreciation and amortization	4,068	3,271	797
Taxes – other than income taxes	1,507	1,465	42
Gains on sales of assets	2	—	2

Total costs and expenses	1,832,102	2,398,276	(566,174)

Operating income	22,315	13,306	9,009

Equity earnings	1,789	2,255	(466)
Interest income	29	—	29
Other income – net	14	44	(30)

Earnings before interest	$24,147	$15,605	$8,542

(1)	Amounts in this table are presented after elimination of intercompany transactions, including sales and purchases of petroleum products.

(2)	Petroleum products includes crude oil, lubrication oils and specialty chemicals.

(3)	On April 1, 2006, we adopted Emerging Issues Task Force (“EITF”) 04-13. The three months ended March 31, 2006 has not been adjusted for the adoption of EITF 04-13, as retroactive restatement was not permitted, which impacts comparability (for further discussion, see below).
     Information presented in the following table includes the margin of the Upstream Segment, which may be viewed as a non-GAAP (Generally Accepted Accounting Principles) financial measure under the rules of the SEC. We calculate the margin of the Upstream Segment as revenues generated from the sale of crude oil and lubrication oil, and transportation of crude oil, less the costs of purchases of crude oil and lubrication oil, in each case, prior to the elimination of intercompany sales, revenues and purchases between wholly-owned subsidiaries. We believe that margin is a more meaningful measure of financial performance than sales and purchases of crude oil and lubrication oil due to the significant fluctuations in sales and purchases caused by variations in the level of volumes marketed and prices for products marketed. Additionally, we use margin internally to evaluate the financial performance of the Upstream Segment because it excludes expenses that are not directly related to the marketing and sales activities being evaluated. Margin and volume information for the three months ended March 31, 2007 and 2006 is presented below (in thousands, except per barrel and per gallon amounts):

	For the Three Months Ended		Percentage
	March 31,		Increase
	2007	2006	(Decrease)
Margins: (1)
Crude oil marketing	$22,006	$12,786	72%
Lubrication oil sales	2,154	2,131	1%

Revenues: (1)
Crude oil transportation	17,123	15,768	9%
Crude oil terminaling	3,372	2,278	48%

Total margin/revenues	$44,655	$32,963	35%

Total barrels/gallons:
Crude oil marketing (barrels) (1)	55,946	52,941	6%
Lubrication oil volume (gallons)	3,831	3,855	(1%)
Crude oil transportation (barrels)	24,133	22,328	8%
Crude oil terminaling (barrels)	40,143	24,443	64%

Margin per barrel or gallon:
Crude oil marketing (per barrel) (1)	$0.393	$0.242	63%
Lubrication oil margin (per gallon).	0.562	0.553	2%

Average rate per barrel:
Crude oil transportation	0.710	0.706	—
Crude oil terminaling	0.084	0.093	(10%)

(1)	Amounts in this table are presented prior to the eliminations of intercompany sales, revenues and purchases between TEPPCO Crude Oil, L.P. (“TCO”) and TEPPCO Crude Pipeline, L.P. (“TCPL”), both of which are our wholly-owned subsidiaries. TCO is a significant shipper on TCPL. Crude oil marketing volumes also include inter-region transfers, which are transfers among TCO’s various geographically managed regions.

     The following table reconciles the Upstream Segment margin to operating income using the information presented in the statements of consolidated income and in the statements of income in Note 11 in the Notes to the Consolidated Financial Statements (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Sales of petroleum products	$1,841,031	$2,400,436
Transportation – Crude oil	10,790	8,923
Less: Purchases of petroleum products	(1,807,166)	(2,376,396)

Total margin/revenues	44,655	32,963
Other operating revenues	2,596	2,223

Net operating revenues	47,251	35,186

Operating expense	15,473	13,144
Operating fuel and power	2,058	2,193
General and administrative	1,828	1,807
Depreciation and amortization	4,068	3,271
Taxes – other than income taxes	1,507	1,465
Gains on sales of assets	2	—

Operating income	$22,315	$13,306

     On April 1, 2006, we adopted EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, which resulted in crude oil inventory purchases and sales under buy/sell transactions, which were previously recorded as gross purchases and sales, to be treated as inventory exchanges in our statements of consolidated income. EITF 04-13 reduced gross revenues and purchases, but did not have a material effect on our financial position, results of operations or cash flows. Under the consensus reached in EITF 04-13, buy/sell transactions are reported as non-monetary exchanges and consequently not presented on a gross basis in our statements of consolidated income. Implementation of EITF 04-13 reduced revenues and purchases of petroleum products on our statement of consolidated income by approximately $385.0 million for the three months ended March 31, 2007. The revenues and purchases of petroleum products associated with buy/sell transactions that are reported on a gross basis in our statement of consolidated income for the three months ended March 31, 2006 are approximately $275.4 million. Under the provisions of the consensus, retroactive restatement of buy/sell transactions reported in prior periods was not permitted.
Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
     Sales of petroleum products decreased $599.4 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006. Purchases of petroleum products decreased $569.2 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006. The decreases in sales and purchases were primarily a result of the effect of the adoption of EITF 04-13, which reduced each of sales and purchases of petroleum products by $385.0 million for the three months ended March 31, 2007 and a 9% decrease in the price of crude oil based upon New York Mercantile Exchange (“NYMEX”) pricing, partially offset by increased volumes marketed. Crude oil marketing margin increased $9.2 million (approximately $1.0 million of which is attributable to intercompany transactions between TCO and TCPL) primarily due to favorable crude oil market conditions and increased volumes marketed, partially offset by increased transportation costs. Crude oil transportation revenues (prior to intercompany eliminations) increased $1.4 million primarily due to increased transportation volumes and revenues on our South Texas and West Texas systems, partially offset by decreases in transportation volumes on our Basin and Red River systems. Crude oil terminaling revenues increased $1.1 million as a result of increased pumpover volumes at Cushing, Oklahoma and Midland, Texas. The average rate per barrel for crude oil terminaling decreased approximately 10% primarily due to the recognition of revenue related to customers reserving storage space but not utilizing the terminaling services. Lubrication oil sales margin remained relatively unchanged between periods due to an increase in sales of fuel and lubrication oil volumes that have a higher average margin per gallon than in the prior year period, partially offset by a decrease in other sales volumes. Operating income increased $9.0 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006 primarily due to higher crude oil marketing margins and transportation revenues, partially offset by higher operating expenses and depreciation and amortization expense discussed below.
     Other operating revenues increased $0.4 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, due to higher revenues from documentation and other services to support customers’ trading activity at Midland and Cushing.
     Costs and expenses, excluding expenses associated with purchases of petroleum products, increased $3.1 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006. Operating expenses increased $2.3 million from the prior year period, primarily due to a $1.7 million increase in labor and benefits expense associated with our incentive compensation plans and other higher labor expense, a $1.5 million increase in pipeline operating and maintenance expenses and a $0.4 million increase in insurance premiums, partially offset by a $0.8 million decrease in costs associated with our integrity management program and a $0.4 million decrease as a result of lower crude oil prices and product measurement losses. Depreciation and amortization expense increased $0.8 million primarily due to assets placed into service in 2006. Taxes – other than income taxes increased $0.1 million due to increases in property tax accruals and a higher property asset base in 2007. Operating fuel and power decreased $0.1 million primarily as a result of decreased power rates in the 2007 period, partially offset by higher transportation volumes. General and administrative expenses remained relatively unchanged between periods primarily due to an increase of $0.4 million in labor and benefits expense associated with our incentive compensation plans and other higher labor expense, partially offset by $0.4 million decrease in general and administrative consulting services and supplies and expenses.
     Equity earnings from our investment in Seaway decreased $0.5 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006. Our sharing ratio of the revenue and expense of Seaway for 2007 is 40% while for 2006, it was 47% (see Note 6 in the Notes to the Consolidated Financial Statements). Equity earnings from our investment in Seaway also decreased due to decreased transportation volumes, partially offset by higher expenses in the 2006 period related to pipeline integrity costs for corrective measures taken for a pipeline release in May 2005, increased environmental remediation and assessment costs, higher operating fuel and power costs relating to the use of a drag reducing agent and higher power rates. Long-haul volumes on Seaway averaged 193,000 barrels per day during the three months ended March 31, 2007, compared with 257,000 barrels per day during the three months ended March 31, 2006. For further information on distributions from Seaway, see Note 6 in the Notes to the Consolidated Financial Statements.
     After a release occurred on the Seaway pipeline in May 2005, the maximum operating pressure on the pipeline system was reduced by 20% until the cause of the failure was determined. Corrective measures were implemented upon the release in 2005 and were completed during the second quarter of 2006. Seaway operated at reduced maximum pressure through May 2006. On June 1, 2006, Seaway’s operating pressure was increased to 100%. As a result of operating at reduced maximum pressure, we used a drag reducing agent to increase the flow of product through the pipeline system during the period when operating pressures were reduced. The drag reducing agent allowed us to maintain the higher volumes transported, but also increased our operating costs. The reduced pressure did not have a material adverse effect on our financial position, results of operations or cash flows (see Note 14 in the Notes to the Consolidated Financial Statements).

Midstream Segment
     The following table provides financial information for the Midstream Segment for the three months ended March 31, 2007 and 2006 (in thousands):

	For the Three Months Ended
	March 31,
			Increase
	2007	2006	(Decrease)
Operating revenues: (1) Gathering – Natural gas	$15,408	$41,375	$(25,967)
Transportation – NGLs	10,941	10,653	288
Other	3,024	4,349	(1,325)

Total operating revenues	29,373	56,377	(27,004)

Costs and expenses: (1)
Operating expense	8,254	10,158	(1,904)
Operating fuel and power	2,803	2,799	4
General and administrative	2,695	2,300	395
Depreciation and amortization	10,165	15,189	(5,024)
Taxes – other than income taxes	646	1,251	(605)
Gains on sales of assets	—	(1,371)	1,371

Total costs and expenses	24,563	30,326	(5,763)

Operating income	4,810	26,051	(21,241)

Equity earnings (1)	18,629	—	18,629
Interest income	111	76	35
Other income – net	1	—	1

Earnings before interest	$23,551	$26,127	$(2,576)

(1)	Effective August 1, 2006, with the formation of a joint venture with Enterprise, Jonah was deconsolidated and operating results, including revenues and costs and expenses, after August 1, 2006 are included in equity earnings (see Note 6 in the Notes to the Consolidated Financial Statements).

     The following table presents volume and average rate information for the three months ended March 31, 2007 and 2006 (in thousands, except average fee and average rate amounts and as otherwise indicated):

	For the Three Months Ended		Percentage
	March 31,		Increase
	2007	2006	(Decrease)
Gathering – Natural Gas – Jonah: (1)
MMcf	132,583	108,669	22%
BBtus	146,104	120,007	22%
Average fee per MMBtu	$0.204	$0.206	(1%)

Gathering – Natural Gas – Val Verde:
MMcf	43,567	45,350	(4%)
BBtus	38,582	39,932	(3%)
Average fee per MMBtu	$0.399	$0.418	(5%)

Transportation – NGLs:
Barrels	17,565	15,866	11%
Average rate per barrel	$0.636	$0.671	(5%)

Natural Gas Sales: (1)
BBtus	3,546	—	—
Average rate per MMBtu	$7.059	$—	—

Fractionation – NGLs:
Barrels	978	1,153	(15%)
Average rate per barrel	$1.721	$1.486	16%

Sales – Condensate: (1) Barrels	35.2	24.7	43%
Average rate per barrel	$72.90	$63.54	15%

(1)	Effective August 1, 2006, with the formation of a joint venture with Enterprise, Jonah was deconsolidated and operating results after August 1, 2006 are included in equity earnings (see Note 6 in the Notes to the Consolidated Financial Statements). However, the table includes Jonah’s volume and average rate information for the full three months ended March 31, 2007 and 2006.
     Effective August 1, 2006, with the formation of a joint venture with Enterprise, Jonah, the partnership through which we have owned our interest in the Jonah system, was deconsolidated and has been subsequently accounted for as an equity investment. Through July 31, 2006, Jonah’s operating results were fully consolidated in the Midstream Segment operating results. Beginning August 1, 2006, Jonah has been accounted for as an equity investment and operating results for Jonah for the three months ended March 31, 2007 are reported as equity earnings. For that three month period, our ownership interest in Jonah was approximately 82.7% and our sharing in the revenues of Jonah was approximately 98.3% (95.2% of earnings).
Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
     Revenues from the gathering of natural gas decreased $26.0 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to a decrease of $24.7 million resulting from the deconsolidation of Jonah on August 1, 2006. Natural gas gathering revenues from the Val Verde system decreased $1.3 million and volumes gathered decreased 1.8 Bcf for the three months ended March 31, 2007, primarily due to winter weather related production issues during the first quarter of 2007 and the natural decline of coal bed methane production in the fields in which the Val Verde gathering system operates. For the three months ended March 31, 2007, Val Verde’s gathering volumes averaged 484 MMcf per day, compared with 504 MMcf per day for the three months ended March 31, 2006. Val Verde’s average natural gas gathering fee per MMBtu decreased 5% primarily due to newer contracts that have lower rates than the previous year’s average rates.

     Revenues from the transportation of NGLs increased $0.3 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to an increase in volumes transported on the Chaparral, Panola and Dean Pipelines. These increases were partially offset by lower average rates on the Panola Pipeline and decreased volumes resulting from taking the Wilcox Pipeline out of service in December 2006 which resulted in a decrease in the average NGL transportation rate per barrel.
     Other operating revenues decreased $1.3 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to a $1.8 million decrease resulting from the deconsolidation of Jonah on August 1, 2006, partially offset by a $0.5 million increase on the Panola Pipeline primarily due to increased revenues from a new pipeline capacity lease.
     Costs and expenses decreased $5.8 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006. Depreciation and amortization expense decreased $5.0 million due to the deconsolidation of Jonah. Operating expenses decreased $2.0 million primarily due to a $3.1 million decrease resulting from the deconsolidation of Jonah on August 1, 2006 and a decrease in salaries and wages, partially offset by an increase in insurance expense and unfavorable imbalance valuations on Chaparral. Taxes – other than income taxes decreased $0.6 million primarily due to the deconsolidation of Jonah. During the three months ended March 31, 2006, a gain of $1.4 million was recognized on the sales of various equipment at Val Verde. General and administrative expenses increased $0.4 million due to higher salaries and wages, partially offset by transition costs in the 2006 period from the migration to a shared services environment with EPCO.
     Equity earnings of $18.6 million for the three months ended March 31, 2007 were from our ownership interest in the Jonah joint venture with an affiliate of Enterprise, which was formed effective August 1, 2006. Beginning August 1, 2006, revenues and costs and expenses of Jonah are now included in equity earnings based upon our ownership interest in Jonah. Prior to August 1, 2006, Jonah was wholly-owned, and its revenues and costs and expenses were included in the individual revenues and costs and expenses line items. Jonah’s net income for the three months ended March 31, 2007, increased $4.8 million, compared with the prior year period, primarily due to increased revenues and volumes generated from completion of Phase IV of the Jonah expansion project in February 2006 and increased revenues and volumes generated from the completion of a portion of Phase V of the expansion project in December 2006, partially offset by increased operating costs relating to these expansions. For the three months ended March 31, 2007, Jonah’s gathering volumes averaged approximately 1.5 Bcf per day, compared with approximately 1.2 Bcf per day for the three months ended March 31, 2006. Jonah’s volumes gathered increased 23.9 Bcf for the three months ended March 31, 2007, primarily as a result of completion of the Phase IV expansion and partial completion of a portion of the Phase V expansion, compared with the three months ended March 31, 2006. For the three months ended March 31, 2007, our sharing in the revenues of Jonah was 98.3% (95.2% of earnings), compared with 100% in the prior year period, as a result of certain milestones provided for in the joint venture agreement being reached in the construction of the Phase V expansion (see Note 6 in the Notes to the Consolidated Financial Statements).
Discontinued Operations
     On March 31, 2006, we sold our ownership interest in the Pioneer silica gel natural gas processing plant located near Opal, Wyoming, together with Jonah’s rights to process natural gas originating from the Jonah and Pinedale fields, located in southwest Wyoming, to an affiliate of Enterprise for $38.0 million in cash. The Pioneer plant was not an integral part of our Midstream Segment operations, and natural gas processing is not a core business. We have no continuing involvement in the operations or results of this plant. This transaction was reviewed and recommended for approval by the Audit, Conflicts and Governance Committee of the Board of Directors of our General Partner (“ACG Committee”) and a fairness opinion was rendered by an investment banking firm for us. The sales proceeds were used to fund organic growth projects, retire debt and for other general partnership purposes. The carrying value of the Pioneer plant at March 31, 2006, prior to the sale, was $19.7 million. Costs associated with the completion of the transaction were approximately $0.4 million.

     A condensed statement of income for the Pioneer plant, which is classified as discontinued operations, for the three months ended March 31, 2006, is presented below (in thousands):

For the Three Months
Ended March 31,
2006
Operating revenues:
Sales of petroleum products	$3,810
Other	921

Total operating revenues	4,731

Costs and expenses:
Purchases of petroleum products	2,861
Operating expense	182
Depreciation and amortization	51
Taxes – other than income taxes	30

Total costs and expenses	3,124

Income from discontinued operations	$1,607

     Sales of petroleum products less purchases of petroleum products resulting from the processing activities at the Jonah Pioneer plant were $0.9 million for the three months ended March 31, 2006. Pioneer’s processing agreements allowed the producers to elect annually whether to be charged under a fee-based arrangement or a fee plus keep-whole arrangement. Under the fee-based election, Jonah received a fee for its processing services. Under the fee plus keep-whole election, Jonah received a lower fee for its processing services, retained and sold the NGLs extracted during the process and delivered to producers the residue gas equivalent in energy to the natural gas received from the producers. Jonah sold the NGLs it retained and purchased gas to replace the equivalent energy removed in the liquids. For the 2006 period, the producers elected the fee plus keep-whole arrangement.
Interest Expense and Capitalized Interest
     Interest expense increased $1.5 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to higher outstanding borrowings and higher short term floating interest rates on our revolving credit facility.
     Capitalized interest increased $0.4 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, due to higher construction work-in-progress balances in 2007 as compared to the 2006 period.
Income Taxes – Texas Margin Tax
     Provision for income taxes is applicable to our state tax obligations under the Texas Margin Tax enacted in May 2006. For the three months ended March 31, 2007, we recorded a $0.7 million current tax liability and a $0.6 million reduction to deferred tax liability. The offsetting net charge consisting of a reduction to deferred tax expense of $0.6 million and an increase in current income tax expense of $0.7 million is shown on our statement of consolidated income for the three months ended March 31, 2007 as provision for income taxes.

Financial Condition and Liquidity
     Cash generated from operations, credit facilities and debt and equity offerings are our primary sources of liquidity. At March 31, 2007, we had a working capital surplus of $2.0 million, while at December 31, 2006, we had a working capital deficit of $9.8 million. At March 31, 2007, we had approximately $291.4 million in available borrowing capacity under our revolving credit facility to cover any working capital needs. Cash flows for the three months ended March 31, 2007 and 2006, were as follows (in millions):

	For the Three Months Ended
	March 31,
	2007	2006
Cash provided by (used in):
Operating activities	$68.7	$38.7
Investing activities	94.2	(1.0)
Financing activities	(162.9)	(37.8)
Operating Activities
     Net cash provided by operating activities for the three months ended March 31, 2007 and 2006, was comprised of the following (in millions):

	For the Three Months Ended
	March 31,
	2007	2006
Net income	$138.2	$62.9
Income from discontinued operations	—	(19.5)
Deferred income tax	(0.6)	—
Depreciation and amortization	25.4	28.8
Earnings in equity investments	(16.6)	(1.0)
Distributions from equity investments	40.3	16.3
Gains on sales of assets	(18.7)	(1.4)
Gain on sale of ownership interest in MB Storage	(59.8)	—
Non-cash portion of interest expense	0.3	0.4
Net effect of changes in operating accounts	(39.8)	(49.4)

Net cash provided by continuing operating activities	68.7	37.1
Net cash provided by discontinued operations	—	1.6

Net cash provided by operating activities	$68.7	$38.7

     Net cash provided by continuing operating activities increased $31.6 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to an increase of $28.7 million in distributions received from our equity investments in MB Storage and Jonah and a decrease of $7.2 million in crude oil inventory (as discussed below), partially offset by a decrease of $4.7 million in distributions received from our equity investment in Seaway and a decrease due to the timing of cash receipts and cash disbursements for other working capital components. For a discussion of changes in earnings before interest, depreciation and amortization expense, equity earnings, gains on sales of assets, income from discontinued operations and consolidated interest expense – net, see Results of Operations for the Downstream Segment, Upstream Segment and Midstream Segment in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     As part of our crude oil marketing activity, we purchase crude oil and simultaneously enter into offsetting sales contracts for physical delivery in future periods. These transactions result in an increase in the amount of inventory carried on our books until the crude oil is sold. The substantial majority of inventory related to these contracts as of March 31, 2006 was contracted for sale in the second quarter of 2006. At March 31, 2006, these transactions and other crude oil operating inventory changes represented a $15.3 million increase in the amount of inventory recorded on our consolidated balance sheet as compared to December 31, 2005. The substantial majority of inventory related to these contracts as of March 31, 2007 has been contracted for sale in the second quarter of 2007; however, new contracts may be executed, resulting in higher inventory balances being held in future balance sheet periods. At March 31, 2007, these transactions and other crude oil operating inventory changes represented a $7.2 million decrease in the amount of inventory recorded on our consolidated balance sheet as compared to December 31, 2006.
     Net cash provided by operating activities for the three months ended March 31, 2007 and 2006 included interest payments, net of amounts capitalized, of $42.9 million and $38.5 million, respectively. Excluding the effects of hedging activities and interest capitalized during the year ended December 31, 2007, we expect interest payments on our fixed rate Senior Notes for 2007 to be approximately $77.8 million. We expect to make our interest payments with cash flows from operating activities.
Investing Activities
     Cash flows provided by investing activities totaled $94.2 million for the three months ended March 31, 2007, and were comprised of $165.3 million in net cash proceeds from asset sales and ownership interests, which includes $138.8 million from the sale of TE Products’ ownership interests in MB Storage and its general partner and $18.5 million for the sale of other Downstream Segment assets, all to Louis Dreyfus on March 1, 2007, and $8.0 million for the sale of Downstream Segment assets to Enterprise in January 2007 (see Note 7 in the Notes to the Consolidated Financial Statements), partially offset by $34.1 million of capital expenditures, $30.9 million of cash contributions for our ownership interest in the Jonah joint venture with Enterprise (primarily for capital expenditures on its Phase V expansion) and $6.1 million of cash contributions for our ownership interest in Centennial for contractual obligations that were created upon formation of Centennial. Cash flows used in investing activities totaled $1.0 million for the three months ended March 31, 2006, and were comprised of $38.3 million of capital expenditures and $1.7 million of cash contributions for TE Products’ ownership interest in MB Storage for capital expenditures, partially offset by $39.0 million in net cash proceeds from asset sales in our Midstream Segment, of which $38.0 million related to cash proceeds received from the sale of the Pioneer plant on March 31, 2006.
Financing Activities
     Cash flows used in financing activities totaled $162.9 million for the three months ended March 31, 2007, and were comprised of $90.5 million in repayments, net of borrowings, under our revolving credit facility and $72.4 million of distributions paid to our General Partner and to unitholders. Cash flows used in financing activities totaled $37.8 million for the three months ended March 31, 2006, and were comprised of $66.9 million of distributions paid to our General Partner and to unitholders, partially offset by $29.1 million in borrowings, net of repayments, under our revolving credit facility.
     We paid cash distributions of $72.4 million ($0.675 per Unit) and $66.9 million ($0.675 per Unit) during each of the three months ended March 31, 2007 and 2006, respectively. Additionally, we declared a cash distribution of $0.685 per Unit for the quarter ended March 31, 2007. We will pay the distribution of $73.6 million on May 7, 2007 to unitholders of record on April 28, 2007.
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

Credit Facility
     We have in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“Revolving Credit Facility”), which matures on December 13, 2011. We may request up to two one-year extensions of the maturity date, subject to lender approval and satisfaction of certain other conditions. Commitments under the credit facility may be increased up to a maximum of $850.0 million upon our request, subject to lender approval and the satisfaction of certain other conditions. The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. Financial covenants in the Revolving Credit Facility require that we maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the Revolving Credit Facility limit our ability to, among other things, incur additional indebtedness, make distributions in excess of Available Cash (see Note 10 in the Notes to the Consolidated Financial Statements), incur liens, engage in specified transactions with affiliates and complete mergers, acquisitions and sales of assets. The credit agreement restricts the amount of outstanding debt of the Jonah joint venture to debt owing to the owners of its partnership interests and other third-party debt in the principal aggregate amount of $50.0 million and allows for the issuance of certain hybrid securities (as defined therein) of up to 15% of our Consolidated Total Capitalization (as defined therein). At March 31, 2007, $399.5 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.94%. At March 31, 2007, we were in compliance with the covenants of the Revolving Credit Facility.
Treasury Locks
     In October 2006 and February 2007, we executed a series of treasury rate lock agreements that extend through June 2007 for a notional amount totaling $300.0 million. These agreements, which are derivative instruments, have been designated as cash flow hedges to offset our exposure to increases in the underlying U.S. Treasury benchmark rate that is expected to be used to establish the fixed interest rate for debt that we expect to incur in 2007. The weighted average rate under the treasury lock agreements was approximately 4.6%. The actual coupon rate of the expected debt issuance will be comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium for our debt security. At March 31, 2007 and December 31, 2006, the fair value of these treasury locks were assets of $0.2 million and less than $0.1 million, respectively. To the extent effective, gains and losses on the value of the treasury locks will be deferred until the forecasted debt is issued and will be amortized to earnings over the life of the debt. No ineffectiveness was required to be recorded as of March 31, 2007.
Future Capital Needs and Commitments
     We estimate that capital expenditures, excluding acquisitions and joint venture contributions, for 2007 will be approximately $294.0 million (including $8.0 million of capitalized interest). We expect to spend approximately $245.0 million for revenue generating projects. We expect to spend approximately $38.0 million to sustain existing operations (including $12.0 million for pipeline integrity) including life-cycle replacements for equipment at various facilities and pipeline and tank replacements among all of our business segments. We expect to spend approximately $3.0 million to improve operational efficiencies and reduce costs among all of our business segments. Amounts related to Jonah capital expenditures are reported as joint venture contributions due to the deconsolidation of Jonah on August 1, 2006.
     During 2007, TE Products may be required to contribute additional cash to Centennial to cover capital expenditures or other operating needs. Additionally, we expect to contribute approximately $122.0 million to our Jonah joint venture for the construction of the Phase V expansion during 2007 and approximately $31.0 million for other capital expenditures. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present business operations. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or the issuance of additional equity.

Liquidity Outlook
     We believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations and to complete the Jonah expansion, revenue generating expenditures, interest payments on our Senior Notes and Revolving Credit Facility, distributions to our unitholders and General Partner and acquisitions of new assets or businesses. Our operating cash requirements and capital expenditures to sustain existing operations for 2007 are expected to be funded through our cash flows from operating activities. Long-term cash requirements for expansion projects, acquisitions and debt repayments are expected to be funded by several sources, including cash flows from operating activities, borrowings under credit facilities, joint venture distributions and possibly the issuance of additional equity and debt securities. Our ability to complete future debt and equity offerings and the timing of any such offerings will depend on various factors, including prevailing market conditions, interest rates, our financial condition and our credit rating at the time.
     The 6.45% TE Products Senior Notes due in January 2008 are classified as a long-term liability in our consolidated balance sheet at March 31, 2007, in accordance with Statement of Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to be Refinanced. We have the ability to use available credit capacity under our Revolving Credit Facility to fund the repayment of these Senior Notes. We expect to repay the long-term and senior unsecured obligations through the issuance of additional long-term senior unsecured debt at the time the 2008, 2012, 2013 and 2028 debts mature, issuance of additional equity, with proceeds from dispositions of assets, cash flow from operations or any combination of the above items.
Off-Balance Sheet Arrangements
     We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no material off-balance sheet commitments for indebtedness other than the limited guaranty of Centennial debt, the limited guarantee of Centennial catastrophic events as discussed below and an outstanding letter of credit (see Note 9 in the Notes to the Consolidated Financial Statements). In addition, we have entered into various off-balance sheet leases covering assets utilized in several areas of our operations.
     Centennial entered into credit facilities totaling $150.0 million, and as of March 31, 2007, $150.0 million was outstanding under those credit facilities, of which $10.0 million matured and was repaid in April 2007, and $140.0 million has a final maturity in April 2024. TE Products and Marathon Petroleum Company LLC (“Marathon”) have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for TE Products and Marathon is $75.0 million each at March 31, 2007. Provisions included in the $140.0 million Centennial credit facility required that certain financial metrics be achieved and for the guarantees to be removed by May 2007. It is not projected that these metrics will be achieved, and we expect to amend the provisions of the Centennial debt agreements in the second quarter of 2007 to require the guarantees to remain throughout the life of the debt. As a result of the guarantee, TE Products recorded an obligation of $0.1 million, which represents the present value of the estimated amount we would have to pay under the guarantee.
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
Contractual Obligations
     There have been no significant changes in our schedule of maturities of long-term debt or other contractual obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Other
     On April 30, 2007, in accordance with the approved compensation plan, the ACG Committee authorized the issuance to each of its members (which constitute the non-executive members of the board of directors) of 549 phantom units under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan. Each phantom unit will pay out in cash on April 30, 2011 or, if earlier, the date the director is no longer serving on the board, whether by voluntarily resignation or otherwise, and each such Unit also includes a distribution equivalent right payable when the underlying phantom unit vests. In addition, on May 2, 2007, the ACG Committee authorized the issuance of unit appreciation rights with respect to 22,075 Units to each of its members under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan. The unit appreciation rights will be subject to five year cliff vesting and will vest earlier if the director dies or is removed from, or not re-elected or appointed to, the board for reasons other than his voluntary resignation or unwillingness to serve. When the unit appreciation rights become payable, the director will receive a payment in cash (or, in the sole discretion of the ACG Committee, Units or a combination of cash and Units) equal to the fair market value of the Units on the payment date over the fair market value of the Units on the date of grant.
Recent Accounting Pronouncements
     See discussion of new accounting pronouncements in Note 2 in the Notes to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We may be exposed to market risk through changes in crude oil commodity prices and interest rates. We do not have foreign exchange risks. Our Risk Management Committee has established policies to monitor and control these market risks. The Risk Management Committee is comprised, in part, of senior executives of the General Partner. For additional discussion of our exposure to market risks, please refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     At March 31, 2007, we had a limited number of commodity derivatives that were accounted for as cash flow hedges. Gains and losses on these derivatives are offset against corresponding gains or losses of the hedged item and are deferred through other comprehensive income, thus minimizing exposure to cash flow risk. The fair value of the open positions at March 31, 2007 was $1.1 million. Assuming a hypothetical across-the-board 10% price decrease in the forward curve, the change in fair value of the hedging instrument would have been $0.5 million. The fair value of the open positions was based upon both quoted market prices obtained from NYMEX and were estimated based on quoted prices from various sources such as independent reporting services, industry publications, brokers and marketers. The fair values were determined based upon the differences by month between the fixed contract price and the relevant forward price curve, the volumes for the applicable month and a discount rate of 6%.
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
     At March 31, 2007, we had $399.5 million outstanding under our variable interest rate revolving credit facility. The interest rate is based, at our option, on either the lender’s base rate plus a spread or LIBOR plus a spread in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semiannually. On January 20, 2006, we entered into interest rate swap agreements with a total notional amount of $200.0 million to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facility. These interest rate swaps mature in January 2008. Under the swap agreements, we pay a fixed rate of interest ranging from 4.67% to 4.695% and receive a floating rate based on a three-month U.S. Dollar LIBOR rate. In the third quarter of 2006, these swaps were designated as cash flow hedges. For the period from January 20, 2006 through the date these swaps were designated as cash flow hedges, changes in the fair value of the swaps were recognized in earnings, which resulted in a $2.2 million reduction to interest expense. While these interest rate swaps remain in effect, future changes in the fair value of the cash flow hedges, to the extent the swaps are effective, will be recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At March 31, 2007 and December 31, 2006, the fair values of these interest rate swaps were assets of $1.1 million and $1.4 million, respectively. Utilizing the balances of our variable interest rate debt outstanding at March

31, 2007, and including the effects of hedging activities, if market interest rates increased 100 basis points, the annual increase in interest expense related to our revolving credit facility would be $2.0 million.
     The following table summarizes the estimated fair values of the Senior Notes as of March 31, 2007 and December 31, 2006 (in thousands):

		Fair Value
		March 31,	December 31,
	Face Value	2007	2006
6.45% TE Products Senior Notes, due January 2008	$180,000	$181,080	$181,641
7.625% Senior Notes, due February 2012	500,000	541,589	537,067
6.125% Senior Notes, due February 2013	200,000	203,100	201,610
7.51% TE Products Senior Notes, due January 2028	210,000	219,450	221,471
     In October 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes. Under the swap agreement, TE Products pays a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receives a fixed rate of interest of 7.51%. During the three months ended March 31, 2007 and 2006, we recognized reductions in interest expense of $0.3 million and $0.7 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the three months ended March 31, 2007 and 2006, we reviewed the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair values of this interest rate swap were liabilities of approximately $2.0 million and $2.6 million at March 31, 2007 and December 31, 2006, respectively. Utilizing the balance of the 7.51% TE Products Senior Notes outstanding at March 31, 2007, and including the effects of hedging activities, if market interest rates increased 100 basis points, the annual increase in interest expense would be $2.1 million.
     In October 2006 and February 2007, we executed a series of treasury rate lock agreements that extend through June 2007 for a notional amount totaling $300.0 million. These agreements, which are derivative instruments, have been designated as cash flow hedges to offset our exposure to increases in the underlying U.S. Treasury benchmark rate that is expected to be used to establish the fixed interest rate for debt that we expect to incur in 2007. The weighted average rate under the treasury lock agreements was approximately 4.6%. The actual coupon rate of the expected debt issuance will be comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium for our debt security. At March 31, 2007 and December 31, 2006, the fair values of these treasury locks were assets of $0.2 million and less than $0.1 million, respectively. To the extent effective, gains and losses on the value of the treasury locks will be deferred until the forecasted debt is issued and will be amortized to earnings over the life of the debt. No ineffectiveness was required to be recorded as of March 31, 2007.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, as of March 31, 2007, the CEO and CFO concluded:
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

  Changes in Internal Control over Financial Reporting
     During 2006, we commenced a project to replace or upgrade our general ledger and consolidation software. The implementation occurred on January 1, 2007. The project is not in response to any identified deficiency or weakness in our internal control over financial reporting. Other than replacement or upgrade of our general ledger and consolidation software on January 1, 2007, there has been no change in our internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, in addition to other information in such Annual Report and this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of us.
Item 6. Exhibits.

Exhibit
Number	Description
3.1	Certificate of Limited Partnership of TEPPCO Partners, L.P. (Filed as Exhibit 3.2 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

3.2	Third Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated September 21, 2001 (Filed as Exhibit 3.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

3.3	Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 31, 2000 (Filed as Exhibit 3.3 to Form 10-Q/A of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

3.4	Amendment to Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 22, 2005 (Filed as Exhibit 3.4 to Form 10-Q/A of

Exhibit
Number	Description
TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

3.5	Amendment to Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated June 15, 2006, but effective as of February 24, 2005 (Filed as Exhibit 3.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on June 16, 2006.

3.6	Fourth Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated December 8, 2006 (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on December 13, 2006).

4.1	Form of Certificate representing Limited Partner Units (Filed as Exhibit 4.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

4.2	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.3	Form of Certificate representing Class B Units (Filed as Exhibit 4.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

4.4	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.5	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.6	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.7	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

4.8	Full Release of Guarantee dated as of July 31, 2006 by Wachovia Bank, National Association, as trustee, in favor of Jonah Gas Gathering Company (Filed as Exhibit 4.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2006 and incorporated herein by reference).

10.1	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P.,

Exhibit
Number	Description
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

10.2+	Form of Supplemental Agreement to Employment Agreement between Texas Eastern Products Pipeline Company, LLC and assumed by EPCO, Inc., and John N. Goodpasture, Samuel N. Brown and J. Michael Cockrell (Filed as Exhibit 10.62 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

10.3	Amended and Restated Agreement of Limited Partnership of TEPPCO Midstream Companies, L.P. by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of February 28, 2007 (Filed as Exhibit 10.64 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

10.4	Second Amended and Restated Agreement of Limited Partnership of TCTM, L.P. by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of February 27, 2007 (Filed as Exhibit 10.65 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

10.5	Third Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of February 27, 2007 (Filed as Exhibit 10.66 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

10.6	First Amendment to the Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated February 28, 2007 (Filed as Exhibit 10.8 to Form 10-K of Enterprise Products Partners L.P. (Commission File No. 1-14323) for the year ended December 31, 2006 and incorporated herein by reference).

10.7+*	Form of Option Grant under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan.

10.8+*	Form of TPP Unit Appreciation Right Grant (Texas Eastern Products Pipeline Company LLC Directors).

10.9+*	Form of Restricted Unit Grant under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan.

10.10+*	Form of Phantom Unit Grant for Directors of Texas Eastern Products Pipeline Company LLC under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+	A management contract or compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEPPCO Partners, L.P.

	By:	/s/ JERRY E. THOMPSON

Jerry E. Thompson,
Date: May 4, 2007	President and Chief Executive Officer of
Texas Eastern Products Pipeline Company, LLC, General Partner

	By:	/s/ WILLIAM G. MANIAS

William G. Manias,
Date: May 4, 2007	Vice President and Chief Financial Officer of
Texas Eastern Products Pipeline Company, LLC, General Partner

Index to Exhibits

Exhibit
Number	Description
3.1	Certificate of Limited Partnership of TEPPCO Partners, L.P. (Filed as Exhibit 3.2 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

3.2	Third Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated September 21, 2001 (Filed as Exhibit 3.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

3.3	Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 31, 2000 (Filed as Exhibit 3.3 to Form 10-Q/A of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

3.4	Amendment to Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 22, 2005 (Filed as Exhibit 3.4 to Form 10-Q/A of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

3.5	Amendment to Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated June 15, 2006, but effective as of February 24, 2005 (Filed as Exhibit 3.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on June 16, 2006.

3.6	Fourth Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated December 8, 2006 (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on December 13, 2006).

4.1	Form of Certificate representing Limited Partner Units (Filed as Exhibit 4.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

4.2	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.6	Form of Certificate representing Class B Units (Filed as Exhibit 4.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

4.7	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.8	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) dated as of February 20, 2002 and incorporated herein by reference).

4.6	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union

Exhibit
Number	Description
National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.7	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

4.8	Full Release of Guarantee dated as of July 31, 2006 by Wachovia Bank, National Association, as trustee, in favor of Jonah Gas Gathering Company (Filed as Exhibit 4.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2006 and incorporated herein by reference).

10.1	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2007, but effective as of February 5, 2007 (Filed as Exhibit 10.18 to Current Report on Form 8-K of Duncan Energy Partners L.P. (Commission File No. 1-33266) filed February 5, 2007 and incorporated herein by reference).

10.2+	Form of Supplemental Agreement to Employment Agreement between Texas Eastern Products Pipeline Company, LLC and assumed by EPCO, Inc., and John N. Goodpasture, Samuel N. Brown and J. Michael Cockrell (Filed as Exhibit 10.62 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

10.3	Amended and Restated Agreement of Limited Partnership of TEPPCO Midstream Companies, L.P. by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of February 28, 2007 (Filed as Exhibit 10.64 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

10.4	Second Amended and Restated Agreement of Limited Partnership of TCTM, L.P. by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of February 27, 2007 (Filed as Exhibit 10.65 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

10.5	Third Amended and Restated Agreement of Limited Partnership of TE Products Pipeline Company, Limited Partnership by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of February 27, 2007 (Filed as Exhibit 10.66 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2006 and incorporated herein by reference).

10.6	First Amendment to the Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., Duncan Energy Partners L.P., DEP Holdings, LLC, DEP Operating Partnership, L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated February 28, 2007 (Filed as Exhibit 10.8 to Form 10-K of Enterprise Products Partners L.P. (Commission File No. 1-14323) for the year ended December 31, 2006 and incorporated herein by reference).

10.7+*	Form of Option Grant under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan.

Exhibit
Number	Description
10.8+*	Form of TPP Unit Appreciation Right Grant (Texas Eastern Products Pipeline Company LLC Directors).

10.9+*	Form of Restricted Unit Grant under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan.

10.10+*	Form of Phantom Unit Grant for Directors of Texas Eastern Products Pipeline Company LLC under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+	A management contract or compensation plan or arrangement.