Form 10-Q
period 2007-06-30
TEPPCO PARTNERS LP
filed 2007-08-08
CIK 857644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 1-10403

TEPPCO Partners, L.P.
(Exact name of Registrant as specified in its charter)

Delaware (State of Other Jurisdiction of	76-0291058 (I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Limited Partner Units outstanding as of August 3, 2007: 89,867,229

TEPPCO PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TEPPCO PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$22	$70
Accounts receivable, trade (net of allowance for doubtful accounts of $110 and $100)	927,575	852,816
Accounts receivable, related parties	1,974	11,788
Inventories	93,379	72,193
Other	37,533	29,843

Total current assets	1,060,483	966,710

Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $542,676 and $509,889)	1,703,597	1,642,095
Equity investments	1,059,921	1,039,710
Intangible assets	176,090	185,410
Goodwill	15,506	15,506
Other assets	92,399	72,661

Total assets	$4,107,996	$3,922,092

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$958,121	$855,306
Accounts payable, related parties	67,027	34,461
Accrued interest	37,164	35,523
Other accrued taxes	16,576	14,482
Other	27,478	36,776

Total current liabilities	1,106,366	976,548

Long-term debt:
Senior notes	1,104,459	1,113,287
Junior subordinated notes	299,521	—
Other long-term debt	200,000	490,000

Total long-term debt	1,603,980	1,603,287

Deferred tax liability	—	652
Other liabilities and deferred credits	35,818	19,461
Other liabilities, related party	—	1,814
Commitments and contingencies
Partners’ capital:
Limited partners’ interests:
Limited partner units (89,804,829 and 89,804,829 units outstanding)	1,438,887	1,405,559
Restricted limited partner units (62,400 and 0 units outstanding)	63	—
General partner’s interest	(78,869)	(85,655)
Accumulated other comprehensive income	1,751	426

Total partners’ capital	1,361,832	1,320,330

Total liabilities and partners’ capital	$4,107,996	$3,922,092

See Notes to Unaudited Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenues:
Sales of petroleum products	$1,933,104	$2,287,266	$3,783,232	$4,683,612
Transportation – Refined products	41,718	39,443	78,853	71,242
Transportation – LPGs	16,747	13,354	52,800	42,775
Transportation – Crude oil	9,580	10,544	20,370	19,467
Transportation – NGLs	11,098	10,738	22,039	21,391
Gathering – Natural gas	15,452	41,459	30,860	82,834
Other	21,737	22,248	39,711	40,100

Total operating revenues	2,049,436	2,425,052	4,027,865	4,961,421

Costs and expenses:
Purchases of petroleum products	1,900,944	2,254,756	3,714,938	4,625,796
Operating expense	43,917	55,275	89,083	101,778
Operating fuel and power	14,829	12,987	30,103	27,284
General and administrative	8,164	9,158	16,762	18,359
Depreciation and amortization	25,880	28,676	51,249	57,433
Taxes – other than income taxes	4,975	6,048	10,218	11,359
Gains on sales of assets	(2)	(18)	(18,651)	(1,396)

Total costs and expenses	1,998,707	2,366,882	3,893,702	4,840,613

Operating income	50,729	58,170	134,163	120,808

Other income (expense):
Interest expense – net	(22,785)	(19,198)	(44,996)	(40,341)
Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P.	(189)	—	59,648	—
Equity earnings	19,234	2,674	35,797	3,663
Interest income	445	184	787	656
Other income – net	535	270	779	697

Income before provision for income taxes	47,969	42,100	186,178	85,483

Provision for income taxes	209	514	227	514

Income from continuing operations	47,760	41,586	185,951	84,969

Income (loss) from discontinued operations	—	(110)	—	1,497
Gain on sale of discontinued operations	—	(12)	—	17,872

Discontinued operations	—	(122)	—	19,369

Net income	$47,760	$41,464	$185,951	$104,338

Changes in fair values of interest rate cash flow hedges	1,295	—	1,512	—
Changes in fair values of crude oil cash flow hedges	(513)	(509)	(153)	(273)

Comprehensive income	$48,542	$40,955	$187,310	$104,065

TEPPCO PARTNERS, L.P.
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME — (Continued)
(Unaudited)
(Dollars in thousands, except per Unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income Allocation:
Limited Partner Unitholders:
Income from continuing operations	$39,926	$29,360	$155,450	$59,988
Income (loss) from discontinued operations	—	(86)	—	13,674

Total Limited Partner Unitholders net income allocation	39,926	29,274	155,450	73,662

General Partner:
Income from continuing operations	7,834	12,226	30,501	24,981
Income (loss) from discontinued operations	—	(36)	—	5,695

Total General Partner net income allocation	7,834	12,190	30,501	30,676

Total net income allocated	$47,760	$41,464	$185,951	$104,338

Basic and diluted net income per Limited Partner Unit:
Continuing operations	$0.44	$0.42	$1.73	$0.85
Discontinued operations	—	—	—	0.20

Basic and diluted net income per Limited Partner Unit	$0.44	$0.42	$1.73	$1.05

Weighted average Limited Partner Units outstanding	89,832	69,964	89,819	69,964

See Notes to Unaudited Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$185,951	$104,338
Adjustments to reconcile net income to cash provided by continuing operating activities:
Income from discontinued operations	—	(19,369)
Deferred income taxes	(654)	514
Depreciation and amortization	51,249	57,433
Amortization of deferred compensation	202	—
Earnings in equity investments	(35,797)	(3,663)
Distributions from equity investments	68,159	16,297
Gains on sales of assets	(18,651)	(1,396)
Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P.	(59,648)	—
Non-cash portion of interest expense	591	840
Net effect of changes in operating accounts	7,731	(13,460)

Net cash provided by continuing operating activities	199,133	141,534
Net cash provided by discontinued operations	—	1,521

Net cash provided by operating activities	199,133	143,055

Investing activities:
Proceeds from sales of assets	26,538	39,750
Proceeds from sale of ownership interest	137,606	—
Investment in Mont Belvieu Storage Partners, L.P.	—	(1,720)
Investment in Centennial Pipeline LLC	(11,081)	(2,500)
Investment in Jonah Gas Gathering Company	(86,153)	—
Capitalized costs incurred to develop identifiable intangible assets	(2,500)	—
Cash paid for linefill on assets owned	(15,095)	(1,371)
Capital expenditures	(109,876)	(82,463)

Net cash used in investing activities	(60,561)	(48,304)

Financing activities:
Proceeds from revolving credit facility	405,850	305,550
Repayments on revolving credit facility	(695,850)	(266,450)
Issuance of Junior Subordinated Notes	299,517	—
Debt issuance costs	(3,750)	—
Proceeds from termination of treasury locks	1,589	—
Distributions paid	(145,976)	(133,785)

Net cash used in financing activities	(138,620)	(94,685)

Net change in cash and cash equivalents	(48)	66

Cash and cash equivalents, January 1	70	119

Cash and cash equivalents, June 30	$22	$185

See Notes to Unaudited Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.
STATEMENT OF CONSOLIDATED PARTNERS’ CAPITAL
(Unaudited)
(Dollars in thousands, except Unit amounts)

	Outstanding			Accumulated
	Limited	General	Limited	Other
	Partner	Partner’s	Partners’	Comprehensive
	Units	Interest	Interests	Income	Total
Balance, December 31, 2006	89,804,829	$(85,655)	$1,405,559	$426	$1,320,330
Net income allocation	—	30,501	155,450	—	185,951
Issuance of restricted Units under 2006 LTIP	62,400	—	—	—	—
Cash distributions	—	(23,841)	(122,135)	—	(145,976)
Noncash contribution	—	126	—	—	126
Amortization of equity awards	—	—	76	—	76
Changes in fair values of crude oil cash flow hedges	—	—	—	(153)	(153)
Changes in fair values of interest rate cash flow hedges	—	—	—	1,512	1,512
Pension benefit SFAS No. 158 adjustment	—	—	—	(34)	(34)

Balance, June 30, 2007	89,867,229	$(78,869)	$1,438,950	$1,751	$1,361,832

See Notes to Unaudited Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. PARTNERSHIP ORGANIZATION
Partnership Organization
          TEPPCO Partners, L.P. (the “Partnership”), is a publicly traded Delaware limited partnership and our limited partner units are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “TPP”. As used in this Report, “we,” “us,” “our,” the “Partnership” and “TEPPCO” mean TEPPCO Partners, L.P. and, where the context requires, include our subsidiaries. At formation in March 1990, we completed an initial public offering of 26,500,000 units representing limited partner interests (“Limited Partner Units”) at $10.00 per Limited Partner Unit (“Unit”).
          Through June 29, 2007, we operated through TE Products Pipeline Company, Limited Partnership, TCTM, L.P. (“TCTM”) and TEPPCO Midstream Companies, L.P. On June 30, 2007, TE Products Pipeline Company, Limited Partnership and TEPPCO Midstream Companies, L.P. converted into Texas limited partnerships and immediately thereafter merged into newly-formed Texas limited liability companies that had no business operations prior to the merger. The resulting limited liability companies are called TE Products Pipeline Company, LLC (“TE Products”) and TEPPCO Midstream Companies, LLC (“TEPPCO Midstream”). As of June 30, 2007, we operate through TE Products, TCTM and TEPPCO Midstream. Collectively, TE Products, TCTM and TEPPCO Midstream are referred to as the “Operating Companies.” Texas Eastern Products Pipeline Company, LLC (the “General Partner”), a Delaware limited liability company, serves as our general partner and owns a 2% general partner interest in us. We hold a 99.999% limited partner interest in TCTM and TEPPCO GP, Inc. (“TEPPCO GP”), a wholly owned subsidiary, holds a 0.001% general partner interest in TCTM. We and TEPPCO GP hold 99.999% and 0.001% membership interests, respectively, in TE Products and TEPPCO Midstream.
          Through May 6, 2007, our General Partner was owned by DFI GP Holdings L.P. (“DFI”), an affiliate of EPCO, Inc. (“EPCO”), a privately held company controlled by Dan L. Duncan. On May 7, 2007, DFI sold all of the membership interests in our General Partner to Enterprise GP Holdings L.P. (“Enterprise GP Holdings”), a publicly traded partnership, also controlled indirectly by EPCO. Mr. Duncan and certain of his affiliates, including EPCO, Enterprise GP Holdings and Dan Duncan LLC, a privately held company controlled by him, control us, our General Partner and Enterprise Products Partners L.P. (“Enterprise”) and its affiliates, including Duncan Energy Partners L.P. As of May 7, 2007, Enterprise GP Holdings owns and controls the 2% general partner interest in us and has the right to receive the incentive distribution rights associated with the general partner interest. Enterprise GP Holdings, DFI and other entities controlled by Mr. Duncan own 16,691,550 of our Units. Under an amended and restated administrative services agreement (“ASA”), EPCO performs all management, administrative and operating functions required for us, and we reimburse EPCO for all direct and indirect expenses that have been incurred in managing us.
Basis of Presentation
          The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of June 30, 2007, and the results of our operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2007, are not necessarily indicative of results of our operations for the full year 2007. You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2006.
          Except per Unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 2. GENERAL ACCOUNTING POLICIES AND RELATED MATTERS
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
Income Taxes
          Provision for income taxes is applicable to our state tax obligations under the Texas Margin Tax enacted in May 2006. For the six months ended June 30, 2007, we recorded a $0.9 million current tax liability and a $0.7 million reduction to deferred tax liability. The offsetting net charge consisting of a reduction to deferred tax expense of $0.7 million and an increase in current income tax expense of $0.9 million is shown on our statements of consolidated income for the six months ended June 30, 2007 as provision for income taxes.
Net Income Per Unit
          Basic net income per Unit is computed by dividing net income or loss, after deduction of the General Partner’s interest, by the weighted average number of distribution-bearing Units outstanding during a period. The General Partner’s percentage interest in our net income is based on its percentage of cash distributions from Available Cash for each period (see Note 12). Diluted net income per Unit is computed by dividing net income or loss, after deduction of the General Partner’s interest, by the sum of (i) the weighted average number of distribution-bearing Units outstanding during a period (as used in determining basic earnings per Unit); and (ii) the number of incremental Units resulting from the assumed exercise of dilutive Unit options outstanding during a period (the “incremental option units”) (see Note 15).
          In a period of net operating losses, restricted Units and incremental option units are excluded from the calculation of diluted earnings per Unit due to their antidilutive effect. The dilutive incremental option units are calculated using the treasury stock method, which assumes that proceeds from the exercise of all in-the-money options at the end of each period are used to repurchase Units at an average market value during the period. The amount of Units remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Recent Accounting Developments
          In June 2006, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The accounting guidance permits companies to elect to present on either a gross or net basis sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a seller and a customer. The gross basis includes the taxes in revenues and costs; the net basis excludes the taxes from revenues. The accounting guidance does not apply to tax systems that are based on gross receipts or total revenues. EITF 06-3 requires companies to disclose their policy for presenting the taxes and disclose any amounts presented on a gross basis if those amounts are significant. The guidance in EITF 06-3 is effective January 1, 2007. As a matter of policy, we report such taxes on a net basis. The adoption of EITF 06-3 did not have a material effect on our financial position, results of operations or cash flows.
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
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and we are required to adopt SFAS 157 as of January 1, 2008. We believe that the adoption of SFAS 157 will not have a material effect on our financial position, results of operations or cash flows.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
          Our Upstream Segment revenues are earned from gathering, transporting, marketing and storing crude oil, and distributing lubrication oils and specialty chemicals principally in Oklahoma, Texas, New Mexico and the Rocky Mountain region. Revenues are also generated from trade documentation and pumpover services, primarily at Cushing, Oklahoma, and Midland, Texas. Revenues are accrued at the time title to the product sold transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser, and purchases are accrued at the time title to the product purchased transfers to our crude oil marketing company, TEPPCO Crude Oil, LLC (“TCO”), which typically occurs upon our receipt of the product. Revenues related to trade documentation and pumpover fees are recognized as services are completed.
          Except for crude oil purchased from time to time as inventory required for operations, our policy is to purchase only crude oil for which we have a market to sell and to structure sales contracts so that crude oil price fluctuations do not materially affect the margin received. As we purchase crude oil, we establish a margin by selling crude oil for physical delivery to third party users or by entering into a future delivery obligation. Through these transactions, we seek to maintain a position that is balanced between crude oil purchases and sales and future delivery obligations. However, commodity price risks cannot be completely hedged.
          On April 1, 2006, we adopted EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, which resulted in crude oil inventory purchases and sales under buy/sell transactions, which were previously recorded as gross purchases and sales, to be treated as inventory exchanges in our statements of consolidated income. EITF 04-13 reduced gross revenues and purchases, but did not have a material effect on our financial position, results of operations or cash flows. Under the consensus reached in EITF 04-13, buy/sell transactions are reported as non-monetary exchanges and consequently not presented on a gross basis in our statements of consolidated income. Implementation of EITF 04-13 reduced revenues and purchases of petroleum products on our statements of consolidated income by approximately $699.7 million and $1,084.7 million for the three months and six months ended June 30, 2007, respectively, and $313.7 million for the three months and six months ended June 30, 2006. The revenues and purchases of petroleum products associated with buy/sell transactions that are reported on a gross basis in our statement of consolidated income in the six months ended June 30, 2006 are approximately $275.4 million. Under the provisions of the consensus, retroactive restatement of buy/sell transactions reported in prior periods was not permitted.

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
NOTE 3. ACCOUNTING FOR UNIT-BASED AWARDS
          We account for unit-based awards under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (“2006 LTIP”) using SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires us to recognize compensation expense related to unit-based awards based on the fair value of the awards at grant date. The fair value of a unit-based award is estimated using the Black-Scholes option pricing model. Under SFAS 123(R), the fair value of an award is amortized to earnings on a straight-line basis over the requisite service or vesting period. We account for awards under our 1999 Phantom Unit Retention Plan, our 2000 Long Term Incentive Plan and our 2005 Phantom Unit Plan as liability awards under the provisions of SFAS 123(R). For a discussion of the EPCO, Inc. TPP Employee Unit Purchase Plan, see Note 12.
1999 Phantom Unit Retention Plan
          Effective January 1, 1999, the General Partner adopted the Texas Eastern Products Pipeline Company, LLC 1999 Phantom Unit Retention Plan (“1999 Plan”) to provide key employees with incentive awards whereby a participant is granted phantom units. These phantom units are automatically redeemed for cash based on the vested portion of the fair market value of the phantom units at stated redemption dates. The fair market value of each phantom unit is equal to the closing price of a Unit as reported on the NYSE on the redemption date. Each participant is also entitled to quarterly cash distributions equal to the product of the number of phantom units outstanding for the participant and the amount of the cash distribution that we paid per Unit to our unitholders.
          We accrue compensation expense annually based upon the terms of the 1999 Plan. A total of 31,600 phantom units remain outstanding at June 30, 2007, of which 13,000 vest April 11, 2008, 13,000 vest April 11, 2009 and 5,600 vest January 1, 2010. Compensation expense related to the 1999 Plan was $0.3 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and $0.8 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007 and December 31, 2006, we had accrued liability balances of $1.0 million and $0.8 million, respectively, for compensation related to the 1999 Plan.
2000 Long Term Incentive Plan
          Effective January 1, 2000, our General Partner established the Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan (“2000 LTIP”) to provide key employees incentives to achieve improvements in our financial performance. Generally, upon the close of a three-year performance period, if the participant is then still an employee of EPCO, the participant will receive a cash payment calculated in accordance with the terms of the 2000 LTIP, which are based on: (i) the applicable performance percentage specified in the award, (ii) the number of phantom units granted under the award and (iii) the average of the closing prices of a Unit over the ten consecutive trading days immediately preceding the last day of the performance period.
          In addition to the payment described above, during the performance period, the General Partner will pay to the participant the amount of cash distributions that we would have paid to our unitholders had the participant been the owner of the number of Units equal to the number of phantom units granted to the participant under this award.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
We accrue compensation expense annually based upon the terms of the 2000 LTIP. At June 30, 2007, phantom units outstanding under the 2000 LTIP were 11,300 and 8,400 for awards granted for the years ended December 31, 2006 and 2005, respectively. Compensation expense related to the 2000 LTIP was $0.1 million for each of the three months ended June 30, 2007 and 2006, and $0.3 million for each of the six months ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, we had accrued liability balances of $0.9 million and $0.6 million, respectively, for compensation related to the 2000 LTIP.
2005 Phantom Unit Plan
          Effective January 1, 2005, our General Partner adopted the Texas Eastern Products Pipeline Company, LLC 2005 Phantom Unit Plan (“2005 Phantom Unit Plan”) to provide key employees incentives to achieve improvements in our financial performance. Generally, upon the close of a three-year performance period, if the participant is then still an employee of EPCO, the participant will receive a cash payment calculated in accordance with the terms of the 2005 Phantom Unit Plan, which are based on: (i) the grantee’s vested percentage, (ii) the number of phantom units granted under the award and (iii) the average of the closing prices of a Unit over the ten consecutive trading days immediately preceding the last day of the performance period. At June 30, 2007, phantom units outstanding for awards granted for the years ended December 31, 2006 and 2005, were 38,200 and 39,000, respectively.
          In addition to the payment described above, during the performance period, the General Partner will pay to the participant the amount of cash distributions that we would have paid to our unitholders had the participant been the owner of the number of Units equal to the number of phantom units granted to the participant under this award. We accrue compensation expense annually based upon the terms of the 2005 Phantom Unit Plan. Compensation expense related to the 2005 Phantom Unit Plan was $0.3 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and $0.5 million for each of the six months ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, we had accrued liability balances of $2.2 million and $1.6 million, respectively, for compensation related to the 2005 Phantom Unit Plan.
EPCO, Inc. 2006 TPP Long-Term Incentive Plan
          At a special meeting of our unitholders on December 8, 2006, our unitholders approved the 2006 LTIP, which provides for awards of our Units and other rights to our non-employee directors and to employees of EPCO and its affiliates providing services to us. Awards under the 2006 LTIP may be granted in the form of restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The exercise price of unit options or unit appreciation rights awarded to participants is determined by the Audit, Conflicts and Governance Committee of the board of directors of our General Partner (“ACG Committee”) (at its discretion) at the date of grant and may be no less than the fair market value of the option award as of the date of grant. The 2006 LTIP is administered by the ACG Committee. Subject to adjustment as provided in the 2006 LTIP, awards with respect to up to an aggregate of 5,000,000 Units may be granted under the 2006 LTIP. We reimburse EPCO for the costs allocable to 2006 LTIP awards made to employees who work in our business. On April 30, 2007 and May 2, 2007, the non-employee directors of our General Partner were awarded 1,647 phantom units which payout in 2011 and 66,225 unit appreciation rights, which vest in 2012. On May 22, 2007, we granted 155,000 Unit options, 62,900 restricted Units and 338,479 unit appreciation rights to our employees, which vest in 2011, 2011 and 2012, respectively.
          The 2006 LTIP may be amended or terminated at any time by the board of directors of EPCO, which is the indirect parent company of our General Partner, or the ACG Committee; however, any material amendment, such as a material increase in the number of Units available under the plan or a change in the types of awards available under the plan, would require the approval of at least 50% of our unitholders. The ACG Committee is also

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
authorized to make adjustments in the terms and conditions of, and the criteria included in awards under the 2006 LTIP in specified circumstances. The 2006 LTIP is effective until December 8, 2016 or, if earlier, the time which all available Units under the 2006 LTIP have been delivered to participants or the time of termination of the 2006 LTIP by EPCO or the ACG Committee. After giving effect to outstanding Unit options and restricted Units at June 30, 2007, a total of 4,782,600 additional Units could be issued under the 2006 LTIP.
     Unit Options
          The information in the following table presents Unit option activity under the 2006 LTIP for the periods indicated:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Strike Price	Contractual
	of Units	(dollars/unit)	Term (in years)
Unit Options:
Outstanding at December 31, 2006	—	$—	—
Granted (1)	155,000	45.35

Outstanding at June 30, 2007	155,000	$45.35	9.9

Options exercisable at:
June 30, 2007	—	$—	—

(1)	The total grant date fair value of these awards was $0.4 million based on the following assumptions: (i) expected life of option of 7 years, (ii) risk-free interest rate of 4.78%; (iii) expected distribution yield on Units of 7.92%; and (iv) expected Unit price volatility on Units of 18.03%.
          We recognized $0.01 million of compensation expense associated with Unit options during the three months and six months ended June 30, 2007. At June 30, 2007, total unrecognized compensation cost related to nonvested Unit options granted under the 2006 LTIP was an estimated $0.4 million. We expect to recognize this cost over a weighted-average period of 3.9 years.
     Restricted Units
          The following table summarizes information regarding our restricted Units for the periods indicated:

		Weighted-
		Average Grant
	Number	Date Fair Value
	of Units	Per Unit (1)
Restricted Units at December 31, 2006	—
Granted (2)	62,900	$37.64
Forfeited	(500)	45.35

Restricted Units at June 30, 2007	62,400	$37.64

(1)	Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.

(2)	Aggregate grant date fair value of restricted Unit awards issued during 2007 was $2.4 million based on a grant date market price of our Units of $45.35 per Unit and an estimated forfeiture rate of 17%.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          None of our restricted Units vested during the six months ended June 30, 2007. During the three months and six months ended June 30, 2007, we recognized $0.1 million of compensation expense in connection with restricted Units. At June 30, 2007, total unrecognized compensation cost related to restricted Units was $2.3 million, and these costs are expected to be recognized over a weighted-average period of 3.9 years.
     Unit Appreciation Rights and Phantom Units
          On April 30, 2007, the non-executive members of the board of directors were each awarded 549 phantom units under the 2006 LTIP. Each phantom unit will pay out in cash on April 30, 2011 or, if earlier, the date the director is no longer serving on the board, whether by voluntarily resignation or otherwise, and at such time each such phantom unit will receive the amount of cash distributions that we would have paid to our unitholders had the participant been the owner of the number of Units equal to the number of phantom units granted to the participant under this award. Phantom unit awards to non-employee directors are accounted for similar to SFAS 123(R) liability awards. We recognized a nominal amount of expense related to the phantom units during the three months and six months ended June 30, 2007.
          On May 2, 2007, the non-executive members of the board of directors were each awarded 22,075 unit appreciation rights under the 2006 LTIP. The unit appreciation rights will be subject to five year cliff vesting and will vest earlier if the director dies or is removed from, or not re-elected or appointed to, the board for reasons other than his voluntary resignation or unwillingness to serve. When the unit appreciation rights become payable, the director will receive a payment in cash (or, in the sole discretion of the ACG Committee, Units or a combination of cash and Units) equal to the fair market value of the Units subject to the unit appreciation rights on the payment date over the fair market value of the Units subject to the unit appreciation rights on the date of grant.
          On May 22, 2007, we awarded 338,479 unit appreciation rights to our employees. The unit appreciation rights are subject to five year cliff vesting and are subject to forfeiture. When the unit appreciation rights become payable, the awards will be redeemed in cash (or, in the sole discretion of the ACG Committee, Units or a combination of cash and Units) equal to the fair market value of the Units on the payment date over the fair market value of the Units on the date of grant. Unit appreciation rights awarded to employees are accounted for as liability awards under SFAS 123(R) since the current intent is to cash-settle the awards. Unit appreciation rights awarded to non-employee directors are accounted for similar to SFAS 123(R) liability awards. We recognized $0.02 million of compensation expense associated with the unit appreciation rights during the three months and six months ended June 30, 2007.
NOTE 4. EMPLOYEE BENEFIT PLANS
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

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
annuity. In April 2006, we received a determination letter from the Internal Revenue Service (“IRS”) providing IRS approval of the plan termination. For those plan participants who elected to receive an annuity, we purchased an annuity contract from an insurance company in which the plan participants own the annuity, absolving us of any future obligation to the participants.
          In the fourth quarter of 2006, we recorded settlement charges of approximately $3.5 million in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, relating to the TEPPCO RCBP for any existing unrecognized losses upon the plan termination and final distribution of the assets to the plan participants. At June 30, 2007, $0.3 million of the TEPPCO RCBP plan assets had not been distributed to plan participants. We do not expect to make further contributions to the TEPPCO RCBP in 2007.
          EPCO maintains a 401(k) plan for the benefit of employees providing services to us, and we reimburse EPCO for the cost of maintaining this plan in accordance with the ASA.
NOTE 5. FINANCIAL INSTRUMENTS – INTEREST RATE SWAPS
          In October 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes. Under the swap agreement, TE Products pays a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receives a fixed rate of interest of 7.51%. During the six months ended June 30, 2007 and 2006, we recognized reductions in interest expense of $0.6 million and $1.2 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarters ended June 30, 2007 and 2006, we reviewed the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair values of this interest rate swap were liabilities of approximately $9.3 million and $2.6 million at June 30, 2007 and December 31, 2006, respectively.
          During 2002, we entered into interest rate swap agreements, designated as fair value hedges, to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012. The swap agreements had a combined notional amount of $500.0 million and matured in 2012 to match the principal and maturity of the 7.625% Senior Notes. Under the swap agreements, we paid a floating rate of interest based on a U.S. Dollar LIBOR rate, plus a spread, and received a fixed rate of interest of 7.625%. These swap agreements were later terminated in 2002 resulting in gains of $44.9 million. The gains realized from the swap terminations have been deferred as adjustments to the carrying value of the 7.625% Senior Notes and are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the 7.625% Senior Notes. At June 30, 2007, the unamortized balance of the deferred gains was $25.6 million. In the event of early extinguishment of the 7.625% Senior Notes, any remaining unamortized gains would be recognized in the consolidated statement of income at the time of extinguishment.
          On January 20, 2006, we entered into interest rate swap agreements with a total notional amount of $200.0 million to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facility. These interest rate swaps mature in January 2008. Under the swap agreements, we pay a fixed rate of interest ranging from 4.67% to 4.695% and receive a floating rate based on a three-month U.S. Dollar LIBOR rate. In the third quarter of 2006, these swaps were designated as cash flow hedges. For the period from January 20, 2006 through the date these swaps were designated as cash flow hedges, changes in the fair value of the swaps were recognized in earnings, which resulted in a $2.2 million reduction to interest expense. While these interest rate swaps remain in effect, future changes in the fair value of the cash flow hedges, to the extent the swaps

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
are effective, will be recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At June 30, 2007 and December 31, 2006, the fair values of these interest rate swaps were assets of $1.0 million and $1.4 million, respectively. These interest rate swaps were de-designated as cash flow hedges on June 30, 2007.
          In October 2006 and February 2007, we executed a series of treasury rate lock agreements that extended through June 2007 for a notional amount totaling $300.0 million. These agreements, which were derivative instruments, were designated as cash flow hedges to offset our exposure to increases in the underlying U.S. Treasury benchmark rate that was used to establish the fixed interest rate for debt that we issued in May 2007. In May 2007, these treasury locks were terminated concurrent with the issuance of junior subordinated notes (see Note 11). The termination of the treasury locks resulted in gains of $1.4 million and was recorded in other comprehensive income. These gains are being amortized using the effective interest method as reductions to future interest expense over the fixed rate term of the junior subordinated notes, which is ten years. The weighted average rate under the treasury lock agreements was approximately 4.6%. The actual coupon rate of the debt issuance was comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium for our debt security. In the event of early extinguishment of the junior subordinated notes, any remaining unamortized gains would be recognized in the consolidated statement of income at the time of extinguishment.
          In June 2007, we executed a forward treasury rate lock agreement that extends through January 31, 2008 for a notional amount of $50.0 million. This agreement, which is a derivative instrument, has been designated as a cash flow hedge to offset our exposure to increases in the underlying U.S. Treasury benchmark rate that is expected to be used to establish the fixed interest rate for debt that we expect to incur in 2008. The rate under the treasury lock agreement was 5.112%. The actual coupon rate of the expected debt will be comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium at the date of issuance. At June 30, 2007, the fair value of the treasury lock was a liability of $0.2 million. To the extent effective, gains and losses on the value of the treasury lock will be deferred until the forecasted debt is issued and will be amortized to earnings over the life of the debt. No ineffectiveness was recognized as of June 30, 2007.
NOTE 6. INVENTORIES
          Inventories are valued at the lower of cost (based on weighted average cost method) or market. The costs of inventories did not exceed market values at June 30, 2007 and December 31, 2006. The major components of inventories were as follows:

	June 30,	December 31,
	2007	2006
Crude oil (1)	$64,110	$49,312
Refined products and LPGs (2)	14,403	7,636
Lubrication oils and specialty chemicals	7,836	7,500
Materials and supplies	6,760	7,029
Other	270	716

Total	$93,379	$72,193

(1)	At June 30, 2007 and December 31, 2006, the substantial majority of our crude oil inventory was subject to forward sales contracts.

(2)	Refined products and LPGs inventory is managed on a combined basis.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 7. PROPERTY, PLANT AND EQUIPMENT
          Major categories of property, plant and equipment at June 30, 2007 and December 31, 2006, were as follows:

	Estimated
	Useful Life		June 30,	December 31,
	In Years		2007	2006
Land and right of way	20-40		$134,273	$128,791
Line pipe and fittings	20-40		1,213,715	1,218,226
Storage tanks	20-40		210,191	196,306
Buildings and improvements	5-40	(1)	64,164	58,973
Machinery and equipment	5-40	(2)	381,943	346,868
Construction work in progress			241,987	202,820

Total property, plant and equipment			$2,246,273	$2,151,984
Less accumulated depreciation and amortization			542,676	509,889

Net property, plant and equipment			$1,703,597	$1,642,095

(1)	In general, the estimated useful lives of major components of this category are as follows: buildings, 20-40 years and leasehold improvements and other, 5-10 years.

(2)	In general, the estimated useful lives of major components of this category are as follows: pumping equipment, 20-30 years; other station equipment, 20-30 years; delivery facilities, 20-40 years; communication systems, 5-10 years; office furniture and equipment, 5-10 years; and vehicles and other work equipment, 5-10 years.
          Depreciation expense on property, plant and equipment was $20.0 million and $20.7 million for the three months ended June 30, 2007 and 2006, respectively, and $39.4 million and $41.4 million for the six months ended June 30, 2007 and 2006, respectively. We capitalized $6.8 million and $6.4 million of interest in connection with capital projects during the six months ended June 30, 2007 and 2006, respectively.
NOTE 8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
          We use the equity method of accounting to account for our investments in unconsolidated affiliates. These investments are identified below by reporting business segment (see Note 13 for a general discussion of our business segments). The following table presents our investments in unconsolidated affiliates as of June 30, 2007 and December 31, 2006:

	Ownership	Investments in unconsolidated
	Percentage at	affiliates at
	June 30,	June 30,	December 31,
	2007	2007	2006
Downstream Segment:
Centennial Pipeline LLC (“Centennial”)	50.0%	$80,687	$62,321
MB Storage (1)	—	—	85,626
Other	25.0%	383	369
Upstream Segment:
Seaway Crude Pipeline Company (“Seaway”)	50.0%	192,233	195,584
Midstream Segment:
Jonah Gas Gathering Company (“Jonah”)	95.3%	786,618	695,810

Total		$1,059,921	$1,039,710

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(1)	Refers to our ownership interests in Mont Belvieu Storage Partners, L.P. and Mont Belvieu Venture, LLC (collectively, “MB Storage”). On March 1, 2007, we sold our ownership interests in these entities.
          The following table summarizes equity earnings (losses) by business segment for the three months and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Equity earnings (losses):
Downstream Segment	$(3,879)	$(2,366)	$(5,366)	$(3,632)
Upstream Segment	1,448	5,040	3,237	7,295
Midstream Segment	21,665	—	37,926	—

Total equity earnings	$19,234	$2,674	$35,797	$3,663

Seaway
          Through one of our indirect wholly owned subsidiaries, we own a 50% ownership interest in Seaway. The remaining 50% interest is owned by ConocoPhillips. We operate and commercially manage the Seaway assets. Seaway owns pipelines that carry imported, offshore and domestic onshore crude oil from a marine terminal at Freeport, Texas, to Cushing, Oklahoma, and from a marine terminal at Texas City, Texas, to refineries in the Texas City and Houston, Texas, areas. The Seaway Crude Pipeline Company Partnership Agreement provides for varying participation ratios throughout the life of Seaway. Our sharing ratio (including the amount of distributions we receive) changed from 60% to 40% on March 12, 2006, and as such, our share of revenue and expense of Seaway was 47% for 2006. Thereafter, we receive 40% of revenue and expense (and distributions) of Seaway. During the six months ended June 30, 2007 and 2006, we received distributions from Seaway of $7.4 million and $8.5 million, respectively. During the six months ended June 30, 2007 and 2006, we did not invest any additional funds in Seaway.
Centennial
          TE Products owns a 50% ownership interest in Centennial, and Marathon Petroleum Company LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois. During the six months ended June 30, 2007, TE Products contributed $11.1 million to Centennial, of which $6.1 million was for contractual obligations that were created upon formation of Centennial and $5.0 million was for debt service requirements. During the six months ended June 30, 2006, TE Products contributed $2.5 million to Centennial. TE Products has received no cash distributions from Centennial since its formation.
MB Storage
          Through February 28, 2007, TE Products owned a 49.5% ownership interest in MB Storage and a 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage), and Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) owned the remaining interests. On March 1, 2007, TE Products sold its ownership interests in MB Storage and its general partner to Louis Dreyfus (see Note 9). MB Storage owns storage capacity at the Mont Belvieu fractionation and storage complex and a short haul transportation shuttle system that ties Mont Belvieu, Texas, to the upper Texas Gulf Coast energy marketplace. MB Storage is a service-oriented, fee-based venture serving the fractionation, refining and petrochemical industries with substantial capacity and flexibility for

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the transportation, terminaling and storage of NGLs, LPGs and refined products. TE Products operated the facilities for MB Storage through February 28, 2007.
          For the year ended December 31, 2006, TE Products received the first $1.7 million per quarter (or $6.78 million on an annual basis) of MB Storage’s income before depreciation expense, as defined in the Agreement of Limited Partnership of MB Storage. Any amount of MB Storage’s 2006 income before depreciation expense in excess of $6.78 million was allocated evenly between TE Products and Louis Dreyfus. Depreciation expense on assets each party originally contributed to MB Storage was allocated between TE Products and Louis Dreyfus based on the net book value of the assets contributed. Depreciation expense on assets constructed or acquired by MB Storage subsequent to formation was allocated evenly between TE Products and Louis Dreyfus. For the period from January 1, 2007 through February 28, 2007 and for the six months ended June 30, 2006, TE Products’ sharing ratio in the earnings of MB Storage was approximately 56.0% and 61.4%, respectively. During the period from January 1, 2007 through February 28, 2007, TE Products received distributions from MB Storage of $10.4 million, and made no contributions to MB Storage. During the six months ended June 30, 2006, TE Products received distributions from MB Storage of $7.8 million and contributed $1.7 million to MB Storage.
Jonah
          On August 1, 2006, Enterprise, through its affiliate, Enterprise Gas Processing, LLC, became our joint venture partner by acquiring an interest in Jonah, the partnership through which we have owned our interest in the Jonah system. Prior to entering into the Jonah joint venture, Enterprise had managed the construction of the Phase V expansion and funded the initial costs under a letter of intent we entered into in February 2006. In connection with the joint venture arrangement, we and Enterprise plan to continue the Phase V expansion, which is expected to increase the system capacity of the Jonah system from 1.5 billion cubic feet (“Bcf”) per day to approximately 2.3 Bcf per day and to significantly reduce system operating pressures, which is anticipated to lead to increased production rates and ultimate reserve recoveries. The first portion of the expansion, which is expected to increase the system gathering capacity to approximately 2.0 Bcf per day, was completed in July 2007. The second portion of the expansion is expected to be completed during the first quarter of 2008. We expect to reimburse Enterprise for our share of the Phase V expansion costs. To the extent the costs exceed an agreed upon base cost estimate of $415.2 million, we and Enterprise will each pay our respective ownership share (approximately 80% and 20%, respectively) of the expansion costs that exceed the agreed upon base cost estimate.
           Enterprise manages the Phase V construction project. From August 1, 2006, we and Enterprise have equally shared the costs of the Phase V expansion. Through June 30, 2007, we have reimbursed Enterprise $180.5 million for 50% of the Phase V cost incurred by it (including its cost of capital of $1.3 million). At June 30, 2007, we had a payable to Enterprise for costs incurred of $10.9 million. During the fourth quarter of 2006, certain sections of new Phase V expansion pipe were commissioned and placed in service. Since December 2006, Enterprise has shared in the incremental cash flow resulting from the operation of those new facilities. After subsequent construction milestones are achieved, we and Enterprise will share partnership cash distributions and earnings based on a formula that takes into account the capital contributions of the parties, including expenditures by us prior to the expansion. Based on this formula in the partnership agreement, we will ultimately retain ownership of an approximate 80% interest in Jonah, with Enterprise owning the remaining 20% and serving as operator, with further costs and cash distributions being allocated based on such ownership interests. At June 30, 2007, our ownership interest in Jonah and our sharing ratio in the earnings of Jonah was 95.3%. During the six months ended June 30, 2007, we received distributions from Jonah of $50.4 million, which included $11.6 million of distributions declared in 2006 and paid during the first quarter of 2007. During the six months ended June 30, 2007, we contributed $86.2 million to Jonah. The joint venture is governed by a management committee comprised of two representatives approved by Enterprise and two representatives approved by us, each with equal voting power. The formation of the joint venture was reviewed and recommended for approval by the ACG Committee.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Summarized Financial Information of Unconsolidated Affiliates
          Summarized combined income statement data by reporting segment for the three months and six months ended June 30, 2007 and 2006, is presented below (on a 100% basis):

	For the Three Months Ended
	June 30, 2007			June 30, 2006
		Operating	Net		Operating	Net
	Revenues	Income	Income (Loss)	Revenues	Income	Income (Loss)
Downstream Segment (1)	$11,735	$1,687	$(1,080)	$16,828	$1,268	$(1,550)
Upstream Segment	16,471	6,308	6,386	27,319	12,291	12,351
Midstream Segment (2)	46,399	23,531	23,872	—	—	—

	For the Six Months Ended
	June 30, 2007			June 30, 2006
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income (Loss)
Downstream Segment (1)	$28,150	$5,791	$273	$33,900	$4,237	$(1,258)
Upstream Segment	34,641	14,143	14,320	48,882	18,975	19,100
Midstream Segment (2)	102,923	43,543	44,041	—	—	—

(1)	On March 1, 2007, we sold our ownership interest in MB Storage to Louis Dreyfus.

(2)	Effective August 1, 2006, with the formation of a joint venture with Enterprise, Jonah was deconsolidated and has been subsequently accounted for as an equity investment.
          Summarized combined balance sheet information by reporting segment as of June 30, 2007 and December 31, 2006, is presented below:

	June 30, 2007
	Current	Noncurrent	Current		Noncurrent	Partners’
	Assets	Assets	Liabilities	Long-term Debt	Liabilities	Capital
Downstream Segment (1)	$16,787	$253,250	$16,637	$135,000	$7,179	$111,221
Upstream Segment	21,770	252,439	7,383	—	26	266,800
Midstream Segment	40,750	948,958	17,697	—	203	971,808

	December 31, 2006
	Current	Noncurrent	Current		Noncurrent	Partners’
	Assets	Assets	Liabilities	Long-term Debt	Liabilities	Capital
Downstream Segment	$36,735	$359,156	$40,959	$140,000	$5,971	$208,961
Upstream Segment	21,506	256,634	6,704	—	84	271,352
Midstream Segment	33,963	800,591	25,113	—	191	809,250

(1)	On March 1, 2007, we sold our ownership interest in MB Storage to Louis Dreyfus.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 9. DISPOSITIONS AND DISCONTINUED OPERATIONS
Dispositions
     MB Storage
          On March 1, 2007, TE Products sold its 49.5% ownership interest in MB Storage, its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) and other related assets to Louis Dreyfus for a total of approximately $156.1 million in cash, which includes approximately $18.5 million for other TE Products assets. This sale was in compliance with the October 2006 order and consent agreement with the Bureau of Competition of the Federal Trade Commission (“FTC”) and was completed in accordance with the terms and conditions approved by the FTC in February 2007. We expect to use the proceeds from the transaction to partially fund our 2007 portion of the Jonah Phase V expansion and other recently announced organic growth projects. We recognized gains of approximately $59.6 million and $13.2 million related to the sale of our equity interests and other related assets of TE Products, respectively, which are included in gain on sale of ownership interest in MB Storage and gain on the sale of assets, respectively, in our statements of consolidated income.
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

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          Condensed statements of income for the Pioneer plant, which is classified as discontinued operations, for the three months and six months ended June 30, 2006, are presented below:

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Operating revenues:
Sales of petroleum products	$18	$3,828
Other	11	932

Total operating revenues	29	4,760

Costs and expenses:
Purchases of petroleum products	139	3,000
Operating expense	—	182
Depreciation and amortization	—	51
Taxes – other than income taxes	—	30

Total costs and expenses	139	3,263

Income (loss) from discontinued operations	$(110)	$1,497

          Net cash provided by discontinued operations for the six months ended June 30, 2006, are presented below:

For the Six Months
Ended June 30,
2006
Cash flows from discontinued operations:
Net income	$19,369
Depreciation and amortization	51
Gain on sale of Pioneer plant	(17,872)
Increase in inventories	(27)

Net cash provided by discontinued operations	$1,521

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 10. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
          The following table reflects the components of intangible assets, including excess investments, being amortized at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Gathering and transportation agreements	$241,537	$(97,400)	$241,537	$(87,121)
Fractionation agreement	38,000	(17,575)	38,000	(16,625)
Other	14,810	(3,282)	12,310	(2,691)

Subtotal	294,347	(118,257)	291,847	(106,437)

Excess investments:
Centennial Pipeline LLC	33,390	(18,172)	33,390	(16,579)
Seaway Crude Pipeline Company	26,908	(4,793)	26,908	(4,450)
Jonah Gas Gathering Company	3,949	(33)	2,924	—

Subtotal	64,247	(22,998)	63,222	(21,029)

Total intangible assets	$358,594	$(141,255)	$355,069	$(127,466)

          SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. Amortization expense on intangible assets was $5.9 million and $8.0 million for the three months ended June 30, 2007 and 2006, respectively, and $11.8 million and $16.0 million for the six months ended June 30, 2007 and 2006, respectively. Amortization expense on excess investments included in equity earnings was $1.2 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively, and $2.0 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively.
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
          The following table sets forth the estimated amortization expense of intangible assets and the estimated amortization expense allocated to equity earnings for the years ending December 31:

	Intangible Assets	Excess Investments
2007	$23,426	$4,428
2008	21,164	4,546
2009	18,553	4,752
2010	18,534	3,546
2011	18,526	844
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
          The following table presents the carrying amount of goodwill at both June 30, 2007 and December 31, 2006, by business segment:

	Downstream	Midstream	Upstream	Segments
	Segment	Segment	Segment	Total
Goodwill	$1,339	$—	$14,167	$15,506

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 11. DEBT OBLIGATIONS
          The following table summarizes the principal amounts outstanding under all of our debt instruments at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Senior debt obligations:
Revolving Credit Facility, due December 2011	$200,000	$490,000
6.45% TE Products Senior Notes, due January 2008 (1)	179,983	179,968
7.625% Senior Notes, due February 2012	498,976	498,866
6.125% Senior Notes, due February 2013	199,202	199,130
7.51% TE Products Senior Notes, due January 2028	210,000	210,000

Total senior debt obligations	1,288,161	1,577,964

7.000% Junior Subordinated Notes, due June 2067	299,521	—

Total borrowings	1,587,682	1,577,964
Adjustment to carrying value associated with hedges of fair value swaps	16,298	25,323

Total Debt Instruments (1)	$1,603,980	$1,603,287

(1)	In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, long-term debt reflects the classification of short-term obligations at June 30, 2007 as long-term. With respect to the 6.45% TE Products Senior Notes due in January 2008, we have the ability to use available credit capacity under our Revolving Credit Facility to fund the repayment of these Senior Notes.
Revolving Credit Facility
          We have in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“Revolving Credit Facility”), which matures on December 13, 2011. We may request up to two one-year extensions of the maturity date, subject to lender approval and satisfaction of certain other conditions. Commitments under the credit facility may be increased up to a maximum of $850.0 million upon our request, subject to lender approval and the satisfaction of certain other conditions. The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. Financial covenants in the Revolving Credit Facility require that we maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the Revolving Credit Facility limit our ability to, among other things, incur additional indebtedness, make distributions in excess of Available Cash (see Note 12), incur liens, engage in specified transactions with affiliates and complete mergers, acquisitions and sales of assets. The credit agreement restricts the amount of outstanding debt of the Jonah joint venture to debt owing to the owners of its partnership interests and other third-party debt in the principal aggregate amount of $50.0 million and allows for the issuance of certain hybrid securities of up to 15% of our Consolidated Total Capitalization (as defined therein). In May 2007, we repaid approximately $295.0 million of the then outstanding balance of the Revolving Credit Facility with proceeds received from the issuance of junior subordinated notes. At June 30, 2007, $200.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.86%. At June 30, 2007, we were in compliance with the covenants of the Revolving Credit Facility.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
          The TE Products Senior Notes do not have sinking fund requirements. Interest on the TE Products Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The TE Products Senior Notes are unsecured obligations of TE Products and rank pari passu with all other unsecured and unsubordinated indebtedness of TE Products. The indenture governing the TE Products Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. At June 30, 2007, TE Products was in compliance with the covenants of the TE Products Senior Notes.
          On February 20, 2002, we issued $500.0 million principal amount of 7.625% Senior Notes due 2012. The 7.625% Senior Notes were issued at a discount of $2.2 million and are being accreted to their face value over the term of the notes. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing our 7.625% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. At June 30, 2007, we were in compliance with the covenants of these Senior Notes.
          On January 30, 2003, we issued $200.0 million principal amount of 6.125% Senior Notes due 2013. The 6.125% Senior Notes were issued at a discount of $1.4 million and are being accreted to their face value over the term of the notes. The Senior Notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indenture governing our 6.125% Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. At June 30, 2007, we were in compliance with the covenants of these Senior Notes.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Junior Subordinated Notes
          In May 2007, we issued and sold $300.0 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due June 1, 2067 (“Junior Subordinated Notes”). We used the proceeds from this subordinated debt to temporarily reduce borrowings outstanding under our Revolving Credit Facility and for general partnership purposes. Our payment obligations under the Junior Subordinated Notes are subordinated to all of our current and future senior indebtedness (as defined in the related indenture). TE Products, TEPPCO Midstream, TCTM and Val Verde (collectively, the “Subsidiary Guarantors”) have jointly and severally guaranteed, on a junior subordinated basis, payment of the principal of, premium, if any, and interest on the Junior Subordinated Notes.
          The indenture governing the Junior Subordinated Notes does not limit our ability to incur additional debt, including debt that ranks senior to or equally with the Junior Subordinated Notes. The indenture allows us to defer interest payments on one or more occasions for up to ten consecutive years, subject to certain conditions. The indenture also provides that during any period in which we defer interest payments on the Junior Subordinated Notes, subject to certain exceptions, (i) we cannot declare or make any distributions with respect to, or redeem, purchase or make a liquidation payment with respect to, any of our equity securities; (ii) neither we nor the Subsidiary Guarantors will make, and we and the Subsidiary Guarantors will cause our respective majority-owned subsidiaries not to make, any payment of interest, principal or premium, if any, on or repay, purchase or redeem any of our or the Subsidiary Guarantors’ debt securities (including securities similar to the Junior Subordinated Notes) that contractually rank equally with or junior to the Junior Subordinated Notes or the guarantees, as applicable; and (iii) neither we nor the Subsidiary Guarantors will make, and we and the Subsidiary Guarantors will cause our respective majority-owned subsidiaries not to make, any payments under a guarantee of debt securities (including under a guarantee of debt securities that are similar to the Junior Subordinated Notes) that contractually ranks equally with or junior to the Junior Subordinated Notes or the guarantees, as applicable.
          The Junior Subordinated Notes bear interest at a fixed annual rate of 7.000% from May 2007 to June 1, 2017, payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2007. After June 1, 2017, the Junior Subordinated Notes will bear interest at a variable annual rate equal to the 3-month LIBOR rate for the related interest period plus 2.7775%, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year commencing September 1, 2017. Interest payments may be deferred on a cumulative basis for up to ten consecutive years, subject to certain provisions. Deferred interest will accumulate additional interest at the then-prevailing interest rate on the Junior Subordinated Notes. The Junior Subordinated Notes mature in June 2067. The Junior Subordinated Notes are redeemable in whole or in part prior to June 1, 2017 for a “make-whole” redemption price and thereafter at a redemption price equal to 100% of their principal amount plus accrued interest. The Junior Subordinated Notes are also redeemable prior to June 1, 2017 in whole (but not in part) upon the occurrence of certain tax or rating agency events at specified redemption prices.
          In connection with the issuance of the Junior Subordinated Notes, we and our Subsidiary Guarantors entered into a replacement capital covenant in favor of holders of a designated series of senior long-term indebtedness (as provided in the underlying documents) pursuant to which we and our Subsidiary Guarantors agreed for the benefit of such debt holders that we would not redeem or repurchase or otherwise satisfy, discharge or defease any of the Junior Subordinated Notes on or before June 1, 2037, unless, subject to certain limitations, during the 180 days prior to the date of that redemption, repurchase, defeasance or purchase, we have or one of our subsidiaries has received a specified amount of proceeds from the sale of qualifying securities that have characteristics that are the same as, or more equity-like than, the applicable characteristics of the Junior Subordinated Notes. The replacement capital covenant is not a term of the indenture or the Junior Subordinated Notes.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Fair Values
          The following table summarizes the estimated fair values of the Senior Notes and Junior Subordinated Notes at June 30, 2007 and December 31, 2006:

		Fair Value
		June 30,	December 31,
	Face Value	2007	2006
6.45% TE Products Senior Notes, due January 2008	$180,000	$180,630	$181,641
7.625% Senior Notes, due February 2012	500,000	532,902	537,067
6.125% Senior Notes, due February 2013	200,000	199,697	201,610
7.51% TE Products Senior Notes, due January 2028	210,000	218,762	221,471
7.000% Junior Subordinated Notes, due June 2067	300,000	286,045	—
          We have entered into interest rate swap agreements to hedge our exposure to changes in the fair value on a portion of the debt obligations discussed above (see Note 5).
Letter of Credit
          At June 30, 2007, we had outstanding a $15.3 million standby letter of credit in connection with crude oil purchased during the second quarter of 2007. The payable related to these purchases of crude oil is expected to be paid during the third quarter of 2007.
NOTE 12. PARTNERS’ CAPITAL AND DISTRIBUTIONS
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

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          The following table reflects the allocation of total distributions paid during the six months ended June 30, 2007 and 2006. The amounts for the six months ended June 30, 2007 take into account our issuance of 5.75 million Units in July 2006.

	For the Six Months Ended
	June 30,
	2007	2006
Limited Partner Units (1)	$122,135	$94,451
General Partner Ownership Interest	2,493	1,928
General Partner Incentive	21,348	37,406

Total Cash Distributions Paid	$145,976	$133,785

Total Cash Distributions Paid Per Unit	$1.360	$1.350

(1)	The 2007 amount includes $19.2 million of distributions paid to affiliates of our General Partner in respect of the 14.1 million Units we issued in December 2006.
          On August 7, 2007, we will pay a cash distribution of $0.685 per Unit for the quarter ended June 30, 2007. The second quarter 2007 cash distribution will total approximately $73.6 million.
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
          A maximum of 1,000,000 Units may be delivered under the Unit Purchase Plan (subject to adjustment as provided in the plan). Units to be delivered under the plan may be acquired by the custodian of the plan in the open market or directly from us, EPCO, any of EPCO’s affiliates or any other person; however, it is generally intended that Units are to be acquired from us. Eligible employees may elect to have a designated whole percentage (ranging from 1% to 10%) of their eligible compensation for each pay period withheld for the purchase of Units under the plan. EPCO and its affiliated employers will periodically remit to the custodian the withheld amounts, together with an additional amount by which EPCO will bear approximately 10% of the cost of the Units for the benefit of the participants. Unit purchases will be made following three month purchase periods over which the withheld amounts are to be accumulated. We reimburse EPCO for all such costs allocated to employees who work in our business.
          The plan is administered by a committee appointed by the Chairman or Vice Chairman of EPCO. The Unit Purchase Plan may be amended or terminated at any time by the board of directors of EPCO, or the Chairman of the Board or Vice Chairman of the Board of EPCO; however, any material amendment, such as a material increase in the number of Units available under the plan or an increase in the employee discount amount, would also require the approval of at least 50% of our unitholders. The Unit Purchase Plan is effective until December 8, 2016, or, if earlier, at the time that all available Units under the plan have been purchased on behalf of the participants or the time of termination of the plan by EPCO or the Chairman or Vice Chairman of EPCO. As of June 30, 2007, no Units have been issued to employees under this plan.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
General Partner’s Interest
          At June 30, 2007 and December 31, 2006, we had deficit balances of $78.9 million and $85.7 million, respectively, in our General Partner’s equity account. These negative balances do not represent assets to us and do not represent obligations of the General Partner to contribute cash or other property to us. The General Partner’s equity account generally consists of its cumulative share of our net income less cash distributions made to it plus capital contributions that it has made to us (see our Statement of Consolidated Partners’ Capital for a detail of the General Partner’s equity account). For the six months ended June 30, 2007, our General Partner was allocated $30.5 million (representing 16.4%) of our net income and received $23.8 million in cash distributions.
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
          Cash distributions that we make during a period may exceed our net income for the period. We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its reasonable discretion. Cash distributions in excess of net income allocations and capital contributions during previous years, resulted in a deficit in the General Partner’s equity account at December 31, 2006 and June 30, 2007. Future cash distributions that exceed net income will result in an increase in the deficit balance in the General Partner’s equity account.
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
Accumulated Other Comprehensive Income
          SFAS No. 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, gains or losses associated with pension or other postretirement benefits, prior service costs or credits associated with pension or other postretirement benefits, transition assets or obligations associated with pension or other postretirement benefits and unrealized gains and losses on certain investments in debt and equity securities to be reported in a financial statement. As of and for the six months ended June 30, 2007, the components of accumulated other comprehensive income reflected on our consolidated balance sheet was composed of crude oil hedges, interest rate swaps and unrecognized losses associated with the TEPPCO RCBP. The series of crude oil hedges have forward positions throughout 2007 and 2008, the last of which ends in January 2009. While the crude oil hedges are in effect, changes in their fair values, to the extent the hedges are effective, are recognized in accumulated other comprehensive income until they are recognized in net income in future periods. The interest

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
rate swaps mature in January 2008, are related to our variable rate Revolving Credit Facility and are designated as cash flow hedges beginning in the third quarter of 2006. These interest rate swaps were de-designated as cash flow hedges on June 30, 2007 (see Note 5).
          The accumulated balance of other comprehensive income related to our cash flow hedges and unrecognized losses associated with our pension benefits is as follows:

Balance at December 31, 2006	$426
Changes in fair values of interest rate cash flow hedges	1,512
Changes in fair values of crude oil cash flow hedges	(153)
Pension benefit SFAS No. 158 adjustment	(34)

Balance at June 30, 2007	$1,751

NOTE 13. BUSINESS SEGMENTS
          We have three reporting segments:
•	Our Downstream Segment, which is engaged in the transportation, marketing and storage of refined products, LPGs and petrochemicals;

•	Our Upstream Segment, which is engaged in the gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals; and

•	Our Midstream Segment, which is engaged in the gathering of natural gas, fractionation of NGLs and transportation of NGLs.
          The amounts indicated below as “Partnership and Other” relate primarily to intersegment eliminations and assets that we hold that have not been allocated to any of our reporting segments.
          Our Downstream Segment revenues are earned from transportation, marketing and storage of refined products and LPGs, intrastate transportation of petrochemicals, sale of product inventory and other ancillary services. We generally realize higher revenues in the Downstream Segment during the first and fourth quarters of each year since these operations are somewhat seasonal. Refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons. LPGs volumes are generally higher from November through March due to higher demand for propane, a major fuel for residential heating. The two largest operating expense items of the Downstream Segment are labor and electric power. Our Downstream Segment also includes the results of operations of the northern portion of the Dean Pipeline, which transports refinery grade propylene from Mont Belvieu to Point Comfort, Texas. Our Downstream Segment also includes our equity investments in MB Storage, which we sold on March 1, 2007 (see Note 9), and in Centennial (see Note 8).
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

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Oklahoma, a crude oil distribution point for the central United States, and to refineries in the Texas City and Houston areas.
          Our Midstream Segment revenues are earned from the gathering of coal bed methane and conventional natural gas in the San Juan Basin in New Mexico and Colorado, through Val Verde; transportation of NGLs from two trunkline NGL pipelines in South Texas, two NGL pipelines in East Texas and a pipeline system (Chaparral) from West Texas and New Mexico to Mont Belvieu; and the fractionation of NGLs in Colorado. Our Midstream Segment also includes our equity investment in Jonah (see Note 8). Jonah, which is a joint venture between us and an affiliate of Enterprise, owns a natural gas gathering system in the Green River Basin in southwestern Wyoming. Prior to August 1, 2006, when Jonah was wholly-owned by us, operating results for Jonah were included in the consolidated Midstream Segment operating results. Effective August 1, 2006, we entered into the joint venture with Enterprise’s affiliate, upon which Jonah was deconsolidated, and its operating results since August 1, 2006, have been accounted for under the equity method of accounting. Operating results of the Pioneer plant, which we sold to an Enterprise affiliate in March 2006, are shown as discontinued operations for the three months and six months ended June 30, 2006.
          The tables below include financial information by reporting segment for the three months and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30, 2007
	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated
Sales of petroleum products	$9,403	$1,923,865	$—	$1,933,268	$(164)	$1,933,104
Operating revenues	73,777	12,121	30,434	116,332	—	116,332
Purchases of petroleum products	9,311	1,892,878	—	1,902,189	(1,245)	1,900,944
Operating expenses, including power and taxes – other than income taxes	36,955	16,449	10,316	63,720	1	63,721
General and administrative expenses	4,244	1,770	2,150	8,164	—	8,164
Depreciation and amortization expense	11,724	4,148	10,008	25,880	—	25,880
Gains on sales of assets	—	(2)	—	(2)	—	(2)

Operating income	20,946	20,743	7,960	49,649	1,080	50,729
Gain on sale of ownership interest in MB Storage	(189)	—	—	(189)	—	(189)
Equity (losses) earnings	(3,879)	1,448	22,745	20,314	(1,080)	19,234
Interest income	229	50	166	445	—	445
Other income (expense), net	529	7	(1)	535	—	535

Earnings before interest expense, provision for income taxes and discontinued operations	$17,636	$22,248	$30,870	$70,754	$—	$70,754

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months Ended June 30, 2006
	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated
Sales of petroleum products	$—	$2,273,878	$13,776	$2,287,654	$(388)	$2,287,266
Operating revenues	69,333	13,134	56,569	139,036	(1,250)	137,786
Purchases of petroleum products	—	2,243,143	12,949	2,256,092	(1,336)	2,254,756
Operating expenses, including power and taxes – other than income taxes	37,743	18,160	18,709	74,612	(302)	74,310
General and administrative expenses	4,701	1,870	2,587	9,158	—	9,158
Depreciation and amortization expense	10,133	3,494	15,049	28,676	—	28,676
Gains on sales of assets	(18)	—	—	(18)	—	(18)

Operating income	16,774	20,345	21,051	58,170	—	58,170
Equity (losses) earnings	(2,366)	5,040	—	2,674	—	2,674
Interest income	145	—	39	184	—	184
Other income, net	40	225	5	270	—	270

Earnings before interest expense, provision for income taxes and discontinued operations	$14,593	$25,610	$21,095	$61,298	$—	$61,298

	For the Six Months Ended June 30, 2007
	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated
Sales of petroleum products	$18,779	$3,764,896	$—	$3,783,675	$(443)	$3,783,232
Operating revenues	159,319	25,507	59,807	244,633	—	244,633
Purchases of petroleum products	18,705	3,700,044	—	3,718,749	(3,811)	3,714,938
Operating expenses, including power and taxes – other than income taxes	71,978	35,487	22,019	129,484	(80)	129,404
General and administrative expenses	8,319	3,598	4,845	16,762	—	16,762
Depreciation and amortization expense	22,860	8,216	20,173	51,249	—	51,249
Gains on sales of assets	(18,651)	—	—	(18,651)	—	(18,651)

Operating income	74,887	43,058	12,770	130,715	3,448	134,163
Gain on sale of ownership interest in MB Storage	59,648	—	—	59,648	—	59,648
Equity (losses) earnings	(5,366)	3,237	41,374	39,245	(3,448)	35,797
Interest income	431	79	277	787	—	787
Other income, net	758	21	—	779	—	779

Earnings before interest expense, provision for income taxes and discontinued operations	$130,358	$46,395	$54,421	$231,174	$—	$231,174

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Six Months Ended June 30, 2006
	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated
Sales of petroleum products (1)	$—	$4,674,314	$13,776	$4,688,090	$(4,478)	$4,683,612
Operating revenues	143,400	24,280	112,946	280,626	(2,817)	277,809
Purchases of petroleum products (1)	—	4,619,539	12,949	4,632,488	(6,692)	4,625,796
Operating expenses, including power and taxes – other than income taxes	73,145	34,962	32,917	141,024	(603)	140,421
General and administrative expenses	9,795	3,677	4,887	18,359	—	18,359
Depreciation and amortization expense	20,430	6,765	30,238	57,433	—	57,433
Gains on sales of assets	(25)	—	(1,371)	(1,396)	—	(1,396)

Operating income	40,055	33,651	47,102	120,808	—	120,808
Equity (losses) earnings	(3,632)	7,295	—	3,663	—	3,663
Interest income	541	—	115	656	—	656
Other income, net	423	269	5	697	—	697

Earnings before interest expense, provision for income taxes and discontinued operations	$37,387	$41,215	$47,222	$125,824	$—	$125,824

(1)	Effective April 1, 2006, we adopted EITF 04-13, which resulted in the netting of certain sales and purchases of petroleum products transactions. The period from January 1, 2006 through March 31, 2006 was not adjusted for the adoption of EITF 04-13, as retroactive restatement was not permitted, which impacts comparability.
          The following table provides the total assets, capital expenditures and significant non-cash investing activities for each segment as of and for the periods ended June 30, 2007 and December 31, 2006:

	Downstream	Upstream	Midstream	Segments	Partnership
	Segment	Segment	Segment	Total	and Other	Consolidated
June 30, 2007:
Total assets	$1,160,615	$1,610,082	$1,418,612	$4,189,309	$(81,313)	$4,107,996
Capital expenditures	72,285	32,616	3,963	108,864	1,012	109,876
Non-cash investing activities	—	—	10,864	10,864	—	10,864

December 31, 2006:
Total assets	$1,160,929	$1,504,699	$1,335,502	$4,001,130	$(79,038)	$3,922,092
Capital expenditures	75,344	48,351	42,929	166,624	3,422	170,046
Non-cash investing activities	—	—	581,341	581,341	—	581,341

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          The following table reconciles the segment data from the tables above to consolidated net income for the three months and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Earnings before interest expense, provision for income taxes and discontinued operations	$70,754	$61,298	$231,174	$125,824
Interest expense – net	(22,785)	(19,198)	(44,996)	(40,341)

Income before provision for income taxes	47,969	42,100	186,178	85,483
Provision for income taxes	209	514	227	514

Income from continuing operations	47,760	41,586	185,951	84,969
Discontinued operations	—	(122)	—	19,369

Net income	$47,760	$41,464	$185,951	$104,338

NOTE 14. RELATED PARTY TRANSACTIONS The following table summarizes the related party transactions for the three months and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues from EPCO and affiliates:
Sales of petroleum products (1)	$29	$2,048	$105	$2,069
Transportation – NGLs (2)	3,206	2,907	6,015	4,619
Transportation – LPGs (3)	667	632	2,273	2,355
Transportation – Refined products (4)	44	—	44	—
Other operating revenues (5)	901	171	1,207	209
Revenues from unconsolidated affiliates:
Other operating revenues (6)	75	84	109	169
Costs and Expenses from EPCO and affiliates (7):
Purchases of petroleum products (8)	11,097	13,531	23,244	21,629
Operating expense (9)	24,466	27,811	48,764	52,164
General and administrative	6,044	7,109	12,409	12,105
Costs and Expenses from unconsolidated affiliates:
Purchases of petroleum products (10)	—	573	—	1,061
Operating expense (11)	2,992	914	3,662	1,876

(1)	Includes sales of Lubrication Services, LLC (“LSI”) to various EPCO affiliates.

(2)	Includes revenues from NGL transportation on the Chaparral and Panola NGL pipelines.

(3)	Includes revenues from LPG transportation on the TE Products pipeline.

(4)	Includes revenues from refined products transportation from affiliates of Energy Transfer Equity L.P.

(5)	Includes other operating revenues on the TE Products pipeline.

(6)	Includes management fees and rental revenues.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(7)	Includes payroll, payroll related expenses, administrative expenses, including reimbursements related to employee benefits and employee benefit plans, incurred in managing us and our subsidiaries in accordance with the ASA, rent expense, trucking services expense and other operating expenses.

(8)	Includes TCO purchases of condensate for the three months ended June 30, 2007 and 2006 of $7.4 million and $10.6 million, respectively, and for the six months ended June 30, 2007 and 2006 of $15.7 million and $16.3 million, respectively.

(9)	Includes insurance expense for the three months ended June 30, 2007 and 2006, related to premiums paid by EPCO of $3.6 million and $4.4 million, respectively, and for the six months ended June 30, 2007 and 2006 of $8.8 million and $7.1 million, respectively. The majority of our insurance coverage, including property, liability, business interruption, auto and directors and officers’ liability insurance, was obtained through EPCO.

(10)	Includes pipeline transportation expense.

(11)	Includes rental expense and other operating expense.
          The following table summarizes the related party balances at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Accounts receivable, related parties (1)	$1,974	$11,788
Gas imbalance receivable	—	1,278
Insurance reimbursement receivable	1,426	1,426
Accounts payable, related parties (2)	67,027	34,461
Deferred revenue, related parties	—	252
Other liabilities, related party (3)	—	1,814

(1)	Relates to sales and transportation services provided to EPCO and affiliates and direct payroll, payroll related costs and other operational charges to unconsolidated affiliates.

(2)	Relates to direct payroll, payroll related costs and other operational related charges from EPCO and affiliates, transportation and other services provided by unconsolidated affiliates and advances from Seaway for operating expenses.

(3)	Relates to our share of EPCO’s Oil Insurance Limited insurance program retrospective premiums obligation.
Relationship with EPCO and Affiliates
          We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities:
•	EPCO and its consolidated private company subsidiaries;

•	Texas Eastern Products Pipeline Company, LLC, our General Partner;

•	Enterprise GP Holdings, which owns and controls our General Partner;

•	Enterprise Products Partners L.P., which is controlled by affiliates of EPCO, including Enterprise GP Holdings;

•	Duncan Energy Partners L.P., which is controlled by affiliates of EPCO; and

•	Enterprise Gas Processing LLC, which is controlled by affiliates of EPCO and is our joint venture partner in Jonah.
          EPCO, a private company controlled by Dan L. Duncan, is an affiliate of Enterprise GP Holdings, which owns and controls our General Partner. Enterprise GP Holdings owns all of the membership interests of our

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
General Partner. The principal business activity of our General Partner is to act as our managing partner. The executive officers of our General Partner are employees of EPCO (see Note 1).
          We and our General Partner are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates. We paid cash distributions of $23.8 million and $39.3 million during the six months ended June 30, 2007 and 2006, respectively, to our General Partner.
          The limited partner interests in us that are owned or controlled by EPCO and its affiliates, other than those interests owned by Dan Duncan LLC and certain trusts affiliated with Dan L. Duncan, are pledged as security under the credit facility of an affiliate of EPCO. This credit facility contains customary and other events of default relating to EPCO and certain affiliates, including Enterprise GP Holdings, Enterprise and us. All of the membership interests in our General Partner and the limited partner interests in us that are owned or controlled by Enterprise GP Holdings are pledged as security under its credit facility.
          Unless noted otherwise, our agreements with EPCO or its affiliates are not the result of arm’s length transactions. As a result, we cannot provide assurance that the terms and provisions of such agreements are at least as favorable to us as we could have obtained from unaffiliated third parties.
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
     Jonah Joint Venture
          On August 1, 2006, Enterprise (through an affiliate) became our joint venture partner by acquiring an interest in Jonah, the partnership through which we have owned our interest in the Jonah system. Through June 30, 2007, we have reimbursed Enterprise $180.5 million for 50% of the Phase V cost incurred by it (including its cost of capital of $1.3 million). At June 30, 2007, we had a payable to Enterprise for costs incurred of $10.9 million (see Note 8). At June 30, 2007, we had a receivable from Jonah of $1.5 million for operating expenses.
          In conjunction with the formation of the joint venture, we have agreed to indemnify Enterprise from any and all losses, claims, demands, suits, liability, costs and expenses arising out of or related to breaches of our representations, warranties, or covenants related to the formation of the Jonah joint venture, Jonah’s ownership or operation of the Jonah system prior

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     Sale of General Partner to Enterprise GP Holdings
          On May 7, 2007, all of the membership interests in our General Partner, together with 4,400,000 of our Units, were sold by DFI to Enterprise GP Holdings, a publicly traded partnership also controlled indirectly by EPCO. Mr. Duncan and his affiliates, including EPCO, Enterprise GP Holdings and Dan Duncan LLC, a privately held company controlled by him, control us, our General Partner and Enterprise and its affiliates, including Duncan Energy Partners L.P. As of May 7, 2007, Enterprise GP Holdings owns and controls the 2% general partner interest in us and has the right (through its 100% ownership of our General Partner) to receive the incentive distribution rights associated with the general partner interest. Enterprise GP Holdings, DFI and other entities controlled by Mr. Duncan own 16,691,550 of our Units.
     Other Transactions
          On January 23, 2007, we sold a 10-mile, 18-inch segment of pipeline to an affiliate of Enterprise for approximately $8.0 million. These assets were part of our Downstream Segment and had a net book value of approximately $2.5 million. The sales proceeds were used to fund construction of a replacement pipeline in the area, in which the new pipeline provides greater operational capability and flexibility. We recognized a gain of approximately $5.5 million on this transaction (see Note 9).
          In June 2007, we purchased 300,000 barrels of propane linefill from an affiliate of Enterprise for approximately $14.4 million.
Relationship with Energy Transfer Equity
          In May 2007, Enterprise GP Holdings acquired non-controlling ownership interests in Energy Transfer Equity, L.P. (“Energy Transfer Equity”) and LE GP, LLC (“ETE GP”), the general partner of Energy Transfer Equity. Following the transaction, Enterprise GP Holdings owns approximately 34.9% of the membership interests in ETE GP and 38,976,090 common units of Energy Tranfer Equity representing approximately 17.6% of the outstanding limited partner interests in Energy Transfer Equity. Additionally, Enterprise GP Holdings acquired all of the membership interests in our General Partner and 4,400,000 of our Units (see Note 1). As a result of these transactions, ETE GP and Energy Transfer Equity have become related parties to us. For the two months ended June 30, 2007, we recorded a nominal amount (less than $0.1 million) of revenue from a monthly storage contract with one of Energy Transfer Equity’s subsidiaries and did not incur any operating costs or expenses.
Relationship with Unconsolidated Affiliates
          Our significant related party revenues and expense transactions with unconsolidated affiliates consist of management, rental and other revenues, transportation expense related to the transportation of crude oil on Seaway and rental expense related to the lease of pipeline capacity on Centennial. For additional information regarding our unconsolidated affiliates, see Note 8.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 15. EARNINGS PER UNIT
          Basic earnings per Unit is computed by dividing net income or loss allocated to limited partner interest by the weighted average number of distribution-bearing Units outstanding during a period. The amount of net income allocated to limited partner interest is derived by subtracting our General Partner’s share of the net income from total net income. Diluted earnings per Unit is computed by dividing net income or loss allocated to limited partner interests by the sum of (i) the weighted-average number of distribution-bearing Units outstanding during a period (as used in determining basic earnings per Unit); and (ii) the number of incremental Units resulting from the assumed exercise of dilutive unit options outstanding during a period (the “incremental option units”).
          In a period of net operating losses, restricted units and incremental option units are excluded from the calculation of diluted earnings per Unit due to their antidilutive effect. The dilutive incremental option units are calculated using the treasury stock method, which assumes that proceeds from the exercise of all in-the-money options at the end of each period are used to repurchase Units at an average market value during the period. The amount of Units remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.
          In May 2007, we granted 155,000 Unit options to our employees (see Note 3). These Unit options were excluded from the computation of diluted earnings per Unit due to their antidilutive effect as they represent Unit options with an exercise price greater than the average market price of a Unit for the period.
          The following table shows the computation of basic and diluted earnings per Unit for the three months and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income from continuing operations	$47,760	$41,586	$185,951	$84,969
Discontinued operations	—	(122)	—	19,369

Net income	47,760	41,464	185,951	104,338
General Partner interest in net income	16.4%	29.4%	16.4%	29.4%
Earnings allocated to General Partner:
Income from continuing operations	$7,834	$12,226	$30,501	$24,981
Discontinued operations	—	(36)	—	5,695

Net income allocated	7,834	12,190	30,501	30,676

BASIC EARNINGS PER UNIT:
Numerator:
Income from continuing operations	$39,926	$29,360	$155,450	$59,988
Discontinued operations	—	(86)	—	13,674

Limited partners’ interest in net income	$39,926	$29,274	$155,450	$73,662

Denominator:
Units	89,805	69,964	89,805	69,964
Time-vested restricted Units	27	—	14	—

Total Weighted average Units outstanding	89,832	69,964	89,819	69,964

Basic earnings per Unit:
Income from continuing operations	$0.44	$0.42	$1.73	$0.85
Discontinued operations	—	—	—	0.20

Limited partners’ interest in net income	$0.44	$0.42	$1.73	$1.05

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
DILUTED EARNINGS PER UNIT:
Numerator:
Income from continuing operations	$39,926	$29,360	$155,450	$59,988
Discontinued operations	—	(86)	—	13,674

Limited partners’ interest in net income	$39,926	$29,274	$155,450	$73,662

Denominator:
Units	89,805	69,964	89,805	69,964
Time-vested restricted Units	27	—	14	—
Incremental option units	—	—	—	—

Total Weighted average Units outstanding	89,832	69,964	89,819	69,964

Diluted earnings per Unit:
Income from continuing operations	$0.44	$0.42	$1.73	$0.85
Discontinued operations	—	—	—	0.20

Limited partners’ interest in net income	$0.44	$0.42	$1.73	$1.05

          Our General Partner’s percentage interest in our net income increases as cash distributions paid per Unit increase, in accordance with our Partnership Agreement. At June 30, 2007 and 2006, we had outstanding 89,867,229 and 69,963,554 Units, respectively.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation
          In the fall of 1999, the General Partner and TE Products were named as defendants in a lawsuit in Jackson County Circuit Court, Jackson County, Indiana, styled Ryan E. McCleery and Marcia S. McCleery, et al. and Michael and Linda Robson, et al. v. Texas Eastern Corporation, et al. In the lawsuit, the plaintiffs contend, among other things, that we and other defendants stored and disposed of toxic and hazardous substances and hazardous wastes in a manner that caused the materials to be released into the air, soil and water. They further contend that the release caused damages to the plaintiffs. In their complaint, the plaintiffs allege strict liability for both personal injury and property damage together with gross negligence, continuing nuisance, trespass, criminal mischief and loss of consortium. The plaintiffs are seeking compensatory, punitive and treble damages. On March 18, 2005, we entered into Release and Settlement Agreements with the McCleery plaintiffs dismissing all of these plaintiffs’ claims on terms that did not have a material adverse effect on our financial position, results of operations or cash flows. Although we did not settle with all plaintiffs and we therefore remain named parties in the Michael and Linda Robson, et al. v. Texas Eastern Corporation, et al. action, a co-defendant has agreed, by Cooperative Defense Agreement, to fund the defense. In a trial verdict rendered April 26, 2007, the plaintiffs in this case were awarded no damages from TE Products, and $0.2 million from the co-defendant. Consequently, the settlement of these claims did not have a material adverse effect on our financial position, results of operations or cash flows.
          On December 21, 2001, TE Products was named as a defendant in a lawsuit in the 10th Judicial District, Natchitoches Parish, Louisiana, styled Rebecca L. Grisham et al. v. TE Products Pipeline Company, Limited

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
          On September 18, 2006, Peter Brinckerhoff, a purported unitholder of TEPPCO, filed a complaint in the Court of Chancery of New Castle County in the State of Delaware, in his individual capacity, as a putative class action on behalf of our other unitholders, and derivatively on our behalf, concerning proposals made to our unitholders in our definitive proxy statement filed with the SEC on September 11, 2006 (“Proxy Statement”) and other transactions involving us and Enterprise or its affiliates. Mr. Brinckerhoff filed an amended complaint on July 12, 2007. The amended complaint names as defendants the General Partner; the Board of Directors of the General Partner; EPCO; Enterprise and certain of its affiliates and Dan L. Duncan. We are named as a nominal defendant.
          The amended complaint alleges, among other things, that certain of the transactions adopted at a special meeting of our unitholders on December 8, 2006, including a reduction of the General Partner’s maximum percentage interest in our distributions in exchange for Units (the “Issuance Proposal”), were unfair to our unitholders and constituted a breach by the defendants of fiduciary duties owed to our unitholders and that the Proxy Statement failed to provide our unitholders with all material facts necessary for them to make an informed decision whether to vote in favor of or against the proposals. The amended complaint further alleges that, since Mr. Duncan acquired control of the General Partner in 2005, the defendants, in breach of their fiduciary duties to us and our unitholders, have caused us to enter into certain transactions with Enterprise or its affiliates that were unfair to us or otherwise unfairly favored Enterprise or its affiliates over us. The amended complaint alleges that such transactions include the Jonah joint venture entered into by us and an Enterprise affiliate in August 2006 (citing the fact that our ACG Committee did not obtain a fairness opinion from an independent investment banking firm in approving the transaction), and the sale by us to an Enterprise affiliate of the Pioneer plant in March 2006. As more fully described in the Proxy Statement, the ACG Committee recommended the Issuance Proposal for approval by the Board of Directors of the General Partner. The amended complaint also alleges that Richard S. Snell, Michael B. Bracy and Murray H. Hutchison, constituting the three members of the ACG Committee, cannot be considered independent because of their alleged ownership of securities in Enterprise and its affiliates and/or their relationships with Mr. Duncan.
          The amended complaint seeks relief (i) awarding damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the complaint; (ii) rescinding all actions taken pursuant to the Proxy vote and (iii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
          We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations, and that the cost of compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial position. We cannot ensure, however, that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and cash flows. At June 30, 2007 and December 31, 2006, we have an accrued liability of $2.0 million and $1.8 million, respectively, related to sites requiring environmental remediation activities.
          In 1999, our Arcadia, Louisiana, facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of environmental contamination. Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility. This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility. At June 30, 2007, we have an accrued liability of $0.1 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.
          On July 27, 2004, we received notice from the United States Department of Justice (“DOJ”) of its intent to seek a civil penalty against us related to our November 21, 2001, release of approximately 2,575 barrels of jet fuel from our 14-inch diameter pipeline located in Orange County, Texas. The DOJ, at the request of the Environmental Protection Agency, is seeking a civil penalty against us for alleged violations of the Clean Water Act (“CWA”) arising out of this release, as well as three smaller spills at other locations in 2004 and 2005. We have agreed with

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the DOJ on a proposed penalty of $2.9 million, along with our commitment to implement additional spill prevention measures, and expect to finalize the settlement by the end of 2007. We do not expect this settlement to have a material adverse effect on our financial position, results of operations or cash flows.
          One of the spills encompassed in our current settlement discussion with the DOJ involved a 37,450-gallon release from Seaway on May 13, 2005 at Colbert, Oklahoma. This release was remediated under the supervision of the Oklahoma Corporation Commission, but resulted in claims by neighboring landowners that have been settled for approximately $0.7 million. In addition, the release resulted in a Corrective Action Order by the U.S. Department of Transportation. Among other requirements of this Order, we were required to reduce the operating pressure of Seaway by 20% until completion of required corrective actions. The corrective actions were completed and on June 1, 2006, we increased the operating pressure of Seaway back to 100%. We have a 50% ownership interest in Seaway, and any settlement should be covered by our insurance. We do not expect the settlement of the Colbert release to have a material adverse effect on our financial position, results of operations or cash flows.
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

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
Contractual Obligations
          In May 2007, we issued $300.0 million of Junior Subordinated Notes due June 2067 (see Note 11). Other than the issuance of the Junior Subordinated Notes, there have been no significant changes in our schedule of maturities of long-term debt or other contractual obligations since the year ended December 31, 2006.
          The following table summarizes our maturities of long-term debt obligations at June 30, 2007. A description of this long-term debt follows (in millions):

	Payment or Settlement due by Period
	Total	2007	2008	2009	2010	2011	Thereafter

Maturities of long-term debt(1)(2)	$1,590.0	$—	$—	$—	$—	$200.0	$1,390.0

(1)	We have long-term payment obligations under our Revolving Credit Facility, our Senior Notes and our Junior Subordinated Notes. Amounts shown in the table represent our scheduled future maturities of long-term debt principal for the periods indicated (see Note 11 for additional information regarding our consolidated debt obligations).

(2)	In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, we have classified our 6.45% TE Products Senior Notes due in January 2008 as long-term (see Note 11 for additional information).
Other
          Centennial entered into credit facilities totaling $150.0 million, and at June 30, 2007, $140.0 million was outstanding under those credit facilities and expires 2024. In April 2007, $10.0 million matured and was repaid by Centennial. TE Products and Marathon have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for TE Products and Marathon is $70.0 million each at June 30, 2007. Provisions included in the $140.0 million Centennial credit facility required that certain financial metrics be achieved and for the guarantees to be removed by May 2007. These metrics were not achieved, and the provisions of the Centennial debt agreements were amended in May 2007 to require the guarantees to remain throughout the life of the debt. As a result of the guarantee, TE Products recorded an obligation of $9.9 million, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee.
          TE Products, Marathon and Centennial have entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event. There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each. As a result of the catastrophic event guarantee, TE Products recorded a $4.2 million obligation, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee. If a catastrophic event were to occur and we were required to contribute cash to Centennial, contributions exceeding our deductible might be covered by our insurance, depending upon the nature of the catastrophic event.
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
          On October 31, 2006, an FTC order and consent agreement ending its investigation became final. The order required the divestiture of our equity interest in MB Storage, its general partner and certain related assets to one or more FTC-approved buyers in a manner approved by the FTC and subject to its final approval. The order contained no minimum price for the divestiture and required that we provide the acquirer or acquirers the opportunity to hire employees who spend more than 10% of their time working on the divested assets. The order also imposed specified operational, reporting and consent requirements on us including, among other things, in the event that we acquire interests in or operate salt dome storage facilities for NGLs in specified areas. The FTC approved a buyer and sale terms for our equity interests and certain related assets, and we closed on such sale on March 1, 2007 (see Note 9).
          On December 19, 2006, we announced that we had signed an agreement with Motiva Enterprises, LLC (“Motiva”) for us to construct and operate a new refined products storage facility to support the proposed expansion of Motiva’s refinery in Port Arthur, Texas. Under the terms of the agreement, we will construct a 5.4 million barrel refined products storage facility for gasoline and distillates. The agreement also provides for a 15-year throughput and dedication of volume, which will commence upon completion of the refinery expansion. The project includes the construction of 20 storage tanks, five 3.5-mile product pipelines connecting the storage facility to Motiva’s refinery, 15,000 horsepower of pumping capacity, and distribution pipeline connections to the Colonial, Explorer and Magtex pipelines. The storage and pipeline project is expected to be completed by January 1, 2010. As a part of a separate but complementary initiative, we will construct an 11-mile, 20-inch pipeline to connect the new storage facility in Port Arthur to our refined products terminal in Beaumont, Texas, which is the primary origination facility for our mainline system. These projects will facilitate connections to additional markets through the Colonial, Explorer and Magtex pipeline systems and provide the Motiva refinery with access to our pipeline system. The total cost of the project is expected to be approximately $243.0 million, including $23.0 million for the 11-mile, 20-inch pipeline. By providing access to several major outbound refined product pipeline systems, shippers should have enhanced flexibility and new transportation options. Under the terms of the agreement, if Motiva cancels the agreement prior to the commencement date of the project, Motiva will reimburse us the actual reasonable expenses we have incurred after the effective date of the agreement, including both internal and external costs that would be capitalized as a part of the project. If the cancellation were to occur in 2007, Motiva would also pay costs incurred to date plus a five percent cancellation fee, with the fee increasing to ten percent after 2007.

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION
          The following table provides information regarding (i) the net effect of changes in our operating assets and liabilities, (ii) non-cash investing and financing activities and (iii) cash payments for interest for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended
	June 30,
	2007	2006
Decrease (increase) in:
Accounts receivable, trade	$(74,759)	$(26,756)
Accounts receivable, related parties	(1,702)	3,144
Inventories	(21,186)	(10,981)
Other current assets	(8,837)	5,003
Other	(10,172)	(3,201)
Increase (decrease) in:
Accounts payable and accrued expenses	97,103	14,376
Accounts payable, related parties	30,435	7,825
Other	(3,151)	(2,870)

Net effect of changes in operating accounts	$7,731	$(13,460)

Non-cash investing activities:
Payable to Enterprise Gas Processing, LLC for spending for Phase V expansion of Jonah Gas Gathering Company	$10,864	$—

Non-cash financing activities:
Non-cash contribution from General Partner	$126	$—

Deferred compensation	$76	$—

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$43,850	$42,074

NOTE 18. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
          TE Products, TCTM, TEPPCO Midstream and Val Verde have issued full, unconditional, and joint and several guarantees of our Senior Notes, our Revolving Credit Facility and our Junior Subordinated Notes (collectively “the Guaranteed Debt”). In addition, during the 2006 period presented below and extending through July 31, 2006, Jonah also had provided the same guarantees of our Senior Notes and Revolving Credit Facility. Effective August 1, 2006, Enterprise, through its affiliate, Enterprise Gas Processing, LLC, became our joint venture partner by acquiring an interest in Jonah (see Note 8). Jonah was released as a guarantor of the Senior Notes and Revolving Credit Facility, effective upon the formation of the joint venture. For periods prior to August 1, 2006, TE Products, TCTM, TEPPCO Midstream, Jonah and Val Verde are collectively referred to as the “Guarantor Subsidiaries” and for periods after August 1, 2006, references to “Guarantor Subsidiaries” exclude Jonah.
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

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
and the Guarantor Subsidiaries’ investments in their subsidiaries are accounted for under the equity method of accounting.

	June 30, 2007
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets	$25,950	$67,330	$1,080,491	$(113,288)	$1,060,483
Property, plant and equipment – net	—	1,083,196	620,401	—	1,703,597
Equity investments	1,359,908	1,297,111	192,253	(1,789,351)	1,059,921
Intercompany notes receivable	1,222,932	—	—	(1,222,932)	—
Intangible assets	—	146,014	30,076	—	176,090
Other assets	8,618	38,458	60,829	—	107,905

Total assets	$2,617,408	$2,632,109	$1,984,050	$(3,125,571)	$4,107,996

Liabilities and partners’ capital
Current liabilities	$32,435	$169,893	$1,017,326	$(113,288)	$1,106,366
Long-term debt	1,223,303	380,677	—	—	1,603,980
Intercompany notes payable	—	735,897	487,035	(1,222,932)	—
Other long-term liabilities	426	33,537	1,855	—	35,818
Total partners’ capital	1,361,244	1,312,105	477,834	(1,789,351)	1,361,832

Total liabilities and partners’ capital	$2,617,408	$2,632,109	$1,984,050	$(3,125,571)	$4,107,996

	December 31, 2006
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets	$37,534	$149,056	$894,916	$(114,796)	$966,710
Property, plant and equipment – net	—	958,266	683,829	—	1,642,095
Equity investments	1,319,931	1,317,671	195,606	(1,793,498)	1,039,710
Intercompany notes receivable	1,215,132	—	—	(1,215,132)	—
Intangible assets	—	153,803	31,607	—	185,410
Other assets	5,769	21,657	60,741	—	88,167

Total assets	$2,578,366	$2,600,453	$1,866,699	$(3,123,426)	$3,922,092

Liabilities and partners’ capital
Current liabilities	$40,578	$161,101	$889,665	$(114,796)	$976,548
Long-term debt	1,215,948	387,339	—	—	1,603,287
Intercompany notes payable	—	711,381	503,751	(1,215,132)	—
Other long-term liabilities	2,251	17,857	1,819	—	21,927
Total partners’ capital	1,319,589	1,322,775	471,464	(1,793,498)	1,320,330

Total liabilities and partners’ capital	$2,578,366	$2,600,453	$1,866,699	$(3,123,426)	$3,922,092

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months Ended June 30, 2007
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues	$—	$87,687	$1,961,913	$(164)	$2,049,436
Costs and expenses	—	67,455	1,932,498	(1,244)	1,998,709
Gains on sales of assets	—	—	(2)	—	(2)

Operating income	—	20,232	29,417	1,080	50,729

Interest expense – net	—	(15,342)	(7,443)	—	(22,785)
Gain on sale of ownership interest in MB Storage	—	(189)	—	—	(189)
Equity earnings	47,760	42,224	1,448	(72,198)	19,234
Other income – net	—	830	150	—	980

Income before provision for income taxes	47,760	47,755	23,572	(71,118)	47,969
Provision for income taxes	—	(5)	214	—	209

Net income	$47,760	$47,760	$23,358	$(71,118)	$47,760

	For the Three Months Ended June 30, 2006
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues	$—	$109,775	$2,317,678	$(2,401)	$2,425,052
Costs and expenses	—	81,190	2,288,111	(2,401)	2,366,900
Gains on sales of assets	—	(18)	—	—	(18)

Operating income	—	28,603	29,567	—	58,170

Interest expense – net	—	(13,504)	(5,694)	—	(19,198)
Equity earnings	41,464	26,783	5,040	(70,613)	2,674
Other income – net	—	202	252	—	454

Income before provision for income taxes	41,464	42,084	29,165	(70,613)	42,100
Provision for income taxes	—	498	16	—	514

Income from continuing operations	41,464	41,586	29,149	(70,613)	41,586
Discontinued operations	—	(122)	—	—	(122)

Net income	$41,464	$41,464	$29,149	$(70,613)	$41,464

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Six Months Ended June 30, 2007
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues	$—	$186,605	$3,841,703	$(443)	$4,027,865
Costs and expenses	—	133,622	3,782,622	(3,891)	3,912,353
Gains on sales of assets	—	(18,651)	—	—	(18,651)

Operating income	—	71,634	59,081	3,448	134,163

Interest expense – net	—	(31,304)	(13,692)	—	(44,996)
Gain on sale of ownership interest in MB Storage	—	59,648	—	—	59,648
Equity earnings	185,951	84,159	3,237	(237,550)	35,797
Other income – net	—	1,319	247	—	1,566

Income before provision for income taxes	185,951	185,456	48,873	(234,102)	186,178
Provision for income taxes	—	(495)	722	—	227

Net income	$185,951	$185,951	$48,151	$(234,102)	$185,951

	For the Six Months Ended June 30, 2006
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues	$—	$224,835	$4,744,644	$(8,058)	$4,961,421
Costs and expenses	—	156,953	4,693,114	(8,058)	4,842,009
Gains on sales of assets	—	(1,396)	—	—	(1,396)

Operating income	—	69,278	51,530	—	120,808

Interest expense – net	—	(27,881)	(12,460)	—	(40,341)
Equity earnings	104,338	43,045	7,295	(151,015)	3,663
Other income – net	—	1,025	328	—	1,353

Income before provision for income taxes	104,338	85,467	46,693	(151,015)	85,483
Provision for income taxes	—	498	16	—	514

Income from continuing operations	104,338	84,969	46,677	(151,015)	84,969
Discontinued operations	—	19,369	—	—	19,369

Net income	$104,338	$104,338	$46,677	$(151,015)	$104,338

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Six Months Ended June 30, 2007
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net income	$185,951	$185,951	$48,151	$(234,102)	$185,951
Adjustments to reconcile net income to net cash from operating activities:	—
Deferred income taxes	—	(633)	(21)	—	(654)
Depreciation and amortization	—	37,272	13,977	—	51,249
Earnings in equity investments, net of distributions	(39,975)	21,905	4,163	46,269	32,362
Gains on sales of assets and ownership interest	—	(78,299)	—	—	(78,299)
Changes in assets and liabilities and other	9,321	(25,539)	34,535	(9,793)	8,524

Net cash from operating activities	155,297	140,657	100,805	(197,626)	199,133

Cash flows from investing activities	—	(21,054)	(39,507)	—	(60,561)
Cash flows from financing activities	(138,708)	(119,603)	(61,346)	181,037	(138,620)

Net change in cash and cash equivalents	16,589	—	(48)	(16,589)	(48)
Cash and cash equivalents, January 1	10,975	—	70	(10,975)	70

Cash and cash equivalents, June 30	$27,564	$—	$22	$(27,564)	$22

	For the Six Months Ended June 30, 2006
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net income	$104,338	$104,338	$46,677	$(151,015)	$104,338
Adjustments to reconcile net income to net cash from continuing operating activities:
Income from discontinued operations	—	(19,369)	—	—	(19,369)
Deferred income taxes	—	498	16	—	514
Depreciation and amortization	—	45,114	12,319	—	57,433
Earnings in equity investments, net of distributions	29,447	3,591	1,162	(21,566)	12,634
Gains on sales of assets	—	(1,396)	—	—	(1,396)
Changes in assets and liabilities and other	(31,902)	11,640	(18,034)	25,676	(12,620)

Net cash from continuing operating activities	101,883	144,416	42,140	(146,905)	141,534
Cash flows from discontinued operations	—	1,521	—	—	1,521

Net cash from operating activities	101,883	145,937	42,140	(146,905)	143,055

Cash flows from investing activities	—	85,290	(29,960)	(103,634)	(48,304)
Cash flows from financing activities	(94,685)	(231,289)	(12,051)	243,340	(94,685)

Net change in cash and cash equivalents	7,198	(62)	129	(7,199)	66
Cash and cash equivalents, January 1	1,978	62	45	(1,966)	119

Cash and cash equivalents, June 30	$9,176	$—	$174	$(9,165)	$185

TEPPCO PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 19. SUBSEQUENT EVENTS
Treasury Locks
          In July and August 2007, we executed forward treasury rate lock agreements that extend through January 31, 2008 for a notional amount totaling $100.0 million. These agreements which are a derivative instruments, have been designated as cash flow hedges to offset our exposure to increases in the underlying U.S. Treasury benchmark rate that is expected to be used to establish the fixed interest rate for debt that we expect to incur in 2008. The average rate under the treasury lock agreements was 4.88%. The actual coupon rate of the expected debt will be comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium at the date of issuance.
Acquisition of Assets
          On July 31, 2007, we purchased assets from Duke Energy Ohio, Inc. and Ohio River Valley Propane, LLC for approximately $6.0 million. The assets, which will become part of our Downstream Segment, consist of an active 170,000 barrel LPG storage cavern, the associated piping and related equipment and a one bay truck rack. These assets are located adjacent to our Todhunter facility near Middleton, Ohio and are connected to our existing LPG pipeline. We funded the purchase through borrowings under our Revolving Credit Facility.

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
          The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this report. The following information and such consolidated financial statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our discussion and analysis includes the following:
•	Cautionary Note Regarding Forward-Looking Statements.

•	Overview of Critical Accounting Policies and Estimates.

•	Overview of Business.

•	Recent Developments – Discusses recent developments during the quarter ended June 30, 2007.

•	Results of Operations – Discusses material period-to-period variances in the statements of consolidated income.

•	Financial Condition and Liquidity – Analyzes cash flows and financial position.

•	Other Considerations – Addresses available sources of liquidity, trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings.

•	Recent Accounting Pronouncements.
          As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British Thermal units
Bcf	= billion cubic feet
MMBtus	= million British Thermal units
MMcf	= million cubic feet
Mcf	= thousand cubic feet
MMBbls	= million barrels
          Unless the context requires otherwise, references to “we,” “us,” “our” or “TEPPCO” are intended to mean the business and operations of TEPPCO Partners, L.P. and its consolidated subsidiaries.
          References to “TE Products,” “TCTM” and “TEPPCO Midstream” mean TE Products Pipeline Company, LLC, TCTM, L.P., and TEPPCO Midstream Companies, LLC, our subsidiaries. Collectively, TE Products, TCTM and TEPPCO Midstream are referred to as the “Operating Companies.”
          References to “General Partner” mean Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and owned by Enterprise GP Holdings L.P., a publicly traded partnership, controlled indirectly by EPCO, Inc.
          References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., a publicly traded partnership, controlled indirectly by EPCO, Inc., which owns our General Partner.
          References to “Enterprise” mean Enterprise Products Partners L.P., and its consolidated subsidiaries, a publicly traded Delaware limited partnership, which is an affiliate of ours. Enterprise GP Holdings owns the general partner of Enterprise.
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
Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview of Business in our Annual Report on Form 10-K for the year ended December 31, 2006 for an overview of how revenues are earned in each segment and other factors affecting the results and financial position of our businesses.
          Consistent with our business strategy, we are focused on our continued growth through expansion of assets that we own and through the construction and acquisition of assets. We continuously evaluate possible acquisitions of assets that would complement our current operations, including assets which, if acquired, would have a material effect on our financial position, results of operations or cash flows.
Recent Developments
          On May 7, 2007, DFI GP Holdings L.P. sold all of the membership interests of our General Partner to Enterprise GP Holdings, a publicly traded partnership, also controlled indirectly by EPCO (see Note 1 in the Notes to the Consolidated Financial Statements).
          In May 2007, we issued and sold $300.0 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due June 1, 2067 (“Junior Subordinated Notes”). We used the proceeds from this subordinated debt to temporarily reduce borrowings outstanding under our revolving credit facility and for general partnership purposes. Our payment obligations under the Junior Subordinated Notes are subordinated to all of our current and future senior indebtedness (as defined in the related indenture). TE Products, TEPPCO Midstream, TCTM, and Val Verde Gas Gathering Company, L.P. (“Val Verde”) (collectively, the “Subsidiary Guarantors”) have jointly and severally guaranteed, on a junior subordinated basis, payment of the principal of, premium, if any, and interest on the Junior Subordinated Notes (see Note 11 in the Notes to the Consolidated Financial Statements).

Results of Operations
          The following table summarizes financial information by business segment for the three months and six months ended June 30, 2007 and 2006 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenues:
Downstream Segment	$83,180	$69,333	$178,098	$143,400
Upstream Segment	1,935,986	2,287,012	3,790,403	4,698,594
Midstream Segment (1)	30,434	70,345	59,807	126,722
Intersegment eliminations	(164)	(1,638)	(443)	(7,295)

Total operating revenues	2,049,436	2,425,052	4,027,865	4,961,421

Operating income:
Downstream Segment	20,946	16,774	74,887	40,055
Upstream Segment	20,743	20,345	43,058	33,651
Midstream Segment (1)	7,960	21,051	12,770	47,102
Intersegment eliminations	1,080	—	3,448	—

Total operating income	50,729	58,170	134,163	120,808

Equity earnings (losses):
Downstream Segment	(3,879)	(2,366)	(5,366)	(3,632)
Upstream Segment	1,448	5,040	3,237	7,295
Midstream Segment (1)	22,745	—	41,374	—
Intersegment eliminations	(1,080)	—	(3,448)	—

Total equity earnings	19,234	2,674	35,797	3,663

Earnings before interest:
Downstream Segment	17,636	14,593	130,358	37,387
Upstream Segment	22,248	25,610	46,395	41,215
Midstream Segment (1)	30,870	21,095	54,421	47,222
Interest expense	(25,860)	(22,356)	(51,799)	(46,758)
Interest capitalized	3,075	3,158	6,803	6,417

Income before provision for income taxes	47,969	42,100	186,178	85,483
Provision for income taxes	209	514	227	514

Income from continuing operations	47,760	41,586	185,951	84,969
Discontinued operations	—	(122)	—	19,369

Net income	$47,760	$41,464	$185,951	$104,338

(1)	Effective August 1, 2006, with the formation of a joint venture with Enterprise, Jonah Gas Gathering Company (“Jonah”) was deconsolidated and has been subsequently accounted for as an equity investment (see Note 8 in the Notes to the Consolidated Financial Statements).
          Below is an analysis of the results of operations, including reasons for material changes in results, by each of our operating segments.

Downstream Segment
          The following table provides financial information for the Downstream Segment for the three months and six months ended June 30, 2007 and 2006 (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Operating revenues:
Sales of petroleum products	$9,403	$—	$9,403	$18,779	$—	$18,779
Transportation – Refined products	41,718	39,443	2,275	78,853	71,242	7,611
Transportation – LPGs	16,747	13,354	3,393	52,800	42,775	10,025
Other	15,312	16,536	(1,224)	27,666	29,383	(1,717)

Total operating revenues	83,180	69,333	13,847	178,098	143,400	34,698

Costs and expenses:
Purchases of petroleum products	9,311	—	9,311	18,705	—	18,705
Operating expense	24,774	26,305	(1,531)	46,294	49,807	(3,513)
Operating fuel and power	9,404	8,318	1,086	19,817	17,623	2,194
General and administrative	4,244	4,701	(457)	8,319	9,795	(1,476)
Depreciation and amortization	11,724	10,133	1,591	22,860	20,430	2,430
Taxes – other than income taxes	2,777	3,120	(343)	5,867	5,715	152
Gains on sales of assets	—	(18)	18	(18,651)	(25)	(18,626)

Total costs and expenses	62,234	52,559	9,675	103,211	103,345	(134)

Operating income	20,946	16,774	4,172	74,887	40,055	34,832

Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”)	(189)	—	(189)	59,648	—	59,648
Equity losses	(3,879)	(2,366)	(1,513)	(5,366)	(3,632)	(1,734)
Interest income	229	145	84	431	541	(110)
Other income – net	529	40	489	758	423	335

Earnings before interest	$17,636	$14,593	$3,043	$130,358	$37,387	$92,971

The following table presents volumes delivered in barrels and average tariff per barrel for the three months and six months ended June 30, 2007 and 2006 (in thousands, except tariff information):

	For the Three Months Ended		Percentage	For the six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Volumes Delivered:
Refined products	44,922	46,049	(2%)	80,675	81,857	(1%)
LPGs	6,964	8,277	(16%)	23,562	21,117	12%

Total	51,886	54,326	(5%)	104,237	102,974	1%

Average Tariff per Barrel:
Refined products	$0.93	$0.86	8%	$0.98	$0.87	13%
LPGs	2.40	1.61	49%	2.24	2.03	10%
Average system tariff per barrel	1.13	0.97	16%	1.26	1.11	14%
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
     Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
          Effective November 1, 2006, we purchased a refined products terminal in Aberdeen, Mississippi, from Mississippi Terminal and Marketing Inc. We conduct distribution and marketing operations whereby we provide terminaling services for our throughput and exchange partners at this terminal. We also purchase refined products from our throughput partners that we in turn sell through spot sales at the Aberdeen truck rack to independent wholesalers and retailers of refined products. For the three months ended June 30, 2007, sales related to these refined products marketing activities were $9.4 million and purchases of refined products for these activities were $9.3 million.
          Revenues from refined products transportation increased $2.3 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to an increase in the refined products average rate per barrel. The average rate increased primarily due to increases in system tariffs that went into effect in July 2006 and February 2007. The increase in the refined products average rate was partially due to the impact of Centennial Pipeline LLC (“Centennial”) on the average rates. Movements during the three months ended June 30, 2007 on Centennial were a smaller percentage of the total deliveries when compared to the prior year period deliveries. When the proportion of refined products deliveries from a Centennial origin decrease, the average TEPPCO tariff increases. Conversely, if a larger proportion of the refined products deliveries from a Centennial origin increase, TEPPCO’s average tariff declines.
          Revenues from LPGs transportation increased $3.4 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, due to higher deliveries of propane in the Northeast market area as a result of colder than normal weather in April 2007 and lower deliveries of propane in the 2006 period in the Midwest and Northeast market areas as a result of high propane prices delaying summer fill programs and scheduled maintenance, known as a turnaround, at a mid-continent petrochemical plant. Revenues were lower in the prior year period due to lower isobutane deliveries as a result of a Midwest refinery turnaround in 2006. LPG transportation volumes in the 2006 period include approximately 2.8 million barrels related to short-haul propane movements on a pipeline that was sold on March 1, 2007 to Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”). The LPGs average rate per barrel increased 49% from the prior year period primarily as a result of decreased short-haul deliveries and increased long-haul deliveries during the three months ended June 30, 2007, compared with the prior year period.
          Other operating revenues decreased $1.2 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to lower margins on product sales and a decrease in refined products tender deduction revenue, partially offset by lower costs in upsystem product exchanges.
          Costs and expenses, excluding purchases of petroleum products, increased $0.4 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006. Depreciation and amortization expense increased $1.6 million primarily due to assets placed into service and asset retirements in 2007. Operating fuel and power increased $1.1 million primarily due to higher power rates as a result of the increased cost of fuel. Operating expenses decreased $1.5 million primarily due to a $2.1 million decrease in pipeline inspection and repair costs associated with our integrity management program; a $0.7 million prior year regulatory penalty assessed for past incidents; $0.6 million of prior year severance expense as a result of the migration to a shared services environment with EPCO; a $0.4 million decrease in current operating costs related to the migration to a shared services environment with EPCO, including integrating such departments as engineering and information technology; and $0.4 million of prior year expenses relating to the proposed reduction in the General Partner’s maximum percentage interest in our distributions; partially offset by a $1.5 million increase in rental expense on the Centennial pipeline capacity lease and a $1.5 million increase in product measurement losses. General and administrative expenses decreased $0.5 million primarily due to $0.8 million of severance expense in the prior year period resulting from the migration to a shared services environment with EPCO, partially offset by $0.5 million of higher office rental expenses. Taxes – other than income taxes decreased $0.3 million primarily due to true-ups of property tax accruals.
          Net losses from equity investments increased for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, as shown below (in thousands):

	For the Three Months
	Ended June 30,		Increase
	2007	2006	(Decrease)
Centennial	$(2,762)	$(3,401)	$639
MB Storage	(1,123)	1,043	(2,166)
Other	6	(8)	14

Total equity losses	$(3,879)	$(2,366)	$(1,513)

          Equity losses in Centennial decreased $0.6 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to higher transportation revenues and lower costs relating to pipeline inspection and repair costs associated with its integrity management program. Equity losses in MB Storage increased $2.2 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to the sale of MB Storage on March 1, 2007 to Louis Dreyfus (see Note 9 in the Notes to the Consolidated Financial Statements). During the second quarter of 2007, we recorded $1.1 million of expense related to post closing adjustments associated with the March 1, 2007 sale of TE Products’ interest in MB Storage.
          Other income – net increased $0.6 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, due to higher interest income earned on cash investments and other investing activities.
     Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
          For the six months ended June 30, 2007, sales related to refined products marketing activities were $18.8 million and purchases of refined products were $18.7 million.
          Revenues from refined products transportation increased $7.6 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to increases in the average rate per barrel. The average rate increased primarily due to an increase in system tariffs, which went into effect in April and July 2006 and February 2007. The increase in the refined products average rate was also partially due to the impact of Centennial on the average rates. Movements during the six months ended June 30, 2007 on Centennial were a smaller percentage of the total deliveries when compared to the prior year period deliveries.
          Revenues from LPGs transportation increased $10.0 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, due to increased deliveries of propane in the Midwest and Northeast market areas as a result of colder than normal weather that extended through April 2007 and lower deliveries of propane in the 2006 period in the Midwest and Northeast market areas as a result of warmer than normal winter weather, high propane prices and plant turnarounds. LPG transportation volumes in the 2006 period include approximately 1.8 million barrels of short-haul propane movements, through a pipeline that was sold on March 1, 2007 to Louis Dreyfus. The LPGs average rate per barrel increased from the prior period primarily as a result of decreased short-haul deliveries and increased long-haul deliveries during the six months ended June 30, 2007, compared with the six months ended June 30, 2006.
          Other operating revenues decreased $1.7 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to decreased margins on product sales, increased costs of upsystem product exchanges and lower refined product tender deduction revenue partially offset by increased refined products rental revenue related to Texas Genco LLC (“Genco”) assets.

          Costs and expenses, excluding purchases of petroleum products, decreased $18.8 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006. During the six months ended June 30, 2007, we recognized a net gain of $18.7 million from the sales of various assets in the Downstream Segment to Enterprise and Louis Dreyfus (see Note 9 in the Notes to the Consolidated Financial Statements). Operating expense decreased $3.5 million primarily due to a $2.6 million decrease in pipeline inspection and repair costs associated with our integrity management program; a $2.5 million decrease in operating costs related to the migration to a shared services environment with EPCO, including integrating such departments as engineering and information technology; a $1.3 million decrease in pipeline operating costs primarily as a result of the timing of projects in the current period; a $0.7 million prior year regulatory penalty assessed for past incidents; $0.6 million of prior year severance expense as a result of the migration to a shared services environment with EPCO; and $0.4 million of prior year expenses relating to the proposed reduction in the General Partner’s maximum percentage interest in our distributions; partially offset by a $2.3 million increase in rental expense on the Centennial pipeline capacity lease, a $1.5 million increase in product measurement losses and $1.0 million of higher insurance premiums. General and administrative expenses decreased $1.5 million primarily due to $1.9 million of severance expense in the prior year period resulting from the migration to a shared services environment with EPCO, partially offset by $0.5 million of higher office rental expenses. Depreciation expense increased $2.4 million primarily due to assets placed into service and asset retirements in 2006 and 2007. Operating fuel and power increased $2.2 million primarily due to increased mainline throughput and higher power rates as a result of the increased cost of fuel. Taxes – other than income taxes increased $0.2 million primarily due to a higher property asset base in the 2007 period and true-ups of property tax accruals.
          Net losses from equity investments increased for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, as shown below (in thousands):

	For the Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)
Centennial	$(6,749)	$(7,313)	$564
MB Storage	1,368	3,692	(2,324)
Other	15	(11)	26

Total equity losses	$(5,366)	$(3,632)	$(1,734)

          Equity losses in Centennial decreased $0.6 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to higher transportation revenues and volumes primarily due to colder than normal winter weather in the Northeast and lower costs relating to pipeline inspection and repair costs associated with its integrity management program. Equity earnings in MB Storage decreased $2.3 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to the sale of MB Storage on March 1, 2007 to Louis Dreyfus, $1.1 million of expense in the second quarter of 2007 related to post closing adjustments associated with the sale of TE Products’ interest in MB Storage and higher system maintenance expenses, partially offset by higher revenues and higher operating fuel and power in the 2006 period resulting from higher power rates and increased volumes. For the 2007 and 2006 periods, TE Products’ sharing ratios in the earnings of MB Storage were approximately 56.0% and 61.4%, respectively.
          On March 1, 2007, TE Products sold its 49.5% ownership interest in MB Storage and its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) to Louis Dreyfus for approximately $137.6 million in cash (see Note 9 in the Notes to the Consolidated Financial Statements). We recognized a gain of approximately $59.6 million related to the sale of our equity interests, which is included in gain on sale of ownership interest in MB Storage in our statements of consolidated income.
          Other income – net increased $0.3 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, due to higher interest income earned on cash investments and other investing activities.

Upstream Segment
          The following table provides financial information for the Upstream Segment for the three months and six months ended June 30, 2007 and 2006 (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Operating revenues: (1)
Sales of petroleum products (2)(3)	$1,923,865	$2,273,878	$(350,013)	$3,764,896	$4,674,314	$(909,418)
Transportation – Crude oil	9,580	10,544	(964)	20,370	19,467	903
Other	2,541	2,590	(49)	5,137	4,813	324

Total operating revenues	1,935,986	2,287,012	(351,026)	3,790,403	4,698,594	(908,191)

Costs and expenses: (1)
Purchases of petroleum products (2) (3)	1,892,878	2,243,143	(350,265)	3,700,044	4,619,539	(919,495)
Operating expense	13,365	14,837	(1,472)	28,838	27,981	857
Operating fuel and power	1,642	1,766	(124)	3,700	3,959	(259)
General and administrative	1,770	1,870	(100)	3,598	3,677	(79)
Depreciation and amortization	4,148	3,494	654	8,216	6,765	1,451
Taxes – other than income taxes	1,442	1,557	(115)	2,949	3,022	(73)
Gains on sales of assets	(2)	—	(2)	—	—	—

Total costs and expenses	1,915,243	2,266,667	(351,424)	3,747,345	4,664,943	(917,598)

Operating income	20,743	20,345	398	43,058	33,651	9,407
Equity earnings	1,448	5,040	(3,592)	3,237	7,295	(4,058)
Interest income	50	—	50	79	—	79
Other income – net	7	225	(218)	21	269	(248)

Earnings before interest	$22,248	$25,610	$(3,362)	$46,395	$41,215	$5,180

(1)	Amounts in this table are presented after elimination of intercompany transactions, including sales and purchases of petroleum products.

(2)	Petroleum products include crude oil, lubrication oils and specialty chemicals.

(3)	On April 1, 2006, we adopted Emerging Issues Task Force (“EITF”) 04-13. The period from January 1, 2006 through March 31, 2006 (included in the six months ended June 30, 2006) was not adjusted for the adoption of EITF 04-13, as retroactive restatement was not permitted, which impacts comparability.
          Information presented in the following table includes the margin of the Upstream Segment, which may be viewed as a non-GAAP (Generally Accepted Accounting Principles) financial measure under the rules of the SEC. We calculate the margin of the Upstream Segment as revenues generated from the sale of crude oil and lubrication oil, and transportation of crude oil, less the costs of purchases of crude oil and lubrication oil, in each case, prior to the elimination of intercompany sales, revenues and purchases between wholly-owned subsidiaries. We believe that margin is a more meaningful measure of financial performance than sales and purchases of crude oil and lubrication oil due to the significant fluctuations in sales and purchases caused by variations in the level of volumes marketed and prices for products marketed. Additionally, we use margin internally to evaluate the financial performance of the Upstream Segment because it excludes expenses that are not directly related to the marketing and sales activities being evaluated. Margin and volume information for the three months and six months ended June 30, 2007 and 2006 is presented below (in thousands, except per barrel and per gallon amounts):

	For the Three Months Ended		Percentage	For the Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Margins: (1)
Crude oil marketing	$18,854	$19,096	(1%)	$40,385	$31,882	27%
Lubrication oil sales	2,075	2,044	2%	4,229	4,175	1%
Revenues: (1)
Crude oil transportation	16,594	16,586	—	33,814	32,354	5%
Crude oil terminaling	3,044	3,553	(14%)	6,794	5,831	17%

Total margins/revenues	$40,567	$41,279	(2%)	$85,222	$74,242	15%

Total barrels/gallons:
Crude oil marketing (barrels) (1)	58,058	56,257	3%	114,004	109,198	4%
Lubrication oil volume (gallons)	3,519	3,377	4%	7,350	7,232	2%

Crude oil transportation (barrels)	22,182	22,847	(3%)	46,315	45,175	3%
Crude oil terminaling (barrels)	31,056	38,305	(19%)	71,199	62,748	13%

Margin per barrel or gallon:
Crude oil marketing (per barrel) (1)	$0.325	$0.339	(4%)	$0.354	$0.292	21%
Lubrication oil margin (per gallon)	0.590	0.605	(2%)	0.575	0.577	—

Average tariff per barrel:
Crude oil transportation	$0.748	$0.726	3%	$0.730	$0.716	2%
Crude oil terminaling	0.098	0.093	5%	0.095	0.093	2%

(1)	Amounts in this table are presented prior to the eliminations of intercompany sales, revenues and purchases between TEPPCO Crude Oil, LLC (“TCO”) and TEPPCO Crude Pipeline, LLC (“TCPL”), both of which are our wholly-owned subsidiaries. TCO is a significant shipper on TCPL. Crude oil marketing volumes also include inter-region transfers, which are transfers among TCO’s various geographically managed regions.
          The following table reconciles the Upstream Segment margin to operating income using the information presented in the statements of consolidated income and the statements of income in Note 13 in the Notes to the Consolidated Financial Statements (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales of petroleum products	$1,923,865	$2,273,878	$3,764,896	$4,674,314
Transportation – Crude oil	9,580	10,544	20,370	19,467
Less: Purchases of petroleum products	(1,892,878)	(2,243,143)	(3,700,044)	(4,619,539)

Total margins/revenues	40,567	41,279	85,222	74,242
Other operating revenues	2,541	2,590	5,137	4,813

Net operating revenues	43,108	43,869	90,359	79,055

Operating expense	13,365	14,837	28,838	27,981
Operating fuel and power	1,642	1,766	3,700	3,959
General and administrative expense	1,770	1,870	3,598	3,677
Depreciation and amortization	4,148	3,494	8,216	6,765
Taxes – other than income taxes	1,442	1,557	2,949	3,022
Gains on sales of assets	(2)	—	—	—

Operating income	$20,743	$20,345	$43,058	$33,651

          On April 1, 2006, we adopted EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, which resulted in crude oil inventory purchases and sales under buy/sell transactions, which were previously recorded as gross purchases and sales, to be treated as inventory exchanges in our statements of consolidated income. EITF 04-13 reduced gross revenues and purchases, but did not have a material effect on our financial position, results of operations or cash flows. Under the consensus reached in EITF 04-13, buy/sell transactions are reported as non-monetary exchanges and consequently not presented on a gross basis in our statements of consolidated income. Implementation of EITF 04-13 reduced revenues and purchases of petroleum products on our statements of consolidated income by approximately $699.7 million and $1,084.7 million for the three months and six months ended June 30, 2007, respectively, and $313.7 million for the three months and six months ended June 30, 2006. The revenues and purchases of petroleum products associated with buy/sell transactions that are reported on a gross basis in our statement of consolidated income in the six months ended June 30, 2006 are approximately $275.4 million. Under the provisions of the consensus, retroactive restatement of buy/sell transactions reported in prior periods was not permitted.
     Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
          Sales of petroleum products and purchases of petroleum products decreased $350.0 million and $350.3 million, respectively, for the three months ended June 30, 2007, compared with the three months ended June 30, 2006. Operating income increased $0.4 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006. The decreases in sales and purchases were primarily due to an 8% decrease in the price of crude oil based upon New York Mercantile Exchange (“NYMEX”) pricing, partially offset by increased volumes marketed. The decrease in costs and expenses discussed below, partially offset by the decrease in the average price of crude oil were the primary factors resulting in an increase in operating income. Crude oil marketing margin decreased $0.2 million primarily due to increased transportation costs, partially offset by more favorable market conditions in the 2006 period as compared to the 2007 period, increased volumes marketed and a $0.7 million unrealized gain related to marking crude oil grade and location swap contracts to current market value. Crude oil transportation revenues increased slightly with increased transportation revenues and volumes on the Red River system primarily related to movements on higher tariff segments, partially offset by lower transportation revenues on the South Texas system and the Basin system primarily related to decreased volumes transported and lower third-party transportation volumes primarily due to unexpected temporary refinery shutdowns in the 2007 period. Lubrication oil sales margin increased slightly primarily due to increased fuel and lubrication oil volumes, partially offset by a lower average margin per gallon on sales of lubrication oils. Crude oil terminaling revenues decreased $0.5 million as a result of decreased pumpover volumes at Cushing, Oklahoma, and Midland, Texas. Terminaling volumes at Cushing decreased 24% from prior year period primarily due to unexpected temporary refinery shutdowns in the 2007 period that affected the demand for crude oil at Cushing.
          Other operating revenues remained virtually unchanged for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to consistent revenues from documentation and other services to support customers’ trading activity at Midland and Cushing in the second quarter of 2007 as compared with the second quarter of 2006.
          Costs and expenses, excluding expenses associated with purchases of crude oil and lubrication oil, decreased $1.1 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006. Operating expenses decreased $1.5 million from the prior year period primarily due to a $1.9 million increase in product measurement gains, a $0.4 million decrease in insurance premiums and $0.4 million of prior year severance expense as a result of the migration to a shared services environment with EPCO, partially offset by a $1.1 million decrease in pipeline operating and maintenance expense primarily as a result of the timing of projects. Operating fuel and power decreased $0.1 million primarily as a result of decreased power rates in the 2007 period. General and administrative expenses decreased $0.1 million primarily due to a $0.3 million decrease in labor and benefits expense, partially offset by an increase in general and administrative consulting services and supplies and expenses. Taxes – other than income taxes decreased $0.1 million due to true-ups of property tax accruals. Depreciation and amortization expense increased $0.7 million primarily due to assets placed in service in 2006.
          Equity earnings from our investment in Seaway decreased $3.6 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006. Our sharing ratio of the revenue and expense of Seaway for 2007 is 40%, while for 2006, it was 47% (see Note 8 in the Notes to the Consolidated Financial Statements). Equity earnings from our investment in Seaway also decreased due to lower transportation volumes, which were negatively impacted by the unexpected temporary shutdown of several regional refineries for maintenance and repairs. Long-haul volumes on Seaway averaged 115,000 barrels per day during the three months ended June 30, 2007, compared with 246,000 barrels per day during the three months ended June 30, 2006. For further information on distributions from Seaway, see Note 8 in the Notes to the Consolidated Financial Statements.
     Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
          Sales of petroleum products and purchases of petroleum products decreased $909.4 million and $919.5 million, respectively, for the six months ended June 30, 2007, compared with the six months ended June 30, 2006. Operating income increased $9.4 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006. The decreases in sales and purchases were primarily a result of an 8% decrease in the price of crude oil based upon NYMEX pricing and the effects of the adoption of EITF 04-13, which reduced each of revenues and purchases of petroleum products by $1,084.7 million for the 2007 period as compared with $313.7 million for the 2006 period, partially offset by increased volumes transported and marketed. The decrease in the average price of crude oil, partially offset by increased costs and expenses discussed below, were the primary factors resulting in an increase in operating income. Crude oil marketing margin increased $8.5 million, primarily due to favorable market conditions, increased volumes marketed and a $0.7 million unrealized gain related to marking crude oil grade and location swap contracts to current market value, partially offset by increased transportation costs. Crude oil transportation revenues increased $1.5 million primarily due to higher revenues on our Red River system related to movements on higher tariff segments and increased transportation volumes and revenues on our South Texas system and West Texas systems, partially offset by decreases in transportation volumes on lower tariff segments of our Basin system. Crude oil terminaling revenues increased $1.0 million as a result of increased pumpover volumes at Midland and Cushing. Lubrication oil sales margin increased $0.1 million primarily due to increased fuel and lubrication oil volumes, partially offset by a lower average margin per gallon on sales of lubrication oils.
          Other operating revenues increased $0.3 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to higher revenues from documentation and other services to support customers’ trading activity at Midland and Cushing.
          Costs and expenses, excluding expenses associated with purchases of crude oil and lubrication oil, increased $1.9 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006. Depreciation and amortization expense increased $1.5 million primarily due to assets placed in service in 2006. Operating expenses increased $0.9 million from the prior year period primarily due to a $2.6 million increase in pipeline operating and maintenance expense primarily as a result of the timing of projects and a $1.3 million increase in labor and benefits expense associated with our incentive compensation plans and other higher labor expense, partially offset by a $2.3 million increase in product measurement gains and a $0.7 million decrease in pipeline repair and maintenance expense associated with our integrity management program. Operating fuel and power decreased $0.3 million primarily as a result of decreased power rates in the 2007 period, partially offset by higher transportation volumes. General and administrative expenses decreased $0.1 million primarily due to nominal decreases in labor and benefits expense, partially offset by nominal increases in general and administrative consulting services and supplies and expenses. Taxes – other than income taxes decreased $0.1 million due to true-ups of property tax accruals.
          Equity earnings from our investment in Seaway decreased $4.1 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to the decrease in the sharing ratio from

47% to 40% (see Note 8 in the Notes to the Consolidated Financial Statements). Equity earnings from our investment in Seaway also decreased due to lower transportation volumes, which were negatively impacted by the unexpected temporary shutdown of several regional refineries for maintenance and repairs. Long-haul volumes on Seaway averaged 154,000 barrels per day during the six months ended June 30, 2007, compared with 252,000 barrels per day during the six months ended June 30, 2006. These decreases were partially offset by higher expenses in the 2006 period related to pipeline integrity costs for corrective measures taken for the pipeline release in May 2005, increased environmental remediation and assessment costs, higher operating fuel and power costs relating to the use of a drag reducing agent and higher power rates.
          After a release occurred on the Seaway pipeline in May 2005, the maximum operating pressure on the pipeline system was reduced by 20% until the cause of the failure was determined. Corrective measures were implemented upon the release in 2005 and were completed during the second quarter of 2006. Seaway operated at reduced maximum pressure through May 2006. On June 1, 2006, Seaway’s operating pressure was increased to 100%. As a result of operating at reduced maximum pressure, we used a drag reducing agent to increase the flow of product through the pipeline system during the period when operating pressures were reduced. The drag reducing agent allowed us to maintain the higher volumes transported, but also increased our operating costs. The reduced pressure did not have a material adverse effect on our financial position, results of operations or cash flows (see Note 16 in the Notes to the Consolidated Financial Statements).
Midstream Segment
          The following table provides financial information for the Midstream Segment for the three months and six months ended June 30, 2007 and 2006 (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Operating revenues: (1)
Sales of petroleum products	$—	$13,776	$(13,776)	$—	$13,776	$(13,776)
Gathering – Natural gas	15,452	41,459	(26,007)	30,860	82,834	(51,974)
Transportation – NGLs	11,098	10,738	360	22,039	21,391	648
Other	3,884	4,372	(488)	6,908	8,721	(1,813)

Total operating revenues	30,434	70,345	(39,911)	59,807	126,722	(66,915)

Costs and expenses (1):
Purchases of petroleum products	—	12,949	(12,949)	—	12,949	(12,949)
Operating expense	5,777	14,435	(8,658)	14,031	24,593	(10,562)
Operating fuel and power	3,783	2,903	880	6,586	5,702	884
General and administrative expense	2,150	2,587	(437)	4,845	4,887	(42)
Depreciation and amortization	10,008	15,049	(5,041)	20,173	30,238	(10,065)
Taxes – other than income taxes	756	1,371	(615)	1,402	2,622	(1,220)
Gains on sales of assets	—	—	—	—	(1,371)	1,371

Total costs and expenses	22,474	49,294	(26,820)	47,037	79,620	(32,583)

Operating income	7,960	21,051	(13,091)	12,770	47,102	(34,332)
Equity earnings (1)	22,745	—	22,745	41,374	—	41,374
Interest income	166	39	127	277	115	162
Other income – net	(1)	5	(6)	—	5	(5)

Earnings before interest	$30,870	$21,095	$9,775	$54,421	$47,222	$7,199

(1)	Effective August 1, 2006, with the formation of a joint venture with Enterprise, Jonah was deconsolidated and operating results, including revenues and costs and expenses, after August 1, 2006 are included in equity earnings (see Note 8 in the Notes to the Consolidated Financial Statements).

          The following table presents volume and average rate information for the three months and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		Percentage	For the Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Gathering – Natural Gas – Jonah (1):
MMcf	139,877	111,346	26%	272,459	220,016	24%
BBtus	154,207	122,969	25%	300,310	242,976	24%
Average fee per MMBtu	$0.205	$0.210	(2%)	$0.204	$0.208	(2%)
Gathering – Natural Gas – Val Verde:
MMcf	43,487	46,938	(7%)	87,054	92,288	(6%)
BBtu	38,515	41,675	(8%)	77,097	81,606	(6%)
Average fee per MMBtu	$0.401	$0.389	3%	$0.400	$0.404	(1%)
Transportation – NGLs (2):
Barrels	15,340	16,183	(5%)	30,843	30,996	—
Average rate per barrel	$0.723	$0.664	9%	$0.715	$0.690	4%
Natural Gas Sales (1):
BBtus	4,501	2,627	71%	8,048	2,627	206%
Average fee per MMBtu	$3.204	$5.242	(39%)	$4.903	$5.242	(6%)
Fractionation – NGLs:
Barrels	1,074	1,125	(5%)	2,052	2,277	(11%)
Average rate per barrel	$1.822	$1.850	(1%)	$1.774	$1.666	6%
Sales – Condensate (1):
Barrels	21.2	18.3	16%	56.4	43.0	31%
Average rate per barrel	$58.64	$68.20	(14%)	$67.54	$65.52	3%

(1)	Effective August 1, 2006, with the formation of a joint venture with Enterprise, Jonah was deconsolidated and operating results after August 1, 2006 are included in equity earnings (see Note 8 in the Notes to the Consolidated Financial Statements). However, the table includes Jonah’s volume and average rate information for the full three and six months ended June 30, 2007 and 2006.

(2)	Volumes for the 2006 period have been revised to exclude barrels associated with capacity leases from which revenues are classified as other operating revenues.
          Through July 31, 2006, Jonah’s operating results were fully consolidated in the Midstream Segment operating results. Effective August 1, 2006, with the formation of a joint venture with Enterprise, Jonah, the partnership through which we have owned our interest in the Jonah system, was deconsolidated and has been subsequently accounted for as an equity investment. Operating results for Jonah for the three months and six months ended June 30, 2007 are reported as equity earnings. At June 30, 2007, our ownership interest in Jonah and our sharing in the earnings of Jonah for the six months ended June 30, 2007 was approximately 95.3% (98.0% of revenues).
     Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
          For the 2006 period, sales from petroleum products relating to natural gas marketing activities were $13.8 million and purchases of petroleum products were $12.9 million. As a service to certain small producers, in late 2005, we began to aggregate purchases of wellhead gas on Jonah and re-sell the aggregated quantities at key Jonah delivery points in order to facilitate throughput on Jonah. The purchases and sales were generally contracted to occur in the same calendar month to minimize price risk. During the second quarter of 2006, gas purchase and sales contracts were finalized and executed and the marketing of gas on the Jonah system began. Effective August 1, 2006, with the deconsolidation of Jonah, sales and purchases of natural gas are reported in equity earnings.
          Revenues from the gathering of natural gas decreased $26.0 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to a decrease of $25.2 million resulting from the deconsolidation of Jonah on August 1, 2006. Natural gas gathering revenues from the Val Verde system decreased $0.8 million and volumes gathered decreased 3.5 Bcf for the three months ended June 30, 2007, primarily due to the natural decline of coal bed methane production in the fields in which the Val Verde gathering system operates and lower volumes from a third party natural gas gathering system connected to Val Verde, partially offset by an increase in the average fee. Val Verde’s average natural gas gathering fee per MMBtu increased 3% primarily due to annual rate escalations, partially offset by lower volumes from a third party natural gas connection that has lower rates. For the three months ended June 30, 2007, Val Verde’s gathering volumes averaged 478 MMcf per day, compared with 516 MMcf per day for the three months ended June 30, 2006.
          Revenues from the transportation of NGLs increased $0.4 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to an increase in the average rates on the Chaparral and Panola Pipelines and an increase in volumes transported on the Dean Pipeline. These increases were partially offset by a decrease in volumes transported on the Chaparral and Panola Pipelines and decreased volumes resulting from taking the Wilcox Pipeline out of service in December 2006. The average NGL transportation rate per barrel increased from the prior year period as a result of higher average rates per barrel on the Chaparral and Panola Pipelines.
          Other operating revenues decreased $0.5 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to a $1.2 million decrease resulting from the deconsolidation of Jonah on August 1, 2006, partially offset by a $0.7 million increase on the Panola Pipeline primarily due to increased revenues from a pipeline capacity lease.
          Costs and expenses, excluding purchases of petroleum products, decreased $13.9 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006. Operating expenses decreased $8.7 million primarily due to a $4.1 million decrease resulting from the deconsolidation of Jonah on August 1, 2006, $2.5 million of favorable imbalance valuations primarily on Chaparral, $1.9 million of expense in the 2006 period related to the formation of the Jonah joint venture with Enterprise and increased expenses in the 2006 period as a result of the migration to a shared services environment with EPCO, partially offset by $1.3 million of higher pipeline inspection and repair costs associated with our integrity management program. Depreciation and amortization expense decreased $5.0 million due to the deconsolidation of Jonah. Taxes – other than income taxes decreased $0.6 million primarily due to the deconsolidation of Jonah. General and administrative expenses decreased $0.5 million primarily due to transition costs in the 2006 period from the migration to a shared services environment with EPCO. Operating fuel and power increased $0.9 million primarily due to higher fuel costs on Chaparral.
          Equity earnings of $22.8 million for the three months ended June 30, 2007 were from our ownership interest in the Jonah joint venture with Enterprise, which was formed effective August 1, 2006. Since August 1, 2006, revenues and costs and expenses of Jonah have been included in equity earnings based upon our ownership interest in Jonah. Prior to August 1, 2006, Jonah was wholly-owned, and its revenues and costs and expenses were included in the individual revenues and costs and expenses line items. Jonah’s net income for the three months ended June 30, 2007, increased $9.3 million, compared with the prior year period, primarily due to increased revenues and volumes generated from completion of Phase IV of the Jonah expansion project in February 2006 and increased revenues and volumes generated from the completion of a portion of Phase V of the expansion project in the fourth quarter of 2006, partially offset by increased operating costs relating to these expansions. For the three months ended June 30, 2007, Jonah’s gathering volumes averaged approximately 1.5 Bcf per day, compared with approximately 1.2 Bcf per day for the three months ended June 30, 2006.

Jonah’s volumes gathered increased 28.5 Bcf for the three months ended June 30, 2007, primarily as a result of completion of the Phase IV expansion and partial completion of a portion of the Phase V expansion, compared with the three months ended June 30, 2006. Jonah’s average fee per MMBtu decreased 2% primarily due to slightly higher system wellhead pressures during the 2007 period. The decreases in the natural gas sales average fee per MMBtu and condensate sales average rate per barrel for the three months ended June 30, 2007, were primarily a result of lower market prices compared with the three months ended June 30, 2006.
     Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
          For the 2006 period, sales from petroleum products relating to natural gas marketing activities were $13.8 million and purchases of petroleum products were $12.9 million. Effective August 1, 2006, with the deconsolidation of Jonah, sales and purchases of natural gas are reported in equity earnings.
          Revenues from the gathering of natural gas decreased $52.0 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to a decrease of $49.9 million resulting from the deconsolidation of Jonah on August 1, 2006. Natural gas gathering revenues from the Val Verde system decreased $2.1 million and volumes gathered decreased 5.2 Bcf for the six months ended June 30, 2007, primarily due to winter weather production issues during the first quarter of 2007 and the natural decline of coal bed methane production in the fields in which the Val Verde gathering system operates. Val Verde’s average natural gas gathering fee per MMBtu decreased 1% primarily due to a third party natural gas connection that had incremental volumes in the 2006 period at higher rates as compared to the 2007 period. For the six months ended June 30, 2007, Val Verde’s gathering volumes averaged 481 MMcf per day, compared with 510 MMcf per day for the six months ended June 30, 2006.
          Revenues from the transportation of NGLs increased $0.7 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to an increase in the volumes transported on the Chaparral and Dean Pipelines and an increase in the average rate on the Chaparral Pipeline. These increases were partially offset by decreased volumes resulting from taking the Wilcox Pipeline out of service in December 2006.
          Other operating revenues decreased $1.8 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to a $3.0 million decrease resulting from the deconsolidation of Jonah on August 1, 2006, partially offset by a $1.3 million increase on the Panola Pipeline primarily due to increased revenues from a pipeline capacity lease. Fractionation revenues decreased approximately $0.2 million for the six months ended June 30, 2007, compared with the six months ended June 20, 2006, primarily as a result of lower volumes from slightly reduced production of NGLs, which was affected by colder weather in the area. The average rate per barrel for the fractionation of NGLs increased 6% primarily due to the rate structure in the agreement; as volumes increase, the rate at which the NGLs are fractionated decrease.
          Costs and expenses, excluding purchases of petroleum products, decreased $19.7 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006. Operating expenses decreased $10.6 million primarily due to a $7.2 million decrease resulting from the deconsolidation of Jonah on August 1, 2006, $1.9 million of expense in the 2006 period related to the formation of the Jonah joint venture with Enterprise, $1.6 million of favorable imbalance valuations and product measurement costs primarily on Chaparral and a decrease in salaries and wages, partially offset by a $1.7 million increase in pipeline inspection and repair costs associated with our integrity management program and a $0.9 million increase in insurance expense. Depreciation and amortization expense decreased $10.1 million primarily due to the deconsolidation of Jonah. Taxes – other than income taxes decreased $1.2 million primarily due to the deconsolidation of Jonah. General and administrative expenses decreased $0.1 million due to higher salaries and wages, partially offset by transition costs in the 2006 period from the migration to a shared services environment with EPCO. During the six months ended June 30, 2006, a gain of $1.4 million was recognized on the sales of various equipment at Val Verde. Operating fuel and power increased $0.9 million primarily due to higher fuel costs and increased transportation volumes on Chaparral.
          Equity earnings of $41.4 million for the six months ended June 30, 2007 were from our ownership interest in the Jonah joint venture with Enterprise, which was formed effective August 1, 2006. Beginning August 1, 2006, revenues and costs and expenses of Jonah are now included in equity earnings based upon our ownership interest in

Jonah. Prior to August 1, 2006, Jonah was wholly-owned, and its revenues and costs and expenses were included in the individual revenues and costs and expenses line items. Jonah’s net income for the six months ended June 30, 2007, increased $14.1 million, compared with the prior year period, primarily due to increased revenues and volumes generated from completion of Phase IV of the Jonah expansion project in February 2006 and increased revenues and volumes generated from the completion of a portion of Phase V of the expansion project in the fourth quarter of 2006, partially offset by increased operating costs relating to these expansions. For the six months ended June 30, 2007, Jonah’s gathering volumes averaged approximately 1.5 Bcf per day, compared with approximately 1.2 Bcf per day for the six months ended June 30, 2006. Jonah’s volumes gathered increased 52.4 Bcf for the six months ended June 30, 2007, primarily as a result of completion of the Phase IV expansion and partial completion of a portion of the Phase V expansion, compared with the six months ended June 30, 2006. Jonah’s average fee per MMBtu decreased 2% primarily due to slightly higher system wellhead pressures during the 2007 period. Jonah’s condensate sales volumes increased for the six months ended June 30, 2007, primarily due to the increase in gathering volumes, compared with the six months ended June 30, 2006. The decrease in Jonah’s natural gas sales average fee per MMBtu for the six months ended June 30, 2007, was primarily a result of lower market prices compared with the six months ended June 30, 2006. For the six months ended June 30, 2007, our sharing in the revenues of Jonah was 98.0% (95.3% of earnings), compared with 100% in the prior year period, as a result of certain milestones provided for in the joint venture agreement being reached in the construction of the Phase V expansion (see Note 8 in the Notes to the Consolidated Financial Statements).
     Discontinued Operations
          On March 31, 2006, we sold our ownership interest in the Pioneer silica gel natural gas processing plant located near Opal, Wyoming, together with Jonah’s rights to process natural gas originating from the Jonah and Pinedale fields, located in southwest Wyoming, to an affiliate of Enterprise for $38.0 million in cash. The Pioneer plant was not an integral part of our Midstream Segment operations, and natural gas processing is not a core business for us. We have no continuing involvement in the operations or results of this plant. This transaction was reviewed and recommended for approval by the Audit, Conflicts and Governance Committee of the Board of Directors of our General Partner (“ACG Committee”) and a fairness opinion was rendered by an investment banking firm. The sales proceeds were used to fund organic growth projects, retire debt and for other general partnership purposes. The carrying value of the Pioneer plant at March 31, 2006, prior to the sale, was $19.7 million. Costs associated with the completion of the transaction were approximately $0.4 million.
          Condensed statements of income for the Pioneer plant, which is classified as discontinued operations, for the three months and six months ended June 30, 2006, are presented below (in thousands):

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Operating revenues:
Sales of petroleum products	$18	$3,828
Other	11	932

Total operating revenues	29	4,760

Costs and expenses:
Purchases of petroleum products	139	3,000
Operating expense	—	182
Depreciation and amortization	—	51
Taxes – other than income taxes	—	30

Total costs and expenses	139	3,263

Income (loss) from discontinued operations	$(110)	$1,497

          Sales of petroleum products less purchases of petroleum products resulting from the processing activities at the Jonah Pioneer plant were $0.8 million for the six months ended June 30, 2006. Pioneer’s processing agreements allowed the producers to elect annually whether to be charged under a fee-based arrangement or a fee plus keep-whole arrangement. Under the fee-based election, Jonah received a fee for its processing services. Under the fee plus keep-whole election, Jonah received a lower fee for its processing services, retained and sold the NGLs extracted during the process and delivered to producers the residue gas equivalent in energy to the natural gas received from the producers. Jonah sold the NGLs it retained and purchased gas to replace the equivalent energy removed in the liquids. For the 2006 period, the producers elected the fee plus keep-whole arrangement.
Interest Expense and Capitalized Interest
     Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
           Interest expense increased $3.5 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to $2.5 million of expense reductions recorded in the second quarter of 2006 related to interest rate swaps. Interest expense also increased in the second quarter of 2007, compared to the second quarter of 2006, due to the issuance of our 7.000% fixed-rate Junior Subordinated Notes in May 2007, which proceeds were primarily used to repay outstanding balances under our variable-rate revolving credit facility. The fixed-rate Junior Subordinated Notes carried a higher interest rate than the current floating interest rate under the revolving credit facility.
          Capitalized interest decreased $0.1 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, as a result of the completion of projects, partially offset by higher construction work-in-progress balances in the 2007 period as compared to the 2006 period.
     Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
           Interest expense increased $5.0 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to $2.5 million of expense reductions recorded in the second quarter of 2006 related to interest rate swaps. Interest expense also increased in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, due to higher short-term floating interest rates in 2007 and due to the issuance of our 7.000% fixed-rate Junior Subordinated Notes in May 2007 as noted above, partially offset by lower outstanding balances on our variable rate revolving credit facility.
          Capitalized interest increased $0.4 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, due to higher construction work-in-progress balances in 2007 as compared to the 2006 period.
Income Taxes – Texas Margin Tax
          Provision for income taxes is applicable to our state tax obligations under the Texas Margin Tax enacted in May 2006. For the six months ended June 30, 2007, we recorded a $0.9 million current tax liability and a $0.7 million reduction to deferred tax liability. The offsetting net charge consisting of a reduction to deferred tax expense of $0.7 million and an increase in current income tax expense of $0.9 million is shown on our statements of consolidated income for the six months ended June 30, 2007 as provision for income taxes. During the six months ended June 30, 2006, we recorded an estimated deferred tax liability of approximately $0.5 million associated with the Texas Margin Tax. The non-cash offsetting charge is shown on our consolidated statements of income as deferred income tax expense for the three months and six months ended June 30, 2006.

Financial Condition and Liquidity
          Cash generated from operations, credit facilities and debt and equity offerings are our primary sources of liquidity. At June 30, 2007 and December 31, 2006, we had working capital deficits of $45.9 million and $9.8 million, respectively. At June 30, 2007, we had approximately $484.7 million in available borrowing capacity under our revolving credit facility to cover any working capital needs. Cash flows for the six months ended June 30, 2007 and 2006, were as follows (in millions):

	For the Six Months Ended
	June 30,
	2007	2006
Cash provided by (used in):
Operating activities	$199.1	$143.1
Investing activities	(60.6)	(48.3)
Financing activities	(138.6)	(94.7)
Operating Activities
Net cash from operating activities for the six months ended June 30, 2007 and 2006, was comprised of the following (in millions):

	For the Six Months Ended
	June 30,
	2007	2006
Net income	$186.0	$104.3
Income from discontinued operations	—	(19.4)
Provision for income taxes	(0.7)	0.5
Depreciation and amortization	51.2	57.4
Earnings in equity investments	(35.8)	(3.7)
Distributions from equity investments	68.2	16.3
Gains on sales of assets	(18.7)	(1.4)
Gain on sale of ownership interest in MB Storage	(59.6)	—
Non-cash portion of interest expense	0.6	0.8
Net effect of changes in operating accounts and other	7.9	(13.2)

Net cash provided by continuing operating activities	199.1	141.6
Net cash provided by discontinued operations	—	1.5

Net cash from operating activities	$199.1	$143.1

          Net cash provided by continuing operating activities increased $57.5 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to an increase of $53.0 million in distributions received from our equity investments in Jonah and MB Storage and an increase due to the timing of cash receipts and cash disbursements for other working capital components, partially offset by an increase of $7.0 million in crude oil inventory (as discussed below) and a decrease of $1.1 million in distributions received from our equity investment in Seaway. For a discussion of changes in earnings before interest, depreciation and amortization expense, equity earnings, gains on sales of assets, income from discontinued operations and consolidated interest expense – net, see Results of Operations for the Downstream Segment, Upstream Segment and Midstream Segment above.
          As part of our crude oil marketing activity, we purchase crude oil and simultaneously enter into offsetting sales contracts for physical delivery in future periods. These transactions result in an increase in the amount of inventory carried on our books until the crude oil is sold. The substantial majority of inventory related to these contracts as of June 30, 2006 was contracted for sale in the third quarter of 2006. At June 30, 2006, these transactions and other crude oil operating inventory changes represented a $7.8 million increase in the amount of inventory recorded on our consolidated balance sheet as compared to December 31, 2005. The substantial majority of inventory related to these contracts as of June 30, 2007 has been contracted for sale in the third quarter of 2007; however, new contracts may be executed, resulting in higher inventory balances being held in future balance sheet periods. At June 30, 2007, these transactions and other crude oil operating inventory changes represented a $14.8 million increase in the amount of inventory recorded on our consolidated balance sheet as compared to December 31, 2006.
          Net cash provided by operating activities for the six months ended June 30, 2007 and 2006 included interest payments, net of amounts capitalized, of $43.9 million and $42.1 million, respectively. Excluding the effects of hedging activities and interest capitalized during the year ended December 31, 2007, we expect interest payments on our fixed rate Senior Notes and Junior Subordinated Notes for 2007 to be approximately $88.3 million. We expect to make our interest payments with cash flows from operating activities.
Investing Activities
          Cash flows used in investing activities totaled $60.6 million for the six months ended June 30, 2007, and were comprised of $109.8 million of capital expenditures, $86.2 million of cash contributions for our ownership interest in the Jonah joint venture with Enterprise (primarily for capital expenditures on its Phase V expansion), $15.1 million of cash paid for linefill on assets owned, $11.1 million of cash contributions for our ownership interest in Centennial, of which $6.1 million was for contractual obligations that were created upon formation of Centennial and $5.0 million was for debt service requirements and $2.5 million of cash paid to a customer as part of a reimbursable commitment, partially offset by $164.1 million in net cash proceeds from asset sales and ownership interests, which includes $137.6 million from the sale of TE Products’ ownership interests in MB Storage and its general partner and $18.5 million for the sale of other Downstream Segment assets, all to Louis Dreyfus on March 1, 2007, and $8.0 million for the sale of Downstream Segment assets to Enterprise in January 2007 (see Note 9 in the Notes to the Consolidated Financial Statements). Cash flows used in investing activities totaled $48.3 million for the six months ended June 30, 2006, and were comprised of $82.5 million of capital expenditures, $2.5 million of cash contributions for TE Products’ ownership interest in Centennial for operating needs, $1.7 million of cash contributions for TE Products’ ownership interest in MB Storage for capital expenditures and $1.4 million of cash paid for linefill on assets owned, partially offset by $39.8 million in net cash proceeds from asset sales in our Midstream Segment, of which $38.0 million related to cash proceeds received from the sale of the Pioneer plant on March 31, 2006 to Enterprise.
Financing Activities
          Cash flows used in financing activities totaled $138.6 million for the six months ended June 30, 2007, and were comprised of $290.0 million in repayments, net of borrowings, under our revolving credit facility and $146.0 million of distributions paid to our General Partner and to unitholders, partially offset by $295.8 million from the issuance in May 2007 of our 7.000% Junior Subordinated Notes due June 2067 (net of debt issuance costs of $3.7 million) and $1.6 million in proceeds from the termination of treasury locks in May 2007. Cash flows used in financing activities totaled $94.7 million for the six months ended June 30, 2006, and were comprised of $133.8 million of distributions paid to our General Partner and to unitholders, partially offset by $39.1 million in borrowings, net of repayments, on our revolving credit facility.
          We paid cash distributions of $146.0 million ($1.360 per Unit) and $133.8 million ($1.350 per Unit) during each of the six months ended June 30, 2007 and 2006, respectively. Additionally, we declared a cash distribution of $0.685 per Unit for the quarter ended June 30, 2007. We will pay the distribution of $73.6 million on August 7, 2007 to unitholders of record on July 31, 2007.

Other Considerations
Universal Shelf
          We have filed with the SEC a universal shelf registration statement that, subject to agreement on terms at the time of use and appropriate supplementation, allows us to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof. In the May 2007 debt offering, we issued $300.0 million of debt securities. At June 30, 2007, we have remaining approximately $1.2 billion of availability under this shelf registration, subject to customary marketing terms and conditions.
Credit Facility
          We have in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“Revolving Credit Facility”), which matures on December 13, 2011. We may request up to two one-year extensions of the maturity date, subject to lender approval and satisfaction of certain other conditions. Commitments under the credit facility may be increased up to a maximum of $850.0 million upon our request, subject to lender approval and the satisfaction of certain other conditions. The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. Financial covenants in the Revolving Credit Facility require that we maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the Revolving Credit Facility limit our ability to, among other things, incur additional indebtedness, make distributions in excess of Available Cash (see Note 12 in the Notes to the Consolidated Financial Statements), incur liens, engage in specified transactions with affiliates and complete mergers, acquisitions and sales of assets. The credit agreement restricts the amount of outstanding debt of the Jonah joint venture to debt owing to the owners of its partnership interests and other third-party debt in the principal aggregate amount of $50.0 million and allows for the issuance of certain hybrid securities (as defined therein) of up to 15% of our Consolidated Total Capitalization (as defined therein). In May 2007, we repaid approximately $295.0 million of the then outstanding balance of the Revolving Credit Facility with proceeds received from the issuance of Junior Subordinated Notes. At June 30, 2007, $200.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.86%. At June 30, 2007, we were in compliance with the covenants of the Revolving Credit Facility.
Junior Subordinated Notes
          In May 2007, we issued and sold $300.0 million in principal amount of fixed/floating, unsecured, long-term Junior Subordinated Notes due June 1, 2067. We used the proceeds from this subordinated debt to temporarily reduce borrowings outstanding under our Revolving Credit Facility and for general partnership purposes. Our payment obligations under the Junior Subordinated Notes are subordinated to all of our current and future senior indebtedness (as defined in the related indenture). The Subsidiary Guarantors have jointly and severally guaranteed, on a junior subordinated basis, payment of the principal of, premium, if any, and interest on the Junior Subordinated Notes.
          The indenture governing the Junior Subordinated Notes does not limit our ability to incur additional debt, including debt that ranks senior to or equally with the Junior Subordinated Notes. The indenture allows us to defer interest payments on one or more occasions for up to ten consecutive years, subject to certain conditions. The indenture also provides that during any period in which we defer interest payments on the Junior Subordinated Notes, subject to certain exceptions, (i) we cannot declare or make any distributions with respect to, or redeem, purchase or make a liquidation payment with respect to, any of our equity securities; (ii) neither we nor the Subsidiary Guarantors will make, and we and the Subsidiary Guarantors will cause our respective majority-owned subsidiaries not to make, any payment of interest, principal or premium, if any, on or repay, purchase or redeem any of our or the Subsidiary Guarantors’ debt securities (including securities similar to the Junior Subordinated Notes)

that contractually rank equally with or junior to the Junior Subordinated Notes or the guarantees, as applicable; and (iii) neither we nor the Subsidiary Guarantors will make, and we and the Subsidiary Guarantors will cause our respective majority-owned subsidiaries not to make, any payments under a guarantee of debt securities (including under a guarantee of debt securities that are similar to the Junior Subordinated Notes) that contractually ranks equally with or junior to the Junior Subordinated Notes or the guarantees, as applicable.
          The Junior Subordinated Notes bear interest at a fixed annual rate of 7.000% from May 2007 to June 1, 2017, payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2007. After June 1, 2017, the Junior Subordinated Notes will bear interest at a variable annual rate equal to the 3-month LIBOR rate for the related interest period plus 2.7775%, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year commencing September 1, 2017. Interest payments may be deferred on a cumulative basis for up to ten consecutive years, subject to certain provisions. Deferred interest will accumulate additional interest at the then-prevailing interest rate on the Junior Subordinated Notes. The Junior Subordinated Notes mature in June 2067. The Junior Subordinated Notes are redeemable in whole or in part prior to June 1, 2017 for a “make-whole” redemption price and thereafter at a redemption price equal to 100% of their principal amount plus accrued interest. The Junior Subordinated Notes are also redeemable prior to June 1, 2017 in whole (but not in part) upon the occurrence of certain tax or rating agency events at specified redemption prices.
          In connection with the issuance of the Junior Subordinated Notes, we and our Subsidiary Guarantors entered into a replacement capital covenant in favor of holders of a designated series of senior long-term indebtedness (as provided in the underlying documents) pursuant to which we and our Subsidiary Guarantors agreed for the benefit of such debt holders that they would not redeem or repurchase or otherwise satisfy, discharge or defease any of the Junior Subordinated Notes on or before June 1, 2037, unless, subject to certain limitations, during the 180 days prior to the date of that redemption, repurchase, defeasance or purchase, we have or one of our subsidiaries has received a specified amount of proceeds from the sale of qualifying securities that have characteristics that are the same as, or more equity-like than, the applicable characteristics of the Junior Subordinated Notes. The replacement capital covenant is not a term of the indenture or the Junior Subordinated Notes.
Future Capital Needs and Commitments
          We estimate that capital expenditures, excluding acquisitions and joint venture contributions, for 2007 will be approximately $301.0 million (including $8.0 million of capitalized interest). We expect to spend approximately $248.0 million for revenue generating projects. We expect to spend approximately $49.0 million to sustain existing operations (including $23.0 million for pipeline integrity) including life-cycle replacements for equipment at various facilities and pipeline and tank replacements among all of our business segments. We expect to spend approximately $4.0 million to improve operational efficiencies and reduce costs among all of our business segments. Additionally, we expect to invest approximately $150.0 million (including $5.0 million of capitalized interest) in our Jonah joint venture for the construction of the Phase V expansion during 2007 and approximately $32.0 million for other capital expenditures. Amounts related to Jonah capital expenditures are reported as joint venture contributions due to the deconsolidation of Jonah on August 1, 2006.
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
Liquidity Outlook
          We believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations and to complete the Jonah expansion, revenue generating expenditures, interest payments on our Senior Notes, Junior Subordinated Notes and Revolving Credit Facility, distributions to our unitholders and General Partner and acquisitions of new assets or businesses. Our operating cash requirements and capital expenditures to sustain existing operations for 2007 are expected to be funded through our cash flows from operating activities. Long-term cash requirements for expansion projects, acquisitions and debt repayments are expected to be funded by several sources, including cash flows from operating activities, borrowings under credit facilities, joint venture distributions and possibly the issuance of additional equity and debt securities. Our ability to complete future debt and equity offerings and the timing of any such offerings will depend on various factors, including prevailing market conditions, interest rates, our financial condition and our credit rating at the time.
          The 6.45% TE Products Senior Notes due in January 2008 are classified as a long-term liability in our consolidated balance sheet at June 30, 2007, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 6, Classification of Short-Term Obligations Expected to be Refinanced. We have the ability to use available credit capacity under our Revolving Credit Facility to fund the repayment of these Senior Notes. We expect to repay the long-term, senior and junior unsecured obligations through the issuance of additional long-term senior or junior unsecured debt at the time the 2008, 2012, 2013, 2028 and 2067 debts mature, issuance of additional equity, with proceeds from dispositions of assets, cash flow from operations or any combination of the above items.
Off-Balance Sheet Arrangements
          We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no material off-balance sheet commitments for indebtedness other than the limited guaranty of Centennial debt, the limited guarantee of Centennial catastrophic events as discussed below and an outstanding letter of credit (see Note 11 in the Notes to the Consolidated Financial Statements). In addition, we have entered into various off-balance sheet leases covering assets utilized in several areas of our operations.
          Centennial entered into credit facilities totaling $150.0 million, and at June 30, 2007, $140.0 million was outstanding under those credit facilities and expires 2024. In April 2007, $10.0 million matured and was repaid by Centennial. TE Products and Marathon Petroleum Company LLC (“Marathon”) have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under these credit facilities. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for TE Products and Marathon is $70.0 million each at June 30, 2007. Provisions included in the $140.0 million Centennial credit facility required that certain financial metrics be achieved and for the guarantees to be removed by May 2007. These metrics were not achieved, and the provisions of the Centennial debt agreements were amended in May 2007 to require the guarantees to remain throughout the life of the debt. As a result of the guarantee, TE Products recorded an obligation of $9.9 million, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee.
          TE Products, Marathon and Centennial have entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event. There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each. As a result of the catastrophic event guarantee, TE Products recorded a $4.2 million obligation, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee. If a catastrophic event were to occur and we were required to contribute cash to Centennial, contributions exceeding our deductible might be covered by our insurance, depending upon the nature of the catastrophic event.
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
Contractual Obligations
          In May 2007, we issued $300.0 million of Junior Subordinated Notes due June 2067. Other than the issuance of the Junior Subordinated Notes, there have been no significant changes in our schedule of maturities of long-term debt or other contractual obligations since the year ended December 31, 2006.
          The following table summarizes our debt repayment obligations after giving effect to the issuance of the Junior Subordinated Notes as of June 30, 2007 (in millions):

	Amount of Commitment Expiration Per Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Revolving Credit Facility, due 2011	$200.0	$—	$—	$200.0	$—
6.45% Senior Notes due 2008 (1) (2) (3)	180.0	—	—	—	180.0
7.625% Senior Notes due 2012 (2)	500.0	—	—	500.0	—
6.125% Senior Notes due 2013 (2)	200.0	—	—	—	200.0
7.51% Senior Notes due 2028 (1) (2)	210.0	—	—	—	210.0
7.00% Junior Subordinated Notes due 2067(2)	300.0	—	—	—	300.0
Interest payments (4)	1,920.1	111.4	197.7	191.4	1,419.6

Debt and interest total	$3,510.1	$111.4	$197.7	$891.4	$2,309.6

(1)	Obligations of TE Products.
(2)	Our TE Products subsidiary entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its 7.51% Senior Notes due 2028. At June 30, 2007, the 7.51% Senior Notes include an adjustment to decrease the fair value of the debt by $9.3 million related to this interest rate swap agreement. We also entered into interest rate swap agreements to hedge our exposure to changes in the fair value of our 7.625% Senior Notes due 2012. At June 30, 2007, the 7.625% Senior Notes include a deferred gain, net of amortization, from previous interest rate swap terminations of $25.6 million. At June 30, 2007, our 6.45% Senior Notes, our 7.625% Senior Notes, our 6.125% Senior Notes and our 7.00% Junior Subordinated Notes include $2.3 million of unamortized debt discounts. The fair value adjustments, the deferred gain adjustment and the unamortized debt discounts are excluded from this table.
(3)	In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, we have classified our 6.45% TE Products Senior Notes due in January 2008 as long-term (see Note 11 in the Notes to the Consolidated Financial Statements for additional information).
(4)	Includes interest payments due on our Senior Notes and Junior Subordinated Notes and interest payments and commitment fees due on our Revolving Credit Facility. The interest amounts calculated on the Revolving Credit Facility and the Junior Subordinated Notes are based on the assumption that the amounts outstanding and the interest rates charged both remain at their current levels.
Credit Ratings
          Our debt securities and those of our subsidiary, TE Products, are rated BBB- by Standard and Poors (“S&P”) and Baa3 by Moody’s Investors Service (“Moody’s”). S&P’s rating is with a stable outlook while Moody’s rating is with a negative outlook. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any indebtedness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change and should be evaluated independently of any other rating.
          Based upon the characteristics of the fixed/floating unsecured Junior Subordinated Notes that we issued in May 2007, the rating agencies assigned partial equity treatment to the notes. Moody’s and S&P each assigned 50% equity treatment to the notes.
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
Commodity Risk
          We seek to maintain a position that is substantially balanced between crude oil purchases and sales and future delivery obligations. We take the normal purchase and normal sale exclusion in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, where permitted.
          As part of our crude oil marketing business, we enter into derivative contracts such as swaps and other business hedging devices. Generally, we elect hedge accounting where permitted under SFAS 133. The terms of these contracts are typically one year or less. The purpose is to balance our position or lock in a margin and, as such, the derivative contracts do not expose us to additional significant market risk. For derivatives where hedge accounting is elected, the effective portion of changes in fair value are recorded in other comprehensive income and reclassified into earnings as such transactions are settled. For derivatives where hedge accounting is not elected, we mark these transactions to market and the changes in the fair value are recognized in current earnings. This results in some financial statement variability during quarterly periods.

          At June 30, 2007, we had some commodity derivatives that were accounted for as cash flow hedges. Gains and losses on these derivatives are offset against corresponding gains or losses of the hedged item and are deferred through other comprehensive income, thus minimizing exposure to cash flow risk. In addition, we had some commodity derivatives that did not qualify for hedge accounting. The fair value of the open positions at June 30, 2007 was $1.3 million. Assuming a hypothetical across-the-board 10% price decrease in the forward curve, the change in fair value of the hedging instrument would have been $1.6 million. The fair value of the open positions was based upon both quoted market prices obtained from NYMEX and from other sources such as independent reporting services, industry publications, brokers and marketers. The fair values were determined based upon the differences by month between the fixed contract price and the relevant forward price curve, the volumes for the applicable month and applicable discount rate.
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
          At June 30, 2007, we had $200.0 million outstanding under our variable interest rate revolving credit facility. The interest rate is based, at our option, on either the lender’s base rate plus a spread or LIBOR plus a spread in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semiannually. On January 20, 2006, we entered into interest rate swap agreements with a total notional amount of $200.0 million to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facility. These interest rate swaps mature in January 2008. Under the swap agreements, we pay a fixed rate of interest ranging from 4.67% to 4.695% and receive a floating rate based on a three-month U.S. Dollar LIBOR rate. In the third quarter of 2006, these swaps were designated as cash flow hedges. For the period from January 20, 2006 through the date these swaps were designated as cash flow hedges, changes in the fair value of the swaps were recognized in earnings, which resulted in a $2.2 million reduction to interest expense. While these interest rate swaps remain in effect, future changes in the fair value of the cash flow hedges, to the extent the swaps are effective, will be recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At June 30, 2007 and December 31, 2006, the fair values of these interest rate swaps were assets of $1.0 million and $1.4 million, respectively. Utilizing the balances of our variable interest rate debt outstanding at June 30, 2007, and including the effects of hedging activities, if market interest rates increased 100 basis points, the annual increase in interest expense related to our revolving credit facility would be a nominal amount. These interest rate swaps were de-designated as cash flow hedges as of June 30, 2007.
          In October 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. We designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $210.0 million and matures in January 2028 to match the principal and maturity of the TE Products Senior Notes. Under the swap agreement, TE Products pays a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and receives a fixed rate of interest of 7.51%. During the six months ended June 30, 2007 and 2006, we recognized reductions in interest expense of $0.6 million and $1.2 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. During the quarters ended June 30, 2007 and 2006, we reviewed the hedge effectiveness of this interest rate swap and noted that no gain or loss from ineffectiveness was required to be recognized. The fair values of this interest rate swap were liabilities of approximately $9.3 million and $2.6 million at June 30, 2007 and December 31, 2006, respectively. Utilizing the balance of the 7.51% TE Products Senior Notes outstanding at June 30, 2007, and including the effects of hedging activities, if market interest rates increased 100 basis points, the annual increase in interest expense would be $2.1 million.

          In June 2007, we executed a forward treasury rate lock agreement that extend through January 31, 2008 for a notional amount of $50.0 million. This agreement, which is a derivative instrument, has been designated as a cash flow hedge to offset our exposure to increases in the underlying U.S. Treasury benchmark rate that is expected to be used to establish the fixed interest rate for debt that we expect to incur in 2008. The rate under the treasury lock agreement is 5.112%. The actual coupon rate of the expected debt will be comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium at the date of issuance. At June 30, 2007, the fair value of the treasury lock was a liability of $0.2 million. To the extent effective, gains and losses on the value of the treasury lock will be deferred until the forecasted debt is issued and will be amortized to earnings over the life of the debt. No ineffectiveness was recognized as of June 30, 2007.
Fair Values of Debt
          The following table summarizes the estimated fair values of the Senior Notes and Junior Subordinated Notes as of June 30, 2007 and December 31, 2006 (in thousands):

		Fair Value
		June 30,	December 31,
	Face Value	2007	2006
6.45% TE Products Senior Notes, due January 2008	$180,000	$180,630	$181,641
7.625% Senior Notes, due February 2012	500,000	532,902	537,067
6.125% Senior Notes, due February 2013	200,000	199,697	201,610
7.51% TE Products Senior Notes, due January 2028	210,000	218,762	221,471
7.000% Junior Subordinated Notes, due June 2067	300,000	286,045	—
Item 4. Controls and Procedures
          As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, as of the end of the period covered by the report, the CEO and CFO concluded:
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
     Changes in Internal Control over Financial Reporting
          There has been no change in our internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
          The certifications of our General Partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this Report.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          We have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial position, results of operations or cash flows. See discussion of legal proceedings in Note 16 in the Notes to the Consolidated Financial Statements, which is incorporated into this item by reference.
Item 1A. Risk Factors
          Security holders and potential investors in our securities should carefully consider the risk factors set forth below and in our Annual Report on Form 10-K for the year ended December 31, 2006, in addition to other information in such Annual Report and this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of us.
Risks Relating to Our Business
The success of our Jonah gas gathering operations is substantially dependent upon Enterprise.
          We own our interest in the Jonah gas gathering system, which represents a significant component of our Midstream Segment and its potential for future growth, through a joint venture with Enterprise, which is under common control with us by EPCO and its affiliates, including Enterprise GP Holdings. The joint venture is governed by a management committee comprised of two representatives approved by an Enterprise affiliate and two representatives approved by subsidiaries of ours. We expect to ultimately own an approximate 80% interest in the joint venture, with Enterprise’s affiliate owning the remaining approximate 20%. However, each representative on the management committee is entitled to one vote, and the joint venture agreement generally requires the affirmative vote of a majority of the members of the management committee to approve an action. Moreover, Enterprise is responsible for managing construction of the Phase V expansion of the system. We expect to reimburse Enterprise for approximately 50% of these construction costs. To the extent the costs exceed an agreed upon base cost estimate of $415.2 million, we and Enterprise will each pay our respective ownership share (approximately 80% and 20%, respectively) of such costs. We and Enterprise may not always agree on the best course of action for the joint venture. If such a disagreement were to occur, we would not be able to cause the joint venture to take action that we believed to be in our best interests. Further, Enterprise may experience unanticipated delays or costs in construction or operation of the project, which could require additional capital contributions by us and Enterprise or diminish expected benefits from the project. Any of these factors could materially and adversely affect our results of operations, financial condition and prospects.
Our partnership status may be a disadvantage to us in calculating our cost of service for rate-making purposes.
          In May 2005, FERC issued a policy statement permitting the inclusion of an income tax allowance in the cost of service-based rates of a pipeline organized as a tax pass through partnership entity to reflect actual or potential income tax liability on public utility income, if the pipeline proves that the ultimate owner of its interests has an actual or potential income tax liability on such income. The policy statement also provides that whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. In August 2005, FERC dismissed requests for rehearing of its new policy statement. On December 16, 2005, FERC issued its first significant case-specific review of the income tax allowance issue in another pipeline partnership’s rate case. FERC reaffirmed its new income tax allowance policy and directed the subject pipeline to provide certain evidence necessary for the pipeline to determine its income tax allowance. The new tax allowance policy and the December 16, 2005 order were appealed to the United States Court of Appeals for the District of

Columbia Circuit. The D.C. Circuit issued an order on May 29, 2007 in which it denied these appeals and fully upheld FERC’s new tax allowance policy and the application of that policy in the December 16 order. A petition for rehearing was filed in the case on July 13, 2007.
          On December 8, 2006, FERC issued a new order addressing rates on another pipeline. In the new order, FERC refined its income tax allowance policy, and notably raised a new issue regarding the implication of the policy statement for publicly traded partnerships. It noted that the tax deferral features of a publicly traded partnership may cause some investors to receive, for some indeterminate duration, cash distributions in excess of their taxable income, which FERC characterized as a “tax savings.” FERC stated that it is concerned that this created an opportunity for those investors to earn an additional return, funded by ratepayers. Responding to this concern, FERC chose to adjust the pipeline’s equity rate of return downward based on the percentage by which the publicly traded partnership’s cash flow exceeded taxable income. On February 7, 2007, the pipeline asked FERC to reconsider this ruling, and FERC granted rehearing on March 9, 2007.
          The ultimate outcome of these proceedings is not certain and could result in changes to FERC’s treatment of income tax allowances in cost of service. Currently, none of our tariffs are calculated using cost of service rate methodologies. If, however, in the future our tariffs are calculated using a cost of service rate methodology and the policy statement on income tax allowances is modified on judicial review, our revenues might be adversely affected.
Risks Relating to Our Units as a Result of Our Partnership Structure
The credit and risk profile of our General Partner and its owners could adversely affect our credit ratings and profile, which could increase our borrowing costs or hinder our ability to raise capital.
          The credit and business risk profiles of the general partner or owners of the general partner may be factors in credit evaluations of a master limited partnership. This is because the general partner can exercise significant influence over the business activities of the partnership, including its cash distribution and acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of the general partner and its owners, including the degree of their financial leverage and their dependence on cash flow from the partnership to service their indebtedness.
          Entities controlling the owner of our General Partner have significant indebtedness outstanding and are dependent principally on the cash distributions from the general partner and limited partner equity interests in us, Enterprise GP Holdings, Enterprise and Energy Transfer Equity, L.P. to service such indebtedness. Any distributions by us to such entities will be made only after satisfying our then current obligations to our creditors. Although we have taken certain steps in our organizational structure, financial reporting and contractual relationships to reflect our separateness from our General Partner and the entities that control our General Partner, our credit ratings and business risk profile could be adversely affected if the ratings and risk profiles of Dan L. Duncan or the entities that control our General Partner were viewed as substantially lower or more risky than ours. In addition, the 100% membership interest in our General Partner and the 4,400,000 of our Units that are owned by Enterprise GP Holdings are pledged under Enterprise GP Holdings’ credit facility. Enterprise GP Holdings’ credit facility contains customary and other events of default. Upon an event of default, the lenders under Enterprise GP Holdings’ credit facility could foreclose on Enterprise GP Holdings’ assets, which could ultimately result in a change in control of our General Partner and a change in the ownership of our Units held by Enterprise GP Holdings.
Control of our General Partner may be transferred to a third party without unitholder consent.
          Our General Partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our Partnership Agreement does not restrict the ability of the owners of our General Partner or Enterprise GP Holdings from transferring all or a portion of their respective ownership interest in our General Partner or Enterprise GP Holdings to a third party. Such a third party would then be in a position to replace the board of directors and officers of our General Partner with its own choices and thereby influence the decisions taken by the board of directors and officers.
Tax Risks to Unitholders
We have adopted certain methodologies that may result in a shift of income, gain, loss and deduction between the General Partner and our unitholders. The Internal Revenue Service (“IRS”) may challenge this treatment, which could adversely affect the value of our Units.
          When we issue additional Units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our General Partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the General Partner, which may be unfavorable to such unitholders. Moreover, under this methodology, subsequent purchasers of Units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the General Partner and certain of our unitholders.
          A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of Units and could have a negative impact on the value of the Units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
Item 5. Other Information.
          On May 22, 2007, the ACG Committee approved the grant of restricted Units, unit appreciation rights and unit options to the current named executive officers pursuant to the EPCO, Inc. 2006 TPP Long-Term Incentive Plan, the form of grant filed herewith as Exhibit 10.3 and the forms of grants filed with our previously-filed periodic reports.
Item 6. Exhibits.

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of TEPPCO Partners, L.P. (Filed as Exhibit 3.2 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

3.2	Third Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated September 21, 2001 (Filed as Exhibit 3.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

3.3	Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 31, 2000 (Filed as Exhibit 3.3 to Form 10-Q/A of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

3.4	Amendment to Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 22, 2005 (Filed as Exhibit 3.4 to Form 10-Q/A of

Exhibit
Number	Description

TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

3.5	Amendment to Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated June 15, 2006, but effective as of February 24, 2005 (Filed as Exhibit 3.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on June 16, 2006 and incorporated herein by reference).

3.6	Fourth Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated December 8, 2006 (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on December 13, 2006 and incorporated herein by reference).

3.7	Amended and Restated Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 10, 2007 and incorporated herein by reference).

4.1	Form of Certificate representing Limited Partner Units (Filed as Exhibit 4.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

4.2	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.3	Form of Certificate representing Class B Units (Filed as Exhibit 4.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

4.4	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

4.5	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

4.6	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.7	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

10.

Exhibit
Number	Description

4.8	Full Release of Guarantee dated as of July 31, 2006 by Wachovia Bank, National Association, as trustee, in favor of Jonah Gas Gathering Company (Filed as Exhibit 4.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2006 and incorporated herein by reference).

4.9	Indenture, dated as of May 14, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 99.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 15, 2007 and incorporated herein by reference).

4.10	First Supplemental Indenture, dated as of May 18, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 18, 2007 and incorporated herein by reference).

4.11	First Supplemental Indenture, dated as of June 30, 2007, by and among TE Products Pipeline Company, LLC and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.12	Second Supplemental Indenture, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. , Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.13	Fourth Supplemental Indenture, dated June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.14*	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., the Borrower, several banks and other financial institutions, the Lenders, SunTrust Bank, as the Administrative Agent for the Lenders and as the LC Issuing Bank, Wachovia Bank, National Association, as Syndication Agent, and BNP Paribas, JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland Plc, as Co-Documentation.

10.1+	Form of TPP Employee Unit Appreciation Right Grant (Texas Eastern Products Pipeline Company, LLC) under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (Filed as Exhibit 10.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 24, 2007 and incorporated herein by reference).

10.2	Replacement of Capital Covenant, dated May 18, 2007, executed by TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P. in favor of the covered debt holders described therein (Filed as Exhibit 99.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 18, 2007 and incorporated herein by reference).

10.3+*	Form of Phantom Unit Grant for Directors of Texas Eastern Products Pipeline Company, LLC under the EPCO, Inc. TPP Long-Term Incentive Plan, as amended.

10.4	Company Agreement of TE Products Pipeline Company, LLC by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of June 30, 2007 (Filed as Exhibit 3.2 to

Exhibit
Number	Description

the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

10.5*	Company Agreement of TEPPCO Midstream Companies, LLC by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of June 30, 2007.

10.6	Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (Filed as Exhibit 10.1 to Form 10-Q of Duncan Energy Partners L.P. (Commission File No. 1-33266) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.7*	Assignment, Assumption and Amendment No. 2 to Guaranty Agreement, dated as of May 21, 2007, by and among TE Products Pipeline Company, Limited Partnership, Marathon Petroleum Company, LLC and Marathon Oil Corporation.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+	A management contract or compensation plan or arrangement.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEPPCO Partners, L.P.
By: /s/ JERRY E. THOMPSON

Jerry E. Thompson,
Date: August 8, 2007	President and Chief Executive Officer of Texas Eastern Products Pipeline Company, LLC, General Partner

By: /s/ WILLIAM G. MANIAS

William G. Manias,
Date: August 8, 2007	Vice President and Chief Financial Officer of Texas Eastern Products Pipeline Company, LLC, General Partner

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of TEPPCO Partners, L.P. (Filed as Exhibit 3.2 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

3.2	Third Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated September 21, 2001 (Filed as Exhibit 3.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

3.3	Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 31, 2000 (Filed as Exhibit 3.3 to Form 10-Q/A of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

3.4	Amendment to Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 22, 2005 (Filed as Exhibit 3.4 to Form 10-Q/A of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

3.5	Amendment to Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated June 15, 2006, but effective as of February 24, 2005 (Filed as Exhibit 3.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on June 16, 2006 and incorporated herein by reference).

3.6	Fourth Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated December 8, 2006 (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on December 13, 2006 and incorporated herein by reference).

3.7	Amended and Restated Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 10, 2007 and incorporated herein by reference).

4.1	Form of Certificate representing Limited Partner Units (Filed as Exhibit 4.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

4.2	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.3	Form of Certificate representing Class B Units (Filed as Exhibit 4.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

4.4	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

4.5	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

4.6	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.7	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

Exhibit
Number	Description

4.8	Full Release of Guarantee dated as of July 31, 2006 by Wachovia Bank, National Association, as trustee, in favor of Jonah Gas Gathering Company (Filed as Exhibit 4.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2006 and incorporated herein by reference).

4.9	Indenture, dated as of May 14, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 99.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 15, 2007 and incorporated herein by reference).

4.10	First Supplemental Indenture, dated as of May 18, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 18, 2007 and incorporated herein by reference).

4.11	First Supplemental Indenture, dated as of June 30, 2007, by and among TE Products Pipeline Company, LLC and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.12	Second Supplemental Indenture, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. , Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.13	Fourth Supplemental Indenture, dated June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.14*	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., the Borrower, several banks and other financial institutions, the Lenders, SunTrust Bank, as the Administrative Agent for the Lenders and as the LC Issuing Bank, Wachovia Bank, National Association, as Syndication Agent, and BNP Paribas, JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland Plc, as Co-Documentation.

10.1+	Form of TPP Employee Unit Appreciation Right Grant (Texas Eastern Products Pipeline Company, LLC) under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (Filed as Exhibit 10.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 24, 2007 and incorporated herein by reference).

10.2	Replacement of Capital Covenant, dated May 18, 2007, executed by TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P. in favor of the covered debt holders described therein (Filed as Exhibit 99.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 18, 2007 and incorporated herein by reference).

10.3+*	Form of Phantom Unit Grant for Directors of Texas Eastern Products Pipeline Company, LLC under the EPCO, Inc. TPP Long-Term Incentive Plan, as amended.

10.4	Company Agreement of TE Products Pipeline Company, LLC by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of June 30, 2007 (Filed as Exhibit 3.2 to

Exhibit
Number	Description

the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

10.5*	Company Agreement of TEPPCO Midstream Companies, LLC by and between TEPPCO GP, Inc. and TEPPCO Partners, L.P. dated as of June 30, 2007.

10.6	Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (Filed as Exhibit 10.1 to Form 10-Q of Duncan Energy Partners L.P. (Commission File No. 1-33266) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.7*	Assignment, Assumption and Amendment No. 2 to Guaranty Agreement, dated as of May 21, 2007, by and among TE Products Pipeline Company, Limited Partnership, Marathon Petroleum Company, LLC and Marathon Oil Corporation.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+	A management contract or compensation plan or arrangement.