Form 10-Q
period 2007-09-30
TEPPCO PARTNERS LP
filed 2007-11-07
CIK 857644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Limited Partner Units outstanding as of November 5, 2007: 89,868,586

TEPPCO PARTNERS, L.P.
 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TEPPCO PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$28	$70
Restricted cash	2,877	—
Accounts receivable, trade (net of allowance for doubtful accounts of $118 and $100)	1,148,874	852,816
Accounts receivable, related parties	5,883	11,788
Inventories	133,773	72,193
Other	39,141	29,843

Total current assets	1,330,576	966,710

Property, plant and equipment, at cost (net of accumulated depreciation of $562,076 and $509,889)	1,750,284	1,642,095
Equity investments	1,097,431	1,039,710
Intangible assets	170,176	185,410
Goodwill	15,506	15,506
Other assets	103,364	72,661

Total assets	$4,467,337	$3,922,092

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$1,204,066	$855,306
Accounts payable, related parties	38,023	34,461
Accrued interest	23,292	35,523
Other accrued taxes	19,784	14,482
Other	37,960	36,776

Total current liabilities	1,323,125	976,548

Long-term debt:
Senior notes	1,111,431	1,113,287
Junior subordinated notes	299,530	—
Other long-term debt	377,000	490,000

Total long-term debt	1,787,961	1,603,287

Deferred tax liability	—	652
Other liabilities and deferred credits	25,790	19,461
Other liabilities, related party	—	1,814
Commitments and contingencies
Partners’ capital:
Limited partners’ interests:
Limited partner units (89,806,186 and 89,804,829 units outstanding)	1,417,346	1,405,559
Restricted limited partner units (62,400 and 0 units outstanding)	207	—
General partner’s interest	(83,099)	(85,655)
Accumulated other comprehensive (loss) income	(3,993)	426

Total partners’ capital	1,330,461	1,320,330

Total liabilities and partners’ capital	$4,467,337	$3,922,092

See Notes to Unaudited Condensed Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED INCOME
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues:
Sales of petroleum products	$2,455,695	$2,446,671	$6,238,927	$7,130,283
Transportation – Refined products	48,123	42,067	126,976	113,309
Transportation – LPGs	16,735	16,877	69,535	59,652
Transportation – Crude oil	12,332	9,567	32,702	29,034
Transportation – NGLs	12,023	10,971	34,062	32,362
Gathering – Natural gas	15,429	25,022	46,289	107,856
Other	20,320	18,870	60,031	58,970

Total operating revenues	2,580,657	2,570,045	6,608,522	7,531,466

Costs and expenses:
Purchases of petroleum products	2,426,692	2,417,636	6,141,630	7,043,432
Operating expense	45,375	49,237	134,458	151,015
Operating fuel and power	15,060	15,478	45,163	42,762
General and administrative	7,396	6,994	24,158	25,353
Depreciation and amortization	26,486	26,250	77,735	83,683
Taxes – other than income taxes	4,931	2,625	15,149	13,984
Gains on sales of assets	(2)	(14)	(18,653)	(1,410)

Total costs and expenses	2,525,938	2,518,206	6,419,640	7,358,819

Operating income	54,719	51,839	188,882	172,647

Other income (expense):
Interest expense – net	(26,901)	(23,181)	(71,897)	(63,522)
Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P.	(20)	—	59,628	—
Equity earnings	19,059	11,567	54,856	15,230
Interest income	454	1,012	1,241	1,668
Other income – net	306	51	1,085	748

Income before provision for income taxes	47,617	41,288	233,795	126,771

Provision for income taxes	(14)	143	213	657

Income from continuing operations	47,631	41,145	233,582	126,114

Income from discontinued operations	—	—	—	1,497
Gain on sale of discontinued operations	—	—	—	17,872

Discontinued operations	—	—	—	19,369

Net income	$47,631	$41,145	$233,582	$145,483

Changes in fair values of interest rate cash flow hedges and treasury locks	(2,528)	(584)	(1,016)	(584)
Changes in fair values of crude oil cash flow hedges	(3,216)	507	(3,369)	234

Comprehensive income	$41,887	$41,068	$229,197	$145,133

TEPPCO PARTNERS, L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED INCOME
AND COMPREHENSIVE INCOME — (Continued)
(Dollars in thousands, except per Unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Income Allocation:
Limited Partner Unitholders:
Income from continuing operations	$39,656	$29,047	$195,106	$89,035
Income from discontinued operations	—	—	—	13,674

Total Limited Partner Unitholders net income allocation	39,656	29,047	195,106	102,709

General Partner:
Income from continuing operations	7,975	12,098	38,476	37,079
Income from discontinued operations	—	—	—	5,695

Total General Partner net income allocation	7,975	12,098	38,476	42,774

Total net income allocated	$47,631	$41,145	$233,582	$145,483

Basic and diluted net income per Limited Partner Unit:

Continuing operations	$0.44	$0.39	$2.17	$1.24
Discontinued operations	—	—	—	0.19

Basic and diluted net income per Limited Partner Unit	$0.44	$0.39	$2.17	$1.43

Weighted average limited partner units outstanding	89,868	75,360	89,835	71,782

See Notes to Unaudited Condensed Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$233,582	$145,483
Adjustments to reconcile net income to cash provided by continuing operating activities:
Income from discontinued operations	—	(19,369)
Deferred income taxes	(656)	657
Depreciation and amortization	77,735	83,683
Amortization of deferred compensation	514	—
Earnings in equity investments	(54,856)	(15,230)
Distributions from equity investments	96,967	26,546
Gains on sales of assets	(18,653)	(1,410)
Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P.	(59,628)	—
Non-cash portion of interest expense	906	1,241
Net effect of changes in operating accounts	(56,725)	9,412

Net cash provided by continuing operating activities	219,186	231,013
Net cash provided by discontinued operations	—	1,521

Net cash provided by operating activities	219,186	232,534

Investing activities:
Proceeds from sales of assets	27,771	39,750
Proceeds from sale of ownership interest	137,326	—
Purchase of assets	(12,733)	(10,975)
Increase in restricted cash	(2,877)	—
Investment in Mont Belvieu Storage Partners, L.P.	—	(4,168)
Investment in Centennial Pipeline LLC	(11,081)	(2,500)
Investment in Jonah Gas Gathering Company	(127,775)	(65,342)
Capitalized costs incurred to develop identifiable intangible assets	(2,500)	—
Cash paid for linefill on assets owned	(26,613)	(5,640)
Capital expenditures	(164,161)	(125,684)

Net cash used in investing activities	(182,643)	(174,559)

Financing activities:
Proceeds from revolving credit facility	805,250	509,750
Repayments on revolving credit facility	(918,250)	(556,650)
Issuance of Limited Partner Units, net	53	195,072
Issuance of Junior Subordinated Notes	299,517	—
Debt issuance costs	(3,750)	—
Proceeds from termination of treasury locks	1,443	—
Payment for termination of interest rate swap	(1,235)	—
Distributions paid	(219,613)	(206,176)

Net cash used in financing activities	(36,585)	(58,004)

Net change in cash and cash equivalents	(42)	(29)

Cash and cash equivalents, January 1	70	119

Cash and cash equivalents, September 30	$28	$90

See Notes to Unaudited Condensed Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED PARTNERS’ CAPITAL
(Dollars in thousands, except Unit amounts)

	Outstanding			Accumulated
	Limited	General	Limited	Other
	Partner	Partner’s	Partners’	Comprehensive
	Units	Interest	Interests	Income (Loss)	Total
Balance, December 31, 2006	89,804,829	$(85,655)	$1,405,559	$426	$1,320,330
Net income allocation	—	38,476	195,106	—	233,582
Issuance of restricted units under 2006 LTIP	62,400	—	—	—	—
Units issued in connection with Employee Unit Purchase Plan	1,357	—	53	—	53
Cash distributions	—	(35,920)	(183,693)	—	(219,613)
Non-cash contribution	—	—	276	—	276
Amortization of equity awards	—	—	252	—	252
Changes in fair values of crude oil cash flow hedges	—	—	—	(3,369)	(3,369)
Changes in fair values of interest rate cash flow hedges and treasury locks	—	—	—	(1,016)	(1,016)
Pension benefit SFAS No. 158 adjustment	—	—	—	(34)	(34)

Balance, September 30, 2007	89,868,586	$(83,099)	$1,417,553	$(3,993)	$1,330,461

See Notes to Unaudited Condensed Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. PARTNERSHIP ORGANIZATION AND BASIS OF PRESENTATION
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
     Through June 29, 2007, we operated through TE Products Pipeline Company, Limited Partnership, TCTM, L.P. (“TCTM”) and TEPPCO Midstream Companies, L.P. On June 30, 2007, each of TE Products Pipeline Company, Limited Partnership and TEPPCO Midstream Companies, L.P. separately converted into Texas limited partnerships and immediately thereafter each merged into separate newly-formed Texas limited liability companies that had no business operations prior to the merger. The resulting limited liability companies are called TE Products Pipeline Company, LLC (“TE Products”) and TEPPCO Midstream Companies, LLC (“TEPPCO Midstream”). As of June 30, 2007, we operate through TE Products, TCTM and TEPPCO Midstream. Collectively, TE Products, TCTM and TEPPCO Midstream are referred to as the “Operating Companies.” Texas Eastern Products Pipeline Company, LLC (the “General Partner”), a Delaware limited liability company, serves as our general partner and owns a 2% general partner interest in us. We hold a 99.999% limited partner interest in TCTM and TEPPCO GP, Inc. (“TEPPCO GP”), a wholly owned subsidiary, holds a 0.001% general partner interest in TCTM. We and TEPPCO GP hold 99.999% and 0.001% membership interests, respectively, in TE Products and TEPPCO Midstream.
     Through May 6, 2007, our General Partner was owned by DFI GP Holdings L.P. (“DFI”), an affiliate of EPCO, Inc. (“EPCO”), a privately held company controlled by Dan L. Duncan. On May 7, 2007, DFI sold all of the membership interests in our General Partner to Enterprise GP Holdings L.P. (“Enterprise GP Holdings”), a publicly traded partnership, also controlled indirectly by EPCO. Mr. Duncan and certain of his affiliates, including EPCO, Enterprise GP Holdings and Dan Duncan LLC, a privately held company controlled by him, control us, our General Partner and Enterprise Products Partners L.P. (“Enterprise Products Partners”) and its affiliates, including Duncan Energy Partners L.P. As of May 7, 2007, Enterprise GP Holdings owns and controls the 2% general partner interest in us and has the right (through its 100% ownership of our General Partner) to receive the incentive distribution rights associated with the general partner interest. Enterprise GP Holdings, DFI and other entities controlled by Mr. Duncan own 16,691,550 of our Units. Under an amended and restated administrative services agreement (“ASA”), EPCO performs all management, administrative and operating functions required for us, and we reimburse EPCO for all direct and indirect expenses that have been incurred in managing us.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of September 30, 2007, and the results of our operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2007, are not necessarily indicative of results of our operations for the full year 2007. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. You should read these interim financial statements in

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conjunction with our consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2006.
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
Estimates
     The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we believe these estimates are reasonable, actual results could differ from those estimates.
Income Taxes
     We are organized as a pass-through entity for income tax purposes. As a result, our partners are responsible for federal income taxes on their share of our taxable income. For the three months and nine months ended September 30, 2007 and 2006, our provision for income taxes is applicable to our state tax obligations under the Revised Texas Franchise Tax enacted in May 2006. At September 30, 2007, we had a current tax liability of $0.9 million, while at December 31, 2006, we had a deferred tax liability of $0.7 million. During the three months and nine months ended September 30, 2007, we recorded a reduction to deferred tax expense of $0 and $0.7 million, respectively, and an increase in current income tax expense of less than $0.1 million and $0.9 million, respectively, shown on our statements of consolidated income for the three months and nine months ended September 30, 2007 as provision for income taxes. During the three months and nine months ended September 30, 2006, we recorded deferred tax expense of approximately $0.1 million and $0.7 million, respectively.
     In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we must recognize the tax effects of any uncertain tax positions we may adopt, if the position taken by us is more likely than not sustainable. If a tax position meets such criteria, the tax effect to be recognized by us would be the largest amount of benefit with more than a 50% chance of being realized upon settlement. This guidance was effective January 1, 2007, and our adoption of this guidance had no material impact on our financial position, results of operations or cash flows.

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In a period of net operating losses, restricted units and incremental option units are excluded from the calculation of diluted earnings per Unit due to their anti-dilutive effect. The dilutive incremental option units are calculated using the treasury stock method, which assumes that proceeds from the exercise of all in-the-money options at the end of each period are used to repurchase Units at an average market value during the period. The amount of Units remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.
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
Recent Accounting Developments
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and we are required to adopt SFAS 157 as of January 1, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements.

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Cash
     Restricted cash represents amounts held by us for the settlement of a United States Department of Justice (“DOJ”) civil penalty related to the release of product. See Note 16 for additional information.
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
     On April 1, 2006, we adopted Emerging Issues Task Force (“EITF”) 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, which resulted in crude oil inventory purchases and sales under buy/sell transactions, which were previously recorded as gross purchases and sales, to be treated as inventory exchanges in our statements of consolidated income. EITF 04-13 reduced gross revenues and purchases, but did not have a material effect on our financial position, results of operations or cash flows. Under the consensus reached in EITF 04-13, buy/sell transactions are reported as non-monetary exchanges and consequently not presented on a gross basis in our statements of consolidated income. Implementation of EITF 04-13 reduced revenues and purchases of petroleum products on our statements of consolidated income by approximately $751.3 million and $1,836.0 million for the three months and nine months ended September 30, 2007, respectively, and $460.7 million and $774.4 million for the three months and nine months ended September 30, 2006, respectively. The revenues and purchases of petroleum products associated with buy/sell transactions that are reported on a gross basis in our statement of consolidated income in the period from January 1, 2006 through March 31, 2006 are approximately $275.4 million. Under the provisions of the consensus, retroactive restatement of buy/sell transactions reported in prior periods was not permitted.
     Our Midstream Segment revenues are earned from the gathering of natural gas, transportation of NGLs and fractionation of NGLs. Gathering revenues are recognized as natural gas is received from the customer. Transportation revenues are recognized as NGLs are delivered. Fractionation revenues are recognized ratably over

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the contract year as products are delivered. We generally do not take title to the natural gas gathered, NGLs transported or NGLs fractionated, with the exception of inventory imbalances. Therefore, the results of our Midstream Segment are not directly affected by changes in the prices of natural gas or NGLs.
NOTE 3. ACCOUNTING FOR UNIT-BASED AWARDS
     We account for unit-based awards in accordance with SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires us to recognize compensation expense related to unit-based awards based on the fair value of the awards at grant date. The fair value of restricted unit awards is based on the market price of the underlying Units on the date of grant. The fair value of other unit-based awards is estimated using the Black-Scholes option pricing model. Under SFAS 123(R), the fair value of a unit-based award is amortized to earnings on a straight-line basis over the requisite service or vesting period for unit-based awards. Compensation for liability awards is recognized over the requisite service or vesting period of an award based on the fair market value of the award remeasured at each reporting period. Liability awards will be settled in cash upon vesting. We accrue compensation expense based upon the terms of each plan. For a discussion of the EPCO, Inc. TPP Employee Unit Purchase Plan, see Note 12.
     The following table summarizes compensation expense by plan for the three months and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Phantom Unit Plans (1) (2):
1999 Phantom Unit Retention Plan	$(51)	$374	$731	$555
2000 Long Term Incentive Plan	(25)	115	277	434
2005 Phantom Unit Plan	(112)	343	429	846
EPCO, Inc. 2006 TPP Long-Term Incentive Plan:
Unit options	27	—	39	—
Restricted units	135	—	199	—
Unit appreciation rights (“UARs”) (2)	20	—	44	—
Phantom units (2)	3	—	7	—
Compensation expense allocated under ASA (3)	357	53	710	119

Total compensation expense	$354	$885	$2,436	$1,954

(1)	The decrease in compensation expense for the Phantom Unit Plans for the three months ended September 30, 2007 is primarily due to a decrease in the Unit price at September 30, 2007 as compared to the Unit price at June 30, 2007. Accruals for plan award payouts, accounted for as liability awards, are based on the Unit price (see discussion of plans below).

(2)	Accounted for as liability awards under the provisions of SFAS 123(R).

(3)	Represents amounts allocated to us from EPCO in connection with the use of shared services under the ASA.
1999 Plan
     The Texas Eastern Products Pipeline Company, LLC 1999 Phantom Unit Retention Plan (“1999 Plan”) provides for the issuance of phantom unit awards as incentives to key employees. These liability awards are automatically redeemed for cash based on the vested portion of the fair market value of the phantom units at redemption dates in each award. The fair market value of each phantom unit award is equal to the closing price of a Unit on the NYSE on the redemption date. Each participant is required to redeem their phantom units as they vest.

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Each participant is also entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the per Unit cash distribution that we paid to our unitholders.
     A total of 31,600 phantom units were outstanding under the 1999 Plan at September 30, 2007. These awards vest as follows: 13,000 in April 2008; 13,000 in April 2009; and 5,600 in January 2010. At September 30, 2007 and December 31, 2006, we had accrued liability balances of $0.9 million and $0.8 million, respectively, for compensation related to the 1999 Plan.
2000 LTIP
     The Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan (“2000 LTIP”) provides key employees incentives to achieve improvements in our financial performance. Generally, upon the close of a three-year performance period, if the participant is still an employee of EPCO, the participant will receive a cash payment equal to (i) the applicable “performance percentage” as specified in the award multiplied by (ii) the number of phantom units granted under the award multiplied by (iii) the average of the closing prices of a Unit over the ten consecutive trading days immediately preceding the last day of the performance period. In addition, during the performance period, each participant is entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the per Unit cash distribution that we paid to our unitholders.
     At September 30, 2007, a total of 19,700 phantom units were outstanding under the 2000 LTIP, of which 8,400 vest in 2008 and 11,300 vest in 2009. At September 30, 2007 and December 31, 2006, we had accrued liability balances of $0.8 million and $0.6 million, respectively, for compensation related to the 2000 LTIP.
2005 Phantom Unit Plan
     The Texas Eastern Products Pipeline Company, LLC 2005 Phantom Unit Plan (“2005 Phantom Unit Plan”) provides key employees incentives to achieve improvements in our financial performance. Generally, upon the close of a three-year performance period, if the participant is still an employee of EPCO, the participant will receive a cash payment equal to (i) the applicable “performance percentage” as specified in the award multiplied by (ii) the number of phantom units granted under the award multiplied by (iii) the average of the closing prices of a Unit over the ten consecutive trading days immediately preceding the last day of the performance period. The terms of the 2005 Phantom Unit Plan are similar to our 2000 LTIP (see preceding section) except that the performance percentage referenced in each award is based upon an improvement in EBITDA (as defined in the plan) during a given three-year performance period over EBITDA for the three-year period preceding the performance period. In addition, during the performance period, each participant is entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the per Unit cash distribution that we paid to our unitholders.
     At September 30, 2007, a total of 76,000 phantom units were outstanding under the 2005 Phantom Unit Plan, of which 37,800 vest in 2008 and 38,200 vest in 2009. At September 30, 2007 and December 31, 2006, we had accrued liability balances of $2.1 million and $1.6 million, respectively, for compensation related to the 2005 Phantom Unit Plan.
2006 LTIP
     At a special meeting of our unitholders on December 8, 2006, our unitholders approved the EPCO, Inc. 2006 TPP Long-Term Incentive Plan (“2006 LTIP”), which provides for awards of our Units and other rights to our non-employee directors and to employees of EPCO and its affiliates providing services to us. Awards under the 2006 LTIP may be granted in the form of restricted units, phantom units, unit options, UARs and distribution

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equivalent rights. The exercise price of unit options or UARs awarded to participants is determined by the Audit, Conflicts and Governance Committee of the board of directors of our General Partner (“ACG Committee”) (at its discretion) at the date of grant and may be no less than the fair market value of the option award as of the date of grant. The 2006 LTIP is administered by the ACG Committee. Subject to adjustment as provided in the 2006 LTIP, awards with respect to up to an aggregate of 5,000,000 Units may be granted under the 2006 LTIP. We reimburse EPCO for the costs allocable to 2006 LTIP awards made to employees who work in our business.
     On April 30, 2007 and May 2, 2007, the non-employee directors of our General Partner were awarded 1,647 phantom units, which payout in 2011 and 66,225 UARs, which vest in 2012, respectively. On May 22, 2007, 155,000 unit options, 62,900 restricted units and 338,479 UARs were granted to our employees, which vest in 2011, 2011 and 2012, respectively.
     The 2006 LTIP may be amended or terminated at any time by the board of directors of EPCO, which is the indirect parent company of our General Partner, or the ACG Committee; however, any material amendment, such as a material increase in the number of Units available under the plan or a change in the types of awards available under the plan, would require the approval of at least 50% of our unitholders. The ACG Committee is also authorized to make adjustments in the terms and conditions of, and the criteria included in awards under the 2006 LTIP in specified circumstances. The 2006 LTIP is effective until December 8, 2016 or, if earlier, the time which all available Units under the 2006 LTIP have been delivered to participants or the time of termination of the 2006 LTIP by EPCO or the ACG Committee. After giving effect to outstanding unit options and restricted units at September 30, 2007, and the forfeiture of restricted units through September 30, 2007, a total of 4,782,600 additional Units could be issued under the 2006 LTIP in the future.
     Unit Options
     The information in the following table presents unit option activity under the 2006 LTIP for the periods indicated:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Strike Price	Contractual
	of Units	(dollars/Unit)	Term (in years)
Unit Options:
Outstanding at December 31, 2006	—	$—	—
Granted (1)	155,000	45.35	—

Outstanding at September 30, 2007	155,000	$45.35	9.65

Options exercisable at:
September 30, 2007	—	$—	—

(1)	The total grant date fair value of these awards was $0.4 million based on the following assumptions: (i) expected life of option of 7 years, (ii) risk-free interest rate of 4.78%; (iii) expected distribution yield on Units of 7.92%; and (iv) expected Unit price volatility on Units of 18.03%.
          At September 30, 2007, total unrecognized compensation cost related to nonvested unit options granted under the 2006 LTIP was an estimated $0.4 million. We expect to recognize this cost over a weighted-average period of 3.64 years.

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Restricted Units
     The following table summarizes information regarding our restricted units for the periods indicated:

		Weighted-
		Average Grant
	Number	Date Fair Value
	of Units	Per Unit (1)
Restricted Units at December 31, 2006	—
Granted (2)	62,900	$37.64
Forfeited	(500)	37.64

Restricted Units at September 30, 2007	62,400	37.64

(1)	Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.

(2)	Aggregate grant date fair value of restricted unit awards issued during 2007 was $2.4 million based on a grant date market price of our Units of $45.35 per Unit and an estimated forfeiture rate of 17%.
     None of our restricted units vested during the nine months ended September 30, 2007. At September 30, 2007, total unrecognized compensation cost related to restricted units was $2.2 million, and these costs are expected to be recognized over a weighted-average period of 3.64 years.
     Phantom Units and UARs
     On April 30, 2007, the non-executive members of the board of directors were each awarded 549 phantom units under the 2006 LTIP. Each phantom unit will pay out in cash on April 30, 2011 or, if earlier, the date the director is no longer serving on the board, whether by voluntarily resignation or otherwise (“Payment Date”). In addition, for each calendar quarter from the grant date until the Payment Date, each non-executive director will receive a cash payment within such calendar quarter equal to the product of (i) the per Unit cash distributions paid to our unitholders during such calendar quarter, if any, multiplied by (ii) the number of phantom units subject to their grant. Phantom unit awards to non-employee directors are accounted for similar to SFAS 123(R) liability awards.
     On May 2, 2007, the non-executive members of the board of directors were each awarded 22,075 UARs under the 2006 LTIP. The UARs will be subject to five year cliff vesting and will vest earlier if the director dies or is removed from, or not re-elected or appointed to, the board for reasons other than his voluntary resignation or unwillingness to serve. When the UARs become payable, the director will receive a payment in cash (or, in the sole discretion of the ACG Committee, Units or a combination of cash and Units) equal to the fair market value of the Units subject to the UARs on the payment date over the fair market value of the Units subject to the UARs on the date of grant. UARs awarded to non-executive directors are accounted for similar to SFAS 123(R) liability awards.
     On May 22, 2007, 338,479 UARs were granted to our employees under the 2006 LTIP. The UARs are subject to five year cliff vesting and are subject to forfeiture. When the UARs become payable, the awards will be redeemed in cash (or, in the sole discretion of the ACG Committee, Units or a combination of cash and Units) equal to the fair market value of the Units on the payment date over the fair market value of the Units on the date of grant. UARs awarded to employees are accounted for as liability awards under SFAS 123(R) since the current intent is to cash-settle the awards.

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In the fourth quarter of 2006, we recorded settlement charges of approximately $3.5 million in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, relating to the TEPPCO RCBP for any existing unrecognized losses upon the plan termination and final distribution of the assets to the plan participants. At September 30, 2007, $0.1 million of the TEPPCO RCBP plan assets had not been distributed to plan participants. We do not expect to make any contributions to the TEPPCO RCBP in 2007.
     EPCO maintains a 401(k) plan for the benefit of employees providing services to us, and we reimburse EPCO for the cost of maintaining this plan in accordance with the ASA.
NOTE 5. FINANCIAL INSTRUMENTS
     We are exposed to financial market risks, including changes in crude oil commodity prices and interest rates. We do not have foreign exchange risks. We may use financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions. In general, the type of risks we attempt to hedge are those related to fair values of certain debt instruments and cash flows resulting from changes in applicable interest rates or commodity prices. As a matter of policy, we do not use financial instruments for speculative (e.g. “trading”) purposes.
Interest Rate Risk Hedging Program
     Our interest rate exposure results from variable and fixed interest rate borrowings under various debt agreements. We manage a portion of our interest rate exposure by utilizing interest rate swaps and similar arrangements, which allow us to convert a portion of fixed rate debt into variable rate debt or a portion of variable rate debt into fixed rate debt.

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Interest Rate Swaps
     We utilize interest rate swap agreements to manage our cost of borrowing. The following table summarizes our interest rate swaps outstanding at September 30, 2007.

		Period Covered by	Termination Date of
Hedged Debt	Number of Swaps	Swaps	Swaps	Rate Swaps	Notional Value
Revolving Credit Facility, due Dec. 2011	4	Jan. 2006 to Jan. 2008	Jan. 2008	Swapped 5.36% floating rate for fixed rate ranging from 4.67% to 4.695% (1)	$200.0 million

(1)	On June 30, 2007, these interest rate swap agreements were de-designated as cash flow hedges and are now accounted for using mark-to-market accounting; thus, changes in the fair value of these swaps are recognized in earnings. At September 30, 2007 and December 31, 2006, the fair values of these interest rate swaps were assets of $0.6 million and $1.4 million, respectively.
          Interest Rate Swap Terminations. In October 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. This swap agreement, designated as a fair value hedge, had a notional amount of $210.0 million and was set to mature in January 2028 to match the principal and maturity of the TE Products Senior Notes. Under the swap agreement, TE Products paid a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and received a fixed rate of interest of 7.51%. In September 2007, we terminated this swap agreement resulting in a loss of $1.2 million. This loss has been deferred as an adjustment to the carrying value of the 7.51% Senior Notes and is being amortized using the effective interest method as an increase to future interest expense over the remaining term of the 7.51% Senior Notes. In the event of early extinguishment of the 7.51% Senior Notes, any remaining unamortized loss would be recognized in the statement of consolidated income at the time of extinguishment. During the three months and nine months ended September 30, 2007 and 2006, we recognized reductions in interest expense of $0.1 million, $0.2 million, $0.7 million and $1.5 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. The fair value of this interest rate swap was a liability of approximately $2.6 million at December 31, 2006.
     During 2002, we entered into interest rate swap agreements, designated as fair value hedges, to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012. The swap agreements had a combined notional amount of $500.0 million and were set to mature in 2012 to match the principal and maturity of the underlying debt. These swap agreements were terminated in 2002 resulting in deferred gains of $44.9 million, which are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the 7.625% Senior Notes. At September 30, 2007 and December 31, 2006, the unamortized balance of the deferred gains was $24.4 million and $26.8 million, respectively. In the event of early extinguishment of the 7.625% Senior Notes, any remaining unamortized gains would be recognized in the statement of consolidated income at the time of extinguishment.
     Treasury Locks
     We utilize treasury locks to hedge the underlying U.S. treasury rate related to our anticipated issuances of debt. In October 2006 and February 2007, we entered into treasury locks, accounted for as cash flow hedges, that extended through June 2007 for a notional amount totaling $300.0 million. In May 2007, these treasury locks were terminated concurrent with the issuance of junior subordinated notes (see Note 11). The termination of the treasury locks resulted in gains of $1.4 million, and these gains were recorded in other comprehensive income. These gains are being amortized using the effective interest method as reductions to future interest expense over the fixed rate term of the junior subordinated notes, which is ten years. In the event of early extinguishment of the junior

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subordinated notes, any remaining unamortized gains would be recognized in the statement of consolidated income at the time of extinguishment.
     In mid 2007, we entered into treasury locks that extend through January 31, 2008 for a notional amount totaling $400.0 million. These instruments have been designated as cash flow hedges to offset our exposure to increases in the underlying U.S. Treasury benchmark rates that are expected to be used to establish the fixed interest rate for debt that we expect to incur in 2008. The weighted average rate under the treasury lock agreements was approximately 4.56%. The actual coupon rate of the expected debt will be comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium at the date of issuance. At September 30, 2007, the fair value of the treasury locks was a liability of $2.6 million. To the extent effective, gains and losses on the value of the treasury locks will be deferred until the forecasted debt is issued and will be amortized to earnings over the life of the debt. No ineffectiveness was recognized as of September 30, 2007.
Commodity Risk Hedging Program
     We seek to maintain a position that is substantially balanced between crude oil purchases and related sales and future delivery obligations. As part of our crude oil marketing business, we enter into financial instruments such as swaps and other hedging instruments. The purpose of such hedging activity is to either balance our inventory position or to lock in a profit margin and, as such, the financial instruments do not expose us to significant market risk.
     At September 30, 2007 and December 31, 2006, we had a limited number of commodity derivatives that were accounted for as cash flow hedges. These financial instruments had a minimal impact on our earnings. The fair value of these open positions at September 30, 2007 and December 31, 2006 was a liability of $2.7 million and an asset of $0.7 million, respectively.
NOTE 6. INVENTORIES
     Inventories are valued at the lower of cost (based on weighted average cost method) or market. The costs of inventories did not exceed market values at September 30, 2007 and December 31, 2006. The major components of inventories were as follows:

	September 30,	December 31,
	2007	2006
Crude oil (1)	$87,539	$49,312
Refined products and LPGs (2)	27,414	7,636
Lubrication oils and specialty chemicals	7,914	7,500
Materials and supplies	7,337	7,029
NGLs	3,569	716

Total	$133,773	$72,193

(1)	At September 30, 2007 and December 31, 2006, $78.0 million and $44.0 million, respectively, of our crude oil inventory was subject to forward sales contracts.

(2)	Refined products and LPGs inventory is managed on a combined basis.
     Due to fluctuating commodity prices in the crude oil, refined products and LPG industries, we recognize lower of cost or market (“LCM”) adjustments when the carrying value of our inventories exceed their net realizable value. These non-cash charges are a component of costs and expenses in the period they are recognized. For the

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
three months ended September 30, 2007, we had no LCM adjustments. For the three months ended September 30, 2006, and for the nine months ended September 30, 2007 and 2006, we recognized LCM adjustments of approximately $0.3 million, $0.6 million and $0.3 million, respectively.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT
     Major categories of property, plant and equipment at September 30, 2007 and December 31, 2006, were as follows:

	Estimated
	Useful Life		September 30,	December 31,
	In Years		2007	2006
Plants and pipelines (1)	5-40	(4)	$1,763,665	$1,615,867
Underground and other storage facilities (2)	5-40	(5)	243,911	196,306
Transportation equipment (3)	5-10		5,746	8,200
Land and right of way			138,018	128,791
Construction work in progress			161,020	202,820

Total property, plant and equipment			$2,312,360	$2,151,984
Less accumulated depreciation			562,076	509,889

Property, plant and equipment, net			$1,750,284	$1,642,095

(1)	Plants and pipelines include refined products, LPGs, NGL, petrochemical, crude oil and natural gas pipelines; terminal loading and unloading facilities; office furniture and equipment; buildings, laboratory and shop equipment; and related assets.

(2)	Underground and other storage facilities include underground product storage caverns; storage tanks; and other related assets.

(3)	Transportation equipment includes vehicles and similar assets used in our operations.

(4)	The estimated useful lives of major components of this category are as follows: pipelines, 20-40 years (with some equipment at 5 years); terminal facilities, 10-40 years; office furniture and equipment, 5-10 years; buildings 20-40 years; and laboratory and shop equipment, 5-40 years.

(5)	The estimated useful lives of major components of this category are as follows: underground storage facilities, 20-40 years (with some components at 5 years) and storage tanks, 20-30 years.
     The following table summarizes our depreciation expense and capitalized interest amounts for the three months and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Depreciation expense (1)	$20,572	$19,564	$60,001	$61,015
Capitalized interest (2)	2,010	1,703	8,813	8,120

(1)	Depreciation expense is a component of depreciation and amortization expense as presented in our Unaudited Condensed Statements of Consolidated Income.

(2)	Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     We own interests in related businesses that are accounted for using the equity method of accounting. These investments are identified below by reporting business segment (see Note 13 for a general discussion of our business segments). The following table presents our investments in unconsolidated affiliates as of September 30, 2007 and December 31, 2006:

	Ownership	Investments in unconsolidated
	Percentage at	affiliates at
	September 30,	September 30,
	2007	2007	December 31, 2006
Downstream Segment:
Centennial Pipeline LLC (“Centennial”)	50.0%	$80,428	$62,321
MB Storage (1)	—	—	85,626
Other	25.0%	348	369
Upstream Segment:
Seaway Crude Pipeline Company (“Seaway”)	50.0%	192,214	195,584
Midstream Segment:
Jonah Gas Gathering Company (“Jonah”)	80.64%	824,441	695,810

Total		$1,097,431	$1,039,710

(1)	Refers to our ownership interests in Mont Belvieu Storage Partners, L.P. and Mont Belvieu Venture, LLC (collectively, “MB Storage”). On March 1, 2007, we sold our ownership interests in these entities.
     The following table summarizes equity earnings (losses) by business segment for the three months and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Equity earnings (losses):
Downstream Segment	$(3,064)	$(2,949)	$(8,430)	$(6,581)
Upstream Segment	1,073	2,962	4,310	10,257
Midstream Segment	21,056	11,563	62,430	11,563
Intersegment eliminations	(6)	(9)	(3,454)	(9)

Total equity earnings	$19,059	$11,567	$54,856	$15,230

Seaway
     Through one of our indirect wholly owned subsidiaries, we own a 50% ownership interest in Seaway. The remaining 50% interest is owned by ConocoPhillips. We operate and commercially manage the Seaway assets. Seaway owns pipelines and terminals that carry imported, offshore and domestic onshore crude oil from a marine terminal at Freeport, Texas, to Cushing, Oklahoma, from a marine terminal at Texas City, Texas, to refineries in the Texas City and Houston, Texas, areas and from a connection that allows Seaway to receive both onshore and offshore domestic crude oil in the Texas Gulf Coast area for delivery to Cushing. The Seaway Crude Pipeline Company Partnership Agreement provides for varying participation ratios throughout the life of Seaway. Our sharing ratio (including the amount of distributions we receive) changed from 60% to 40% on March 12, 2006, and as such, our share of revenue and expense of Seaway was 47% for 2006. Thereafter, we receive 40% of revenue and expense (and distributions) of Seaway. During the nine months ended September 30, 2007 and 2006, we received distributions from Seaway of $9.2 million and $15.3 million, respectively. During the nine months ended September 30, 2007 and 2006, we did not invest any additional funds in Seaway.

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Centennial
     TE Products owns a 50% ownership interest in Centennial, and Marathon Petroleum Company LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois. During the nine months ended September 30, 2007, TE Products contributed $11.1 million to Centennial, of which $6.1 million was for contractual obligations that were created upon formation of Centennial and $5.0 million was for debt service requirements. During the nine months ended September 30, 2006, TE Products contributed $2.5 million to Centennial. TE Products has received no cash distributions from Centennial since its formation.
MB Storage
     Through February 28, 2007, TE Products owned a 49.5% ownership interest in MB Storage and a 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage), and Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) owned the remaining interests. On March 1, 2007, TE Products sold its ownership interests in MB Storage and its general partner to Louis Dreyfus (see Note 9). MB Storage owns storage capacity at the Mont Belvieu fractionation and storage complex and a short-haul transportation shuttle system that ties Mont Belvieu, Texas, to the upper Texas Gulf Coast energy marketplace. MB Storage is a service-oriented, fee-based venture serving the fractionation, refining and petrochemical industries with substantial capacity and flexibility for the transportation, terminaling and storage of NGLs, LPGs and refined products. TE Products operated the facilities for MB Storage through February 28, 2007. For the period from January 1, 2007 through February 28, 2007 and for the nine months ended September 30, 2006, TE Products’ sharing ratio in the earnings of MB Storage was approximately 67.7% and 63.8%, respectively. During the period from January 1, 2007 through February 28, 2007, TE Products received distributions from MB Storage of $10.4 million and made no contributions to MB Storage. During the nine months ended September 30, 2006, TE Products received distributions from MB Storage of $11.2 million and contributed $4.2 million to MB Storage.
Jonah
     On August 1, 2006, Enterprise Products Partners, through its affiliate, Enterprise Gas Processing, LLC, became our joint venture partner by acquiring an interest in Jonah, the partnership through which we have owned our interest in the Jonah system. The joint venture is governed by a management committee comprised of two representatives approved by Enterprise Products Partners and two representatives approved by us, each with equal voting power. The formation of the joint venture was reviewed and recommended for approval by our ACG Committee. Prior to entering into the Jonah joint venture, Enterprise Products Partners had managed the construction of the Phase V expansion and funded the initial costs under a letter of intent we entered into in February 2006. In connection with the joint venture arrangement, we and Enterprise Products Partners plan to continue the Phase V expansion, which is expected to increase the system capacity of the Jonah system from 1.5 billion cubic feet (“Bcf”) per day to approximately 2.3 Bcf per day and to significantly reduce system operating pressures, which is anticipated to lead to increased production rates and ultimate reserve recoveries. The first portion of the expansion, which increased the system gathering capacity to approximately 2.0 Bcf per day, was completed in July 2007. The second portion of the expansion is expected to be completed during the first quarter of 2008. Enterprise Products Partners manages the Phase V construction project.
     We expect to reimburse Enterprise Products Partners for our share of the Phase V expansion costs. To the extent the costs exceed an agreed upon base cost estimate of $415.2 million, we and Enterprise Products Partners will each pay our respective ownership share (approximately 80% and 20%, respectively) of the expansion costs that exceed the agreed upon base cost estimate. From August 1, 2006 through July 2007, we and Enterprise Products Partners equally shared the costs of the Phase V expansion, and Enterprise Products Partners shared in the

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
incremental cash flow resulting from the operation of those new facilities. During August 2007, with the completion of a construction milestone (as defined in the partnership agreement), we and Enterprise Products Partners began sharing partnership cash distributions and earnings based on a formula that takes into account the capital contributions of the parties, including expenditures by us prior to the expansion. Based on this formula in the partnership agreement, at September 30, 2007, our ownership interest in Jonah was approximately 80.64%, and Enterprise Products Partners’ ownership interest in Jonah was approximately 19.36%. Our ownership interest in Jonah is anticipated to remain at 80.64% in the future. Enterprise Products Partners serves as operator of Jonah, with further costs and cash distributions being allocated based on such ownership interests.
     Through September 30, 2007, we have reimbursed Enterprise Products Partners $213.3 million for our share of the Phase V cost incurred by it (including its cost of capital incurred prior to the formation of the joint venture of $1.3 million). At September 30, 2007, we had a payable to Enterprise Products Partners for costs incurred of $13.0 million. During the nine months ended September 30, 2007, we received distributions from Jonah of $77.3 million, which included $11.6 million of distributions declared in 2006 and paid during the first quarter of 2007. During the nine months ended September 30, 2007, we invested $127.8 million in Jonah.
Summarized Financial Information of Unconsolidated Affiliates
     Summarized combined income statement data by reporting segment for the three months and nine months ended September 30, 2007 and 2006, is presented below (on a 100% basis):

	For the Three Months Ended
	September 30, 2007			September 30, 2006
			Net			Net
	Revenues	Operating Income	Income	Revenues	Operating Income	Income (Loss)
Downstream Segment (1)	$15,728	$6,346	$3,682	$19,065	$1,585	$(1,125)
Upstream Segment	16,802	6,231	6,303	20,895	9,164	9,313
Midstream Segment (2)	47,359	23,223	23,455	44,956	18,573	16,529

	For the Nine Months Ended
	September 30, 2007			September 30, 2006
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income (Loss)
Downstream Segment (1)	$43,326	$9,768	$1,587	$52,965	$5,820	$(2,383)
Upstream Segment	51,443	20,374	20,623	69,777	28,138	28,413
Midstream Segment (2)	150,282	66,766	67,496	111,657	71,030	65,853

(1)	On March 1, 2007, we sold our ownership interest in MB Storage to Louis Dreyfus.

(2)	Effective August 1, 2006, with the formation of a joint venture with Enterprise Products Partners, Jonah was deconsolidated and has been subsequently accounted for as an equity investment.
     Summarized combined balance sheet information by reporting segment as of September 30, 2007 and December 31, 2006, is presented below:

	September 30, 2007
	Current	Noncurrent			Noncurrent	Partners’
	Assets	Assets	Current Liabilities	Long-term Debt	Liabilities	Capital
Downstream Segment (1)	$24,497	$250,978	$20,686	$132,450	$7,436	$114,903
Upstream Segment	25,417	251,814	8,591	—	38	268,602
Midstream Segment	45,301	1,008,811	21,815	—	258	1,032,039

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
	Current	Noncurrent			Noncurrent	Partners’
	Assets	Assets	Current Liabilities	Long-term Debt	Liabilities	Capital
Downstream Segment	$36,735	$359,156	$40,959	$140,000	$5,971	$208,961
Upstream Segment	21,506	256,634	6,704	—	84	271,352
Midstream Segment	33,963	800,591	25,113	—	191	809,250

(1)	On March 1, 2007, we sold our ownership interest in MB Storage to Louis Dreyfus.
NOTE 9. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS
Acquisitions
     On July 31, 2007, we purchased assets from Duke Energy Ohio, Inc. and Ohio River Valley Propane, LLC for approximately $6.0 million. The assets, included in our Downstream Segment, consist of an active 170,000 barrel LPG storage cavern, the associated piping and related equipment and a one bay truck rack. These assets are located adjacent to our Todhunter facility near Middleton, Ohio and are connected to our existing LPG pipeline. We funded the purchase through borrowings under our revolving credit facility, and we allocated the purchase price to property, plant and equipment.
     On September 27, 2007, we purchased assets from Shell Pipeline Company LP for approximately $6.8 million. The assets, included in our Upstream Segment, consist of approximately 44 miles of pipeline in South Texas and related equipment. We funded the purchase through borrowings under our revolving credit facility, and we allocated the purchase price to property, plant and equipment.
Dispositions
     MB Storage and Other Related Assets
     On March 1, 2007, TE Products sold its 49.5% ownership interest in MB Storage, its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) and other related assets to Louis Dreyfus for a total of approximately $155.8 million in cash, which includes approximately $18.5 million for other TE Products assets. This sale was in compliance with the October 2006 order and consent agreement with the Bureau of Competition of the Federal Trade Commission (“FTC”) and was completed in accordance with the terms and conditions approved by the FTC in February 2007. We used the proceeds from the transaction to partially fund our 2007 portion of the Jonah Phase V expansion and other organic growth projects. We recognized gains of approximately $59.6 million and $13.2 million related to the sale of our equity interests and other related assets of TE Products, respectively, which are included in gain on sale of ownership interest in MB Storage and gain on the sale of assets, respectively, in our statements of consolidated income.
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

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Other Refined Products Assets
     On January 23, 2007, we sold a 10-mile, 18-inch segment of pipeline to an affiliate of Enterprise Products Partners for approximately $8.0 million in cash. These assets were part of our Downstream Segment and had a net book value of approximately $2.5 million. The sales proceeds were used to fund construction of a replacement pipeline in the area, in which the new pipeline provides greater operational capability and flexibility. We recognized a gain of approximately $5.5 million on this transaction, which is included in gain on sale of assets in our statements of consolidated income.
Discontinued Operations
     Pioneer Plant
     On March 31, 2006, we sold our ownership interest in the Pioneer silica gel natural gas processing plant located near Opal, Wyoming, together with Jonah’s rights to process natural gas originating from the Jonah and Pinedale fields, located in southwest Wyoming, to an affiliate of Enterprise Products Partners for $38.0 million in cash. The Pioneer plant was not an integral part of our Midstream Segment operations, and natural gas processing is not a core business for us. We have no continuing involvement in the operations or results of this plant. This transaction was reviewed and recommended for approval by the ACG Committee and a fairness opinion was rendered by an investment banking firm. The sales proceeds were used to fund organic growth projects, retire debt and for other general partnership purposes. The carrying value of the Pioneer plant at March 31, 2006, prior to the sale, was $19.7 million. Costs associated with the completion of the transaction were approximately $0.4 million.
     Condensed statements of income for the Pioneer plant, which is classified as discontinued operations, for the three months and nine months ended September 30, 2006, are presented below:

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2006	2006
Operating revenues:
Sales of petroleum products	$—	$3,828
Other	—	932

Total operating revenues	—	4,760

Costs and expenses:
Purchases of petroleum products	—	3,000
Operating expense	—	182
Depreciation and amortization	—	51
Taxes – other than income taxes	—	30

Total costs and expenses	—	3,263

Income from discontinued operations	$—	$1,497

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Net cash provided by discontinued operations for the nine months ended September 30, 2006, are presented below:

For the Nine Months
Ended September 30,
2006
Cash flows from discontinued operations:
Net income	$19,369
Depreciation and amortization	51
Gain on sale of Pioneer plant	(17,872)
Increase in inventories	(27)

Net cash provided by discontinued operations	$1,521

NOTE 10. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
     The following table summarizes our intangible assets, including excess investments, being amortized at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Downstream Segment:
Transportation agreements	$1,000	$(346)	$1,000	$(308)
Other	4,474	(530)	1,974	(78)

Subtotal	5,474	(876)	2,974	(386)
Upstream Segment:
Transportation agreements	888	(321)	888	(276)
Other	10,030	(2,931)	10,030	(2,479)

Subtotal	10,918	(3,252)	10,918	(2,755)
Midstream Segment:
Gathering agreements	239,649	(101,848)	239,649	(86,537)
Fractionation agreement	38,000	(18,050)	38,000	(16,625)
Other	306	(145)	306	(134)

Subtotal	277,955	(120,043)	277,955	(103,296)

Total intangible assets	294,347	(124,171)	291,847	(106,437)

Excess investments: (1)
Downstream Segment (2)	33,390	(20,069)	33,390	(16,579)
Upstream Segment (3)	26,908	(4,964)	26,908	(4,450)
Midstream Segment (4)	5,660	(62)	2,924	—

Subtotal	65,958	(25,095)	63,222	(21,029)

Total intangible assets, including excess investments	$360,305	$(149,266)	$355,069	$(127,466)

(1)	Excess investments are included in “Equity Investments” in our Consolidated Balance Sheet.

(2)	Relates to our investment in Centennial Pipeline LLC.

(3)	Relates to our investment in Seaway Crude Pipeline Company.

(4)	Relates to our investment in Jonah Gas Gathering Company.

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the amortization expense of our intangible assets by segment for the three months and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Intangible assets:
Downstream Segment	$191	$12	$490	$(31)
Upstream Segment	157	184	497	545
Midstream Segment	5,566	6,490	16,747	22,154

Subtotal	5,914	6,686	17,734	22,668

Excess investments: (1)
Downstream Segment	1,897	1,027	3,490	2,731
Upstream Segment	171	173	514	518
Midstream Segment	29	—	62	—

Subtotal	2,097	1,200	4,066	3,249

Total amortization expense	$8,011	$7,886	$21,800	$25,917

(1)	Amortization of excess investments is included in equity earnings.
     The following table sets forth the estimated amortization expense of intangible assets and the estimated amortization expense allocated to equity earnings for the years ending December 31:

	Intangible Assets	Excess Investments
2007	$23,599	$5,006
2008	21,806	5,066
2009	19,512	4,470
2010	17,578	3,125
2011	15,889	973
Goodwill
     The following table presents the carrying amount of goodwill at both September 30, 2007 and December 31, 2006, by business segment:

	Downstream	Midstream	Upstream	Segments
	Segment	Segment	Segment	Total
Goodwill	$1,339	$—	$14,167	$15,506

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11. DEBT OBLIGATIONS
     The following table summarizes the principal amounts outstanding under all of our debt instruments at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Senior debt obligations:
Revolving Credit Facility, due December 2011	$377,000	$490,000
6.45% TE Products Senior Notes, due January 2008 (1)	179,991	179,968
7.625% Senior Notes, due February 2012	499,032	498,866
6.125% Senior Notes, due February 2013	199,237	199,130
7.51% TE Products Senior Notes, due January 2028	210,000	210,000

Total senior debt obligations	1,465,260	1,577,964

7.000% Junior Subordinated Notes, due June 2067	299,530	—

Total borrowings	1,764,790	1,577,964
Adjustment to carrying value associated with hedges of fair value swaps	23,171	25,323

Total Debt Instruments (1) (2)	$1,787,961	$1,603,287

Standby letter of credit outstanding (3)	$18,155	$8,700

(1)	In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, long-term debt reflects the classification of short-term obligations at September 30, 2007 as long-term. With respect to the 6.45% TE Products Senior Notes due in January 2008, we have the ability to use available credit capacity under our Revolving Credit Facility to fund the repayment of these Senior Notes.

(2)	We have entered into interest rate swap agreements to hedge our exposure to changes in the fair value on a portion of the debt obligations presented above (see Note 5).

(3)	Letters of credit were issued in connection with crude oil purchased during the respective quarter. Payables related to these purchases of crude oil are generally paid during the following quarter.
Revolving Credit Facility
     We have in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“Revolving Credit Facility”), which matures on December 13, 2011. We may request up to two one-year extensions of the maturity date, subject to lender approval and satisfaction of certain other conditions. Commitments under the credit facility may be increased up to a maximum of $850.0 million upon our request, subject to lender approval and the satisfaction of certain other conditions. The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. Financial covenants in the Revolving Credit Facility require that we maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the Revolving Credit Facility limit our ability to, among other things, incur additional indebtedness, make distributions in excess of Available Cash (see Note 12), incur liens, engage in specified transactions with affiliates and complete mergers, acquisitions and sales of assets. The credit agreement restricts the amount of outstanding debt of the Jonah joint venture to debt owing to the owners of its partnership interests and other third-party debt in the principal

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
aggregate amount of $50.0 million and allows for the issuance of certain hybrid securities of up to 15% of our Consolidated Total Capitalization (as defined therein). At September 30, 2007, $377.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.94%. At September 30, 2007, we were in compliance with the covenants of the Revolving Credit Facility.
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
     The TE Products Senior Notes do not have sinking fund requirements. Interest on the TE Products Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The TE Products Senior Notes are unsecured obligations of TE Products and rank pari passu with all other unsecured and unsubordinated indebtedness of TE Products. The indenture governing the TE Products Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit our ability to incur additional indebtedness. At September 30, 2007, TE Products was in compliance with the covenants of the TE Products Senior Notes.
     On February 20, 2002 and January 30, 2003, we issued $500.0 million principal amount of 7.625% Senior Notes due 2012 (“7.625% Senior Notes”) and $200.0 million principal amount of 6.125% Senior Notes due 2013 (“6.125% Senior Notes”), respectively. The 7.625% Senior Notes and the 6.125% Senior Notes were issued at discounts of $2.2 million and $1.4 million, respectively, and are being accreted to their face value over the applicable term of the senior notes. The senior notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points. The indentures governing our senior notes contain covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indentures do not limit our ability to incur additional indebtedness. At September 30, 2007, we were in compliance with the covenants of these senior notes.
Junior Subordinated Notes
     In May 2007, we issued and sold $300.0 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due June 1, 2067 (“Junior Subordinated Notes”). We used the proceeds from this

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Values
     The following table summarizes the estimated fair values of the Senior Notes and Junior Subordinated Notes at September 30, 2007 and December 31, 2006:

		Fair Value
		September 30,	December 31,
	Face Value	2007	2006
6.45% TE Products Senior Notes, due January 2008	$180,000	$180,270	$181,641
7.625% Senior Notes, due February 2012	500,000	533,456	537,067
6.125% Senior Notes, due February 2013	200,000	200,133	201,610
7.51% TE Products Senior Notes, due January 2028	210,000	218,400	221,471
7.000% Junior Subordinated Notes, due June 2067	300,000	269,069	—
Debt Obligations of Unconsolidated Affiliates
     We have one unconsolidated affiliate, Centennial, with long-term debt obligations. The following table shows the total debt of Centennial at September 30, 2007 (on a 100% basis to the affiliate) and the corresponding scheduled maturities of such debt.

Scheduled Maturities of Debt
2008	$10,100
2009	9,900
2010	9,100
2011	9,000
After 2011	101,900

Total scheduled maturities of debt	$140,000

     At September 30, 2007 and December 31, 2006, Centennial’s debt obligations consisted of $140.0 million and $150.0 million ($140.0 million borrowed under a master shelf loan agreement and $10.0 million borrowed under an additional credit agreement, which terminated in April 2007), respectively. Borrowings under the master shelf agreement mature in May 2024 and are collateralized by substantially all of Centennial’s assets and severally guaranteed by Centennial’s owners.
     TE Products and its joint venture partner in Centennial have each guaranteed one-half of Centennial’s debt obligations. If Centennial defaults on its debt obligations, the estimated payment obligation for TE Products is $70.0 million. At September 30, 2007, TE Products has recorded a liability of $9.7 million related to its guarantee of Centennial’s debt.
NOTE 12. PARTNERS’ CAPITAL AND DISTRIBUTIONS
     Our Units represent limited partner interests, which give the holders thereof the right to participate in distributions and to exercise the other rights or privileges available to them under our Fourth Amended and Restated Agreement of Limited Partnership (together with all amendments thereto, the “Partnership Agreement”). We are managed by our General Partner.
     In accordance with the Partnership Agreement, capital accounts are maintained for our General Partner and limited partners. The capital account provisions of our Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity accounts reflected under GAAP in our

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated financial statements. In connection with the amendment of our Partnership Agreement in December 2006, the General Partner’s obligation to make capital contributions to maintain its 2% capital account was eliminated.
     Our Partnership Agreement sets forth the calculation to be used in determining the amount and priority of cash distributions that our limited partners and General Partner will receive. Net income is allocated between the General Partner and the limited partners in the same proportion as aggregate cash distributions made to the General Partner and the limited partners during the period. This is generally consistent with the manner of allocating net income under our Partnership Agreement. Net income determined under our Partnership Agreement, however, incorporates principles established for U.S. federal income tax purposes and is not comparable to net income reflected under GAAP in our financial statements.
Offerings and Registration Statements
     In general, the Partnership Agreement authorizes us to issue an unlimited number of additional limited partner interests and other equity securities for such consideration and on such terms and conditions as may be established by our General Partner in its sole discretion (subject, under certain circumstances, to the approval of our unitholders).
     We have a universal shelf registration statement on file with the SEC that, subject to agreement on terms at the time of use and appropriate supplementation, allows us to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof. After taking into account past issuances of securities under this registration statement, as of September 30, 2007, we have the ability to issue approximately $1.2 billion of additional securities under this registration statement, subject to customary marketing terms and conditions.
     In May 2007, we sold $300.0 million in principal amount of Junior Subordinated Notes under our universal shelf registration statement. For additional information regarding this debt offering, see Note 11.
     In September 2007, we filed a registration statement with the SEC authorizing the issuance of up to 10,000,000 Units in connection with our distribution reinvestment plan (“DRIP”). The DRIP provides unitholders of record and beneficial owners of our Units a voluntary means by which they can increase the number of Units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional Units. Units purchased through the DRIP may be acquired at a discount ranging from 0% to 5% (currently set at 5%), which will be set from time to time by us. As of September 30, 2007, no Units have been issued in connection with the DRIP.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		General
	Unitholders	Partner
Quarterly Cash Distribution per Unit:
Up to Minimum Quarterly Distribution ($0.275 per Unit)	98%	2%
First Target – $0.276 per Unit up to $0.325 per Unit	85%	15%
Over First Target – Cash distributions greater than $0.325 per Unit	75%	25%
     The following table reflects the allocation of total distributions paid during the nine months ended September 30, 2007 and 2006. The amounts for the nine months ended September 30, 2007 take into account our issuance of 5.75 million Units in July 2006.

	For the Nine Months Ended
	September 30,
	2007	2006
Limited Partner Units (1)	$183,693	$145,558
General Partner Ownership Interest	3,749	2,971
General Partner Incentive	32,171	57,647

Total Cash Distributions Paid	$219,613	$206,176

Total Cash Distributions Paid Per Unit	$2.045	$2.025

(1)	The 2007 amount includes $28.8 million of distributions paid to affiliates of our General Partner with respect to the 14.1 million Units we issued in December 2006.
     Our quarterly cash distributions for 2007 are presented in the following table:

	Cash Distribution History
	Distribution	Record	Payment
	per Unit	Date	Date
1st Quarter 2007	$0.6850	Apr. 30, 2007	May 7, 2007
2nd Quarter 2007	0.6850	Jul. 31, 2007	Aug. 7, 2007
3rd Quarter 2007 (1)	0.6950	Oct. 31, 2007	Nov. 7, 2007

(1)	The third quarter 2007 cash distribution will total approximately $74.8 million.
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

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The plan is administered by a committee appointed by the Chairman or Vice Chairman of EPCO. The Unit Purchase Plan may be amended or terminated at any time by the board of directors of EPCO, or the Chairman of the Board or Vice Chairman of the Board of EPCO; however, any material amendment, such as a material increase in the number of Units available under the plan or an increase in the employee discount amount, would also require the approval of at least 50% of our unitholders. The Unit Purchase Plan is effective until December 8, 2016, or, if earlier, at the time that all available Units under the plan have been purchased on behalf of the participants or the time of termination of the plan by EPCO or the Chairman or Vice Chairman of EPCO. As of September 30, 2007, 1,357 Units have been issued to employees under this plan.
General Partner’s Interest
     At September 30, 2007 and December 31, 2006, we had deficit balances of $83.1 million and $85.7 million, respectively, in our General Partner’s equity account. These negative balances do not represent assets to us and do not represent obligations of the General Partner to contribute cash or other property to us. The General Partner’s equity account generally consists of its cumulative share of our net income less cash distributions made to it plus capital contributions that it has made to us (see our Statement of Consolidated Partners’ Capital for a detail of the General Partner’s equity account). For the nine months ended September 30, 2007, our General Partner was allocated $38.5 million (representing 16.47%) of our net income and received $35.9 million in cash distributions.
     Cash distributions that we make during a period may exceed our net income for the period. We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its reasonable discretion. Cash distributions in excess of net income allocations and capital contributions during previous years, resulted in a deficit in the General Partner’s equity account at December 31, 2006 and September 30, 2007. Future cash distributions that exceed net income will result in an increase in the deficit balance in the General Partner’s equity account.
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
Accumulated Other Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, gains or losses associated with pension or other postretirement benefits, prior service costs or credits associated with pension or other postretirement benefits, transition assets or obligations associated with pension or other postretirement benefits and unrealized gains and losses on certain investments in debt and equity securities to be reported in a financial statement. As of and for the nine months ended September 30, 2007, the components of accumulated other comprehensive income reflected on our consolidated balance sheet was composed of crude oil hedges, interest rate swaps, treasury locks and unrecognized losses associated with the TEPPCO RCBP. The series of crude oil hedges have forward positions throughout 2007 and 2008, the last of which ends in January 2009. While the crude oil hedges are in effect, changes in their fair values, to the extent the hedges are effective,

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are recognized in accumulated other comprehensive income until they are recognized in net income in future periods. The interest rate swaps mature in January 2008, are related to our variable rate Revolving Credit Facility and were designated as cash flow hedges beginning in the third quarter of 2006. These interest rate swaps were de-designated as cash flow hedges on June 30, 2007 (see Note 5). The proceeds from the termination of the treasury locks are being amortized into earnings over the terms of the respective debt (see Note 5).
     The accumulated balance of other comprehensive income (loss) is as follows:

Balance at December 31, 2006	$426
Changes in fair values of interest rate cash flow hedges and transfer of interest rate swaps to earnings	173
Changes in fair values of crude oil cash flow hedges	(3,369)
Proceeds from termination of treasury locks	1,443
Amortization of treasury lock proceeds into earnings	(38)
Changes in fair values of treasury locks	(2,594)
Pension benefit SFAS No. 158 adjustment	(34)

Balance at September 30, 2007	$(3,993)

NOTE 13. BUSINESS SEGMENTS
     We have three reporting segments:
•	Our Downstream Segment, which is engaged in the transportation, marketing and storage of refined products, LPGs and petrochemicals;

•	Our Upstream Segment, which is engaged in the gathering, transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals; and

•	Our Midstream Segment, which is engaged in the gathering of natural gas, fractionation of NGLs and transportation of NGLs.
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
     Our Upstream Segment revenues are earned from gathering, transporting, marketing and storing crude oil and distributing lubrication oils and specialty chemicals, principally in Oklahoma, Texas, New Mexico and the Rocky Mountain region. Marketing operations consist primarily of aggregating purchased crude oil along our

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pipeline systems, or from third party pipeline systems, and arranging the necessary transportation logistics for the ultimate sale or delivery of the crude oil to local refineries, marketers or other end users. Revenues are also generated from trade documentation and pumpover services, primarily at Cushing, Oklahoma, and Midland, Texas. Our Upstream Segment also includes our equity investment in Seaway (see Note 8). Seaway consists of large diameter pipelines that transport crude oil from Seaway’s marine terminals on the U.S. Gulf Coast to Cushing, Oklahoma, a crude oil distribution point for the central United States, and to refineries in the Texas City and Houston areas. Additionally, a new connection has been completed that allows Seaway to receive both onshore and offshore domestic crude oil in the Texas Gulf Coast area for delivery to Cushing.
     Our Midstream Segment revenues are earned from the gathering of coal bed methane and conventional natural gas in the San Juan Basin in New Mexico and Colorado, through Val Verde; transportation of NGLs from two trunkline NGL pipelines in South Texas, two NGL pipelines in East Texas and a pipeline system (Chaparral) from West Texas and New Mexico to Mont Belvieu; and the fractionation of NGLs in Colorado. Our Midstream Segment also includes our equity investment in Jonah (see Note 8). Jonah, which is a joint venture between us and an affiliate of Enterprise Products Partners, owns a natural gas gathering system in the Green River Basin in southwestern Wyoming. Prior to August 1, 2006, when Jonah was wholly-owned by us, operating results for Jonah were included in the consolidated Midstream Segment operating results. Effective August 1, 2006, we entered into the joint venture with an Enterprise Products Partners’ affiliate, upon which Jonah was deconsolidated, and its operating results since August 1, 2006, have been accounted for under the equity method of accounting. Operating results of the Pioneer plant, which we sold to an Enterprise Products Partners’ affiliate in March 2006, are shown as discontinued operations for the three months and nine months ended September 30, 2006.
     The following table presents our measurement of earnings before interest expense for the three months and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total operating revenues	$2,580,657	$2,570,045	$6,608,522	$7,531,466
Less: Total costs and expenses	2,525,938	2,518,206	6,419,640	7,358,819

Operating income	54,719	51,839	188,882	172,647
Add: Gain on sale of ownership interest in MB Storage	(20)	—	59,628	—
Equity earnings	19,059	11,567	54,856	15,230
Interest income	454	1,012	1,241	1,668
Other income – net	306	51	1,085	748

Earnings before interest expense, provision for Income taxes and discontinued operations	$74,518	$64,469	$305,692	$190,293

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A reconciliation of our earnings before interest expense, provision for income taxes and discontinued operations to net income for the three months and nine months ended September 30, 2007 and 2006 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Earnings before interest expense, provision for income taxes and discontinued operations discontinued operations	$74,518	$64,469	$305,692	$190,293
Interest expense – net	(26,901)	(23,181)	(71,897)	(63,522)

Income before provision for income taxes	47,617	41,288	233,795	126,771
Provision for income taxes	(14)	143	213	657

Income from continuing operations	47,631	41,145	233,582	126,114
Discontinued operations	—	—	—	19,369

Net income	$47,631	$41,145	$233,582	$145,483

     The table below includes information by segment, together with reconciliations to our consolidated totals for the periods indicated:

	Downstream	Upstream	Midstream	Partnership
	Segment	Segment	Segment	and Other	Consolidated
Revenues from third parties:
Three months ended September 30, 2007	$83,393	$2,464,750	$27,672	$—	$2,575,815
Three months ended September 30, 2006	71,415	2,453,601	40,295	—	2,565,311
Nine months ended September 30, 2007	257,858	6,254,605	81,464	—	6,593,927
Nine months ended September 30, 2006	212,115	7,151,580	153,615	—	7,517,310

Revenues from related parties:
Three months ended September 30, 2007	$1,135	$281	$3,478	$(52)	$4,842
Three months ended September 30, 2006	943	262	3,645	(116)	4,734
Nine months ended September 30, 2007	4,768	749	9,493	(415)	14,595
Nine months ended September 30, 2006	3,643	338	10,291	(116)	14,156

Intersegment and intrasegment revenues:
Three months ended September 30, 2007	$—	$—	$—	$—	$—
Three months ended September 30, 2006	—	63	(45)	(18)	—
Nine months ended September 30, 2007	—	80	—	(80)	—
Nine months ended September 30, 2006	—	602	6,711	(7,313)	—

Total revenues:
Three months ended September 30, 2007	$84,528	$2,465,031	$31,150	$(52)	$2,580,657
Three months ended September 30, 2006	72,358	2,453,926	43,895	(134)	2,570,045
Nine months ended September 30, 2007	262,626	6,255,434	90,957	(495)	6,608,522
Nine months ended September 30, 2006	215,758	7,152,520	170,617	(7,429)	7,531,466

Operating income:
Three months ended September 30, 2007	$26,646	$20,602	$7,465	$6	$54,719
Three months ended September 30, 2006	19,586	19,446	12,798	9	51,839
Nine months ended September 30, 2007	101,533	63,660	20,235	3,454	188,882
Nine months ended September 30, 2006	59,641	53,097	59,900	9	172,647

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Downstream	Upstream	Midstream	Partnership
	Segment	Segment	Segment	and Other	Consolidated
Equity earnings (losses):
Three months ended September 30, 2007	$(3,064)	$1,073	$21,056	$(6)	$19,059
Three months ended September 30, 2006	(2,949)	2,962	11,563	(9)	11,567
Nine months ended September 30, 2007	(8,430)	4,310	62,430	(3,454)	54,856
Nine months ended September 30, 2006	(6,581)	10,257	11,563	(9)	15,230

Earnings before interest expense, provision for income taxes and discontinued operations:
Three months ended September 30, 2007	$24,096	$21,719	$28,703	$—	$74,518
Three months ended September 30, 2006	16,926	22,752	24,791	—	64,469
Nine months ended September 30, 2007	154,454	68,114	83,124	—	305,692
Nine months ended September 30, 2006	54,313	63,967	72,013	—	190,293

Segment assets:
At September 30, 2007	$1,191,059	$1,883,534	$1,465,232	$(72,488)	$4,467,337
At December 31, 2006	1,160,929	1,504,699	1,335,502	(79,038)	3,922,092

Investments in unconsolidated affiliates:
At September 30, 2007	$80,776	$192,214	$824,441	$—	$1,097,431
At December 31, 2006	148,316	195,584	695,810	—	1,039,710

Intangible assets:
At September 30, 2007	$4,598	$7,666	$157,912	$—	$170,176
At December 31, 2006	2,588	8,163	174,659	—	185,410

Goodwill:
At September 30, 2007	$1,339	$14,167	$—	$—	$15,506
At December 31, 2006	1,339	14,167	—	—	15,506

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 14. RELATED PARTY TRANSACTIONS
     The following table summarizes the related party transactions for the three months and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues from EPCO and affiliates:
Sales of petroleum products (1)	$91	$1,009	$196	$3,078
Transportation – NGLs (2)	3,478	2,760	9,493	7,379
Transportation – LPGs (3)	695	476	2,968	2,831
Transportation – Refined products (4)	61	—	105	—
Other operating revenues (5)	301	400	1,508	609
Revenues from unconsolidated affiliates:
Other operating revenues (6)	216	89	325	259
Costs and Expenses from EPCO and affiliates (7):
Purchases of petroleum products (8)	17,133	17,415	40,373	38,424
Operating expense (9)	24,126	23,530	72,890	76,314
General and administrative	6,568	4,567	19,150	16,672
Costs and Expenses from unconsolidated affiliates:
Purchases of petroleum products (10)	2,341	1,014	2,341	2,075
Operating expense (11)	2,701	1,690	6,363	3,566

(1)	Includes sales of Lubrication Services, LLC (“LSI”) to various EPCO affiliates.

(2)	Includes revenues from NGL transportation on the Chaparral and Panola NGL pipelines.

(3)	Includes revenues from LPG transportation on the TE Products pipeline.

(4)	Includes revenues from refined products transportation from affiliates of Energy Transfer Equity L.P. for the three months and five months ended September 30, 2007. See “Relationship with Energy Transfer Equity” below.

(5)	Includes other operating revenues on the TE Products pipeline.

(6)	Includes management fees and rental revenues.

(7)	Includes payroll, payroll related expenses, administrative expenses, including reimbursements related to employee benefits and employee benefit plans, incurred in managing us and our subsidiaries in accordance with the ASA, rent expense, trucking services expense and other operating expenses.

(8)	Includes TCO purchases of condensate for the three months ended September 30, 2007 and 2006 of $12.6 million and $14.0 million, respectively, and for the nine months ended September 30, 2007 and 2006 of $28.2 million and $30.3 million, respectively.

(9)	Includes insurance expense for the three months ended September 30, 2007 and 2006, related to premiums paid by EPCO of $2.8 million and $3.6 million, respectively, and for the nine months ended September 30, 2007 and 2006 of $11.6 million and $10.7 million, respectively. The majority of our insurance coverage, including property, liability, business interruption, auto and directors and officers’ liability insurance, was obtained through EPCO.

(10)	Includes pipeline transportation expense.

(11)	Includes rental expense and other operating expense.

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the related party balances at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Accounts receivable, related parties (1)	$5,883	$11,788
Gas imbalance receivable	—	1,278
Insurance reimbursement receivable	1,426	1,426
Accounts payable, related parties (2)	38,023	34,461
Deferred revenue, related parties	—	252
Other liabilities, related party (3)	—	1,814

(1)	Relates to sales and transportation services provided to EPCO and affiliates and direct payroll, payroll related costs and other operational charges to unconsolidated affiliates.

(2)	Relates to direct payroll, payroll related costs and other operational related charges from EPCO and affiliates, transportation and other services provided by unconsolidated affiliates and advances from Seaway for operating expenses.

(3)	Relates to our share of EPCO’s Oil Insurance Limited insurance program retrospective premiums obligation.
Relationship with EPCO and Affiliates
     We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities:
•	EPCO and its consolidated private company subsidiaries;

•	Texas Eastern Products Pipeline Company, LLC, our General Partner;

•	Enterprise GP Holdings, which owns and controls our General Partner;

•	Enterprise Products Partners, which is controlled by affiliates of EPCO, including Enterprise GP Holdings;

•	Duncan Energy Partners L.P., which is controlled by affiliates of EPCO; and

•	Enterprise Gas Processing LLC, which is controlled by affiliates of EPCO and is our joint venture partner in Jonah.
     EPCO, a private company controlled by Dan L. Duncan, is an affiliate of Enterprise GP Holdings, which owns and controls our General Partner. Enterprise GP Holdings owns all of the membership interests of our General Partner. The principal business activity of our General Partner is to act as our managing partner. The executive officers of our General Partner are employees of EPCO (see Note 1).
     We and our General Partner are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates. We paid cash distributions of $35.9 million and $60.6 million during the nine months ended September 30, 2007 and 2006, respectively, to our General Partner.
     The limited partner interests in us that are owned or controlled by EPCO and certain of its affiliates, other than those interests owned by Dan Duncan LLC and certain trusts affiliated with Dan L. Duncan, are pledged as security under the credit facility of an affiliate of EPCO. This credit facility contains customary and other events of default relating to EPCO and certain affiliates, including Enterprise GP Holdings, Enterprise Products Partners and us. All of the membership interests in our General Partner and the limited partner interests in us that are owned or controlled by Enterprise GP Holdings are pledged as security under its credit facility.

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Sale of Pioneer plant
     On March 31, 2006, we sold our ownership interest in the Pioneer silica gel natural gas processing plant located near Opal, Wyoming, together with Jonah’s rights to process natural gas originating from the Jonah and Pinedale fields, located in southwest Wyoming, to an affiliate of Enterprise Products Partners for $38.0 million in cash. The Pioneer plant was not an integral part of our Midstream Segment operations, and natural gas processing is not a core business for us. We have no continuing involvement in the operations or results of this plant. This transaction was reviewed and recommended for approval by the ACG Committee and a fairness opinion was rendered by an investment banking firm. The sales proceeds were used to fund organic growth projects, retire debt and for other general partnership purposes. The carrying value of the Pioneer plant at March 31, 2006, prior to the sale, was $19.7 million. Costs associated with the completion of the transaction were approximately $0.4 million.
Jonah Joint Venture
     On August 1, 2006, Enterprise Products Partners (through an affiliate) became our joint venture partner by acquiring an interest in Jonah, the partnership through which we have owned our interest in the Jonah system. Through September 30, 2007, we have reimbursed Enterprise Products Partners $213.3 million for our share of the Phase V cost incurred by it (including its cost of capital incurred prior to the formation of the joint venture of $1.3 million). At September 30, 2007, we had a payable to Enterprise Products Partners for costs incurred of $13.0 million (see Note 8). At September 30, 2007, we had a receivable from Jonah of $5.1 million for operating expenses.
     In conjunction with the formation of the joint venture, we have agreed to indemnify Enterprise Products Partners from any and all losses, claims, demands, suits, liability, costs and expenses arising out of or related to breaches of our representations, warranties, or covenants related to the formation of the Jonah joint venture, Jonah’s ownership or operation of the Jonah system prior to the effective date of the joint venture, and any environmental activity, or violation of or liability under environmental laws arising from or related to the condition of the Jonah system prior to the effective date of the joint venture. In general, a claim for indemnification cannot be filed until the losses suffered by Enterprise Products Partners exceed $1.0 million, and the maximum potential amount of future payments under the indemnity is limited to $100.0 million. However, if certain representations or warranties are breached, the maximum potential amount of future payments under the indemnity is capped at $207.6 million. All indemnity payments are net of insurance recoveries that Enterprise Products Partners may receive from third-party insurers. We carry insurance coverage that may offset any payments required under the indemnity. We do not expect that these indemnities will have a material adverse effect on our financial position, results of operations or cash flows.
Sale of General Partner to Enterprise GP Holdings
     On May 7, 2007, all of the membership interests in our General Partner, together with 4,400,000 of our Units, were sold by DFI to Enterprise GP Holdings, a publicly traded partnership also controlled indirectly by

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
EPCO. Mr. Duncan and certain of his affiliates, including EPCO, Enterprise GP Holdings and Dan Duncan LLC, a privately held company controlled by him, control us, our General Partner and Enterprise Products Partners and its affiliates, including Duncan Energy Partners L.P. As of May 7, 2007, Enterprise GP Holdings owns and controls the 2% general partner interest in us and has the right (through its 100% ownership of our General Partner) to receive the incentive distribution rights associated with the general partner interest. Enterprise GP Holdings, DFI and other entities controlled by Mr. Duncan own 16,691,550 of our Units.
Other Transactions
     On January 23, 2007, we sold a 10-mile, 18-inch segment of pipeline to an affiliate of Enterprise Products Partners for approximately $8.0 million. These assets were part of our Downstream Segment and had a net book value of approximately $2.5 million. The sales proceeds were used to fund construction of a replacement pipeline in the area, in which the new pipeline provides greater operational capability and flexibility. We recognized a gain of approximately $5.5 million on this transaction (see Note 9).
     In June 2007, we purchased 300,000 barrels of propane linefill from an affiliate of Enterprise Products Partners for approximately $14.4 million.
Relationship with Energy Transfer Equity
     In May 2007, Enterprise GP Holdings acquired non-controlling ownership interests in Energy Transfer Equity, L.P. (“Energy Transfer Equity”) and LE GP, LLC (“ETE GP”), the general partner of Energy Transfer Equity. Following the transaction, Enterprise GP Holdings owns approximately 34.9% of the membership interests in ETE GP and 38,976,090 common units of Energy Tranfer Equity representing approximately 17.6% of the outstanding limited partner interests in Energy Transfer Equity. Additionally, Enterprise GP Holdings acquired all of the membership interests in our General Partner and 4,400,000 of our Units (see Note 1). As a result of these transactions, ETE GP and Energy Transfer Equity have become related parties to us. For the three months and five months ended September 30, 2007, we recorded $0.06 million and $0.1 million, respectively, of revenue from a monthly storage contract with one of Energy Transfer Equity’s subsidiaries and did not incur any operating costs or expenses.
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
NOTE 15. EARNINGS PER UNIT
     Basic earnings per Unit is computed by dividing net income or loss allocated to limited partner interests by the weighted average number of distribution-bearing Units outstanding during a period. The amount of net income allocated to limited partner interests is derived by subtracting our General Partner’s share of the net income from total net income. Diluted earnings per Unit is computed by dividing net income or loss allocated to limited partner interests by the sum of (i) the weighted-average number of distribution-bearing Units outstanding during a period (as used in determining basic earnings per Unit); and (ii) the number of incremental Units resulting from the assumed exercise of dilutive unit options outstanding during a period (the “incremental option units”).

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In a period of net operating losses, restricted units and incremental option units are excluded from the calculation of diluted earnings per Unit due to their anti-dilutive effect. The dilutive incremental option units are calculated using the treasury stock method, which assumes that proceeds from the exercise of all in-the-money options at the end of each period are used to repurchase Units at an average market value during the period. The amount of Units remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.
     In May 2007, we granted 155,000 unit options to our employees (see Note 3). These unit options were excluded from the computation of diluted earnings per Unit due to their anti-dilutive effect as they represent unit options with an exercise price greater than the average market price of a Unit for the period.
     The following table shows the computation of basic and diluted earnings per Unit for the three months and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income from continuing operations	$47,631	$41,145	$233,582	$126,114
Discontinued operations	—	—	—	19,369

Net income	47,631	41,145	233,582	145,483
General Partner interest in net income	16.74%	29.40%	16.47%	29.40%

Earnings allocated to General Partner:
Income from continuing operations	$7,975	$12,098	$38,476	$37,079
Discontinued operations	—	—	—	5,695

Net income allocated	7,975	12,098	38,476	42,774

BASIC EARNINGS PER UNIT:
Numerator:
Income from continuing operations	$39,656	$29,047	$195,106	$89,035
Discontinued operations	—	—	—	13,674

Limited partners’ interest in net income	$39,656	$29,047	$195,106	$102,709

Denominator:
Units	89,806	75,360	89,805	71,782
Time-vested restricted Units	62	—	30	—

Total Weighted average Units outstanding	89,868	75,360	89,835	71,782

Basic earnings per Unit:
Income from continuing operations	$0.44	$0.39	$2.17	$1.24
Discontinued operations	—	—	—	0.19

Limited partners’ interest in net income	$0.44	$0.39	$2.17	$1.43

DILUTED EARNINGS PER UNIT:
Numerator:
Income from continuing operations	$39,656	$29,047	$195,106	$89,035
Discontinued operations	—	—	—	13,674

Limited partners’ interest in net income	$39,656	$29,047	$195,106	$102,709

Denominator:
Units	89,806	75,360	89,805	71,782
Time-vested restricted Units	62	—	30	—

Total Weighted average Units outstanding	89,868	$75,360	89,835	71,782

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Diluted earnings per Unit:
Income from continuing operations	$0.44	$0.39	$2.17	$1.24
Discontinued operations	—	—	—	0.19

Limited partners’ interest in net income	$0.44	$0.39	$2.17	$1.43

     Our General Partner’s percentage interest in our net income increases as cash distributions paid per Unit increase, in accordance with our Partnership Agreement. At September 30, 2007 and 2006, we had outstanding 89,868,586 and 75,713,554 Units, respectively.
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

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
alleged contamination of this property. While we cannot predict the ultimate outcome, we do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position, results of operations or cash flows.
     On September 18, 2006, Peter Brinckerhoff, a purported unitholder of TEPPCO, filed a complaint in the Court of Chancery of New Castle County in the State of Delaware, in his individual capacity, as a putative class action on behalf of our other unitholders, and derivatively on our behalf, concerning proposals made to our unitholders in our definitive proxy statement filed with the SEC on September 11, 2006 (“Proxy Statement”) and other transactions involving us and Enterprise Products Partners or its affiliates. Mr. Brinckerhoff filed an amended complaint on July 12, 2007. The amended complaint names as defendants the General Partner; the Board of Directors of the General Partner; EPCO; Enterprise Products Partners and certain of its affiliates and Dan L. Duncan. We are named as a nominal defendant.
     The amended complaint alleges, among other things, that certain of the transactions adopted at a special meeting of our unitholders on December 8, 2006, including a reduction of the General Partner’s maximum percentage interest in our distributions in exchange for Units (the “Issuance Proposal”), were unfair to our unitholders and constituted a breach by the defendants of fiduciary duties owed to our unitholders and that the Proxy Statement failed to provide our unitholders with all material facts necessary for them to make an informed decision whether to vote in favor of or against the proposals. The amended complaint further alleges that, since Mr. Duncan acquired control of the General Partner in 2005, the defendants, in breach of their fiduciary duties to us and our unitholders, have caused us to enter into certain transactions with Enterprise Products Partners or its affiliates that were unfair to us or otherwise unfairly favored Enterprise Products Partners or its affiliates over us. The amended complaint alleges that such transactions include the Jonah joint venture entered into by us and an Enterprise Products Partners’ affiliate in August 2006 (citing the fact that our ACG Committee did not obtain a fairness opinion from an independent investment banking firm in approving the transaction), and the sale by us to an Enterprise Products Partners’ affiliate of the Pioneer plant in March 2006. As more fully described in the Proxy Statement, the ACG Committee recommended the Issuance Proposal for approval by the Board of Directors of the General Partner. The amended complaint also alleges that Richard S. Snell, Michael B. Bracy and Murray H. Hutchison, constituting the three members of the ACG Committee, cannot be considered independent because of their alleged ownership of securities in Enterprise Products Partners and its affiliates and/or their relationships with Mr. Duncan.
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

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations, and that the cost of compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial position. We cannot ensure, however, that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and cash flows. At September 30, 2007 and December 31, 2006, we have accrued liability balances of $1.6 million and $1.8 million, respectively, related to sites requiring environmental remediation activities.
     In 1999, our Arcadia, Louisiana, facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of environmental contamination. Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility. This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility. At September 30, 2007, we have an accrued liability of $0.1 million for remediation costs at our Arcadia facility. We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.
     On July 27, 2004, we received notice from the DOJ of its intent to seek a civil penalty against us related to our November 21, 2001, release of approximately 2,575 barrels of jet fuel from our 14-inch diameter pipeline located in Orange County, Texas. The DOJ, at the request of the Environmental Protection Agency, was seeking a civil penalty against us for alleged violations of the Clean Water Act arising out of this release, as well as three smaller spills at other locations in 2004 and 2005. We agreed with the DOJ on a penalty of approximately $2.9 million, along with our commitment to implement additional spill prevention measures. In August 2007, we deposited $2.9 million into a restricted cash account per the terms of the settlement, and in October 2007, we paid the $2.9 million plus interest earned on the amount to the DOJ. This settlement did not have a material adverse effect on our financial position, results of operations or cash flows.
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

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Seaway, and any settlement should be covered by our insurance. We do not expect the settlement of the Colbert release to have a material adverse effect on our financial position, results of operations or cash flows.
     On September 18, 2005, a propane release and fire occurred at our Todhunter facility, near Middletown, Ohio. The incident resulted in the death of one of our employees; there were no other injuries. Repairs to the impacted facilities have been completed. On March 17, 2006, we received a citation from the Occupational Safety and Health Administration arising out of this incident, with a penalty of $0.1 million. The settlement of this citation did not have a material adverse effect on our financial position, results of operations or cash flows.
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

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contractual Obligations
     In May 2007, we issued $300.0 million of Junior Subordinated Notes due June 2067 (see Note 11). Other than the issuance of the Junior Subordinated Notes, there have been no significant changes in our schedule of maturities of long-term debt or other contractual obligations since the year ended December 31, 2006.
     The following table summarizes our maturities of long-term debt obligations at September 30, 2007 (in millions):

	Payment or Settlement due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
Maturities of long-term debt (1)(2)	$1,767.0	$—	$—	$—	$—	$377.0	$1,390.0

(1)	We have long-term payment obligations under our Revolving Credit Facility, our Senior Notes and our Junior Subordinated Notes. Amounts shown in the table represent our scheduled future maturities of long-term debt principal for the periods indicated (see Note 11 for additional information regarding our consolidated debt obligations).

(2)	In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, we have classified our 6.45% TE Products Senior Notes due in January 2008 as long-term (see Note 11 for additional information).
Other
     At September 30, 2007, Centennial had $140.0 million outstanding under its credit facility, which expires in 2024. TE Products and Marathon have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under this credit facility. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for TE Products and Marathon is $70.0 million each at September 30, 2007. Provisions included in the Centennial credit facility required that certain financial metrics be achieved and for the guarantees to be removed by May 2007. These metrics were not achieved, and the provisions of the Centennial debt agreement was amended in May 2007 to require the guarantees to remain throughout the life of the debt. As a result of the guarantee, at September 30, 2007, TE Products has an obligation of $9.7 million, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee.
     TE Products, Marathon and Centennial have entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event. There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each. As a result of the catastrophic event guarantee, at September 30, 2007, TE Products has an obligation of $4.2 million, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee. If a catastrophic event were to occur and we were required to contribute cash to Centennial, contributions exceeding our deductible might be covered by our insurance, depending upon the nature of the catastrophic event.
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

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION
     The following table provides information regarding (i) the net effect of changes in our operating assets and liabilities, (ii) non-cash investing activities and (iii) cash payments for interest for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended
	September 30,
	2007	2006
Decrease (increase) in:
Accounts receivable, trade	$(296,058)	$(3,995)
Accounts receivable, related parties	(5,556)	1,309
Inventories	(61,729)	103
Other current assets	(5,240)	5,877
Other	(16,529)	(7,259)
Increase (decrease) in:
Accounts payable and accrued expenses	331,312	2,159
Accounts payable, related parties	(672)	14,919
Other	(2,253)	(3,701)

Net effect of changes in operating accounts	$(56,725)	$9,412

Non-cash investing activities:
Payable to Enterprise Gas Processing, LLC for spending for Phase V expansion of Jonah Gas Gathering Company	$12,968	$18,943

Net assets transferred to Jonah Gas Gathering Company	$—	$572,609

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$73,086	$84,402

NOTE 18. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     TE Products, TCTM, TEPPCO Midstream and Val Verde have issued full, unconditional, and joint and several guarantees of our Senior Notes, our Junior Subordinated Notes (collectively “the Guaranteed Debt”) and our Revolving Credit Facility. In addition, during the 2006 period presented below and extending through July 31, 2006, Jonah also had provided the same guarantees of our Senior Notes. Effective August 1, 2006, Enterprise Products Partners, through its affiliate, Enterprise Gas Processing, LLC, became our joint venture partner by acquiring an interest in Jonah (see Note 8).  Jonah was released as a guarantor of the Senior Notes and Revolving Credit Facility, effective upon the formation of the joint venture. For periods prior to August 1, 2006, TE Products, TCTM, TEPPCO Midstream, Jonah and Val Verde are collectively referred to as the “Guarantor Subsidiaries” and for periods after August 1, 2006, references to “Guarantor Subsidiaries” exclude Jonah.
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

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2007
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets	$22,877	$78,974	$1,316,233	$(87,508)	$1,330,576
Property, plant and equipment – net	—	1,111,031	639,253	—	1,750,284
Equity investments	1,331,273	1,316,641	192,234	(1,742,717)	1,097,431
Intercompany notes receivable	1,399,059	—	—	(1,399,059)	—
Intangible assets	—	140,851	29,325	—	170,176
Other assets	8,421	37,677	72,774	(2)	118,870

Total assets	$2,761,630	$2,685,174	$2,249,819	$(3,229,286)	$4,467,337

Liabilities and partners’ capital
Current liabilities	$31,539	$121,048	$1,258,046	$(87,508)	$1,323,125
Long-term debt	1,399,204	388,757	—	—	1,787,961
Intercompany notes payable	—	890,760	508,299	(1,399,059)	—
Other long-term liabilities	426	23,548	1,818	(2)	25,790
Total partners’ capital	1,330,461	1,261,061	481,656	(1,742,717)	1,330,461

Total liabilities and partners’ capital	$2,761,630	$2,685,174	$2,249,819	$(3,229,286)	$4,467,337

	December 31, 2006
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets	$37,534	$149,056	$894,916	$(114,796)	$966,710
Property, plant and equipment – net	—	958,266	683,829	—	1,642,095
Equity investments	1,320,672	1,317,671	195,606	(1,794,239)	1,039,710
Intercompany notes receivable	1,215,132	—	—	(1,215,132)	—
Intangible assets	—	153,803	31,607	—	185,410
Other assets	5,769	21,657	60,741	—	88,167

Total assets	$2,579,107	$2,600,453	$1,866,699	$(3,124,167)	$3,922,092

Liabilities and partners’ capital
Current liabilities	$40,578	$161,101	$889,665	$(114,796)	$976,548
Long-term debt	1,215,948	387,339	—	—	1,603,287
Intercompany notes payable	—	711,381	503,751	(1,215,132)	—
Other long-term liabilities	2,251	17,857	1,819	—	21,927
Total partners’ capital	1,320,330	1,322,775	471,464	(1,794,239)	1,320,330

Total liabilities and partners’ capital	$2,579,107	$2,600,453	$1,866,699	$(3,124,167)	$3,922,092

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended September 30, 2007
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues	$—	$92,339	$2,488,370	$(52)	$2,580,657
Costs and expenses	—	69,254	2,456,744	(58)	2,525,940
Gains on sales of assets	—	(2)	—	—	(2)

Operating income	—	23,087	31,626	6	54,719

Interest expense – net	—	(20,131)	(6,770)	—	(26,901)
Gain on sale of ownership interest in MB Storage	—	(20)	—	—	(20)
Equity earnings	47,631	44,180	1,073	(73,825)	19,059
Other income – net	—	615	145	—	760

Income before provision for income taxes	47,631	47,731	26,074	(73,819)	47,617
Provision for income taxes	—	100	(114)	—	(14)

Net income	$47,631	$47,631	$26,188	$(73,819)	$47,631

	For the Three Months Ended September 30, 2006
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues	$—	$85,938	$2,484,528	$(421)	$2,570,045
Costs and expenses	—	69,040	2,449,601	(421)	2,518,220
Gains on sales of assets	—	(14)	—	—	(14)

Operating income	—	16,912	34,927	—	51,839

Interest expense – net	—	(14,586)	(8,595)	—	(23,181)
Equity earnings	41,145	38,603	2,962	(71,143)	11,567
Other income – net	—	356	707	—	1,063

Income before provision for income taxes	41,145	41,285	30,001	(71,143)	41,288
Provision for income taxes	—	140	3	—	143

Income from continuing operations	41,145	41,145	29,998	(71,143)	41,145
Discontinued operations	—	—	—	—	—

Net income	$41,145	$41,145	$29,998	$(71,143)	$41,145

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Nine Months Ended September 30, 2007
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues	$—	$278,944	$6,330,073	$(495)	$6,608,522
Costs and expenses	—	202,876	6,239,366	(3,949)	6,438,293
Gains on sales of assets	—	(18,653)	—	—	(18,653)

Operating income	—	94,721	90,707	3,454	188,882

Interest expense – net	—	(51,435)	(20,462)	—	(71,897)
Gain on sale of ownership interest in MB Storage	—	59,628	—	—	59,628
Equity earnings	233,582	128,339	4,310	(311,375)	54,856
Other income – net	—	1,934	392	—	2,326

Income before provision for income taxes	233,582	233,187	74,947	(307,921)	233,795
Provision for income taxes	—	(395)	608	—	213

Net income	$233,582	$233,582	$74,339	$(307,921)	$233,582

	For the Nine Months Ended September 30, 2006
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating revenues	$—	$257,078	$7,282,867	$(8,479)	$7,531,466
Costs and expenses	—	207,291	7,161,417	(8,479)	7,360,229
Gains on sales of assets	—	(1,410)	—	—	(1,410)

Operating income	—	51,197	121,450	—	172,647

Interest expense – net	—	(37,756)	(25,766)	—	(63,522)
Equity earnings	145,483	130,883	10,257	(271,393)	15,230
Other income – net	—	1,299	1,117	—	2,416

Income before provision for income taxes	145,483	145,623	107,058	(271,393)	126,771
Provision for income taxes	—	140	517	—	657

Income from continuing operations	145,483	145,483	106,541	(271,393)	126,114
Discontinued operations	—	—	19,369	—	19,369

Net income	$145,483	$145,483	$125,910	$(271,393)	$145,483

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Nine Months Ended September 30, 2007
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net income	$233,582	$233,582	$74,339	$(307,921)	$233,582
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	—	(632)	(24)	—	(656)
Depreciation and amortization	—	55,649	22,086	—	77,735
Earnings in equity investments, net of distributions	(13,969)	23,051	4,890	28,139	42,111
Gains on sales of assets and ownership interest	—	(78,281)	—	—	(78,281)
Changes in assets and liabilities and other	(179,783)	(87,124)	30,392	181,210	(55,305)

Net cash from operating activities	39,830	146,245	131,683	(98,572)	219,186

Cash flows from investing activities	—	(106,070)	(73,697)	(2,876)	(182,643)
Cash flows from financing activities	(35,403)	(39,939)	(58,028)	96,785	(36,585)

Net change in cash and cash equivalents	4,427	236	(42)	(4,663)	(42)
Cash and cash equivalents, January 1	10,975	—	70	(10,975)	70

Cash and cash equivalents, September 30	$15,402	$236	$28	$(15,638)	$28

	For the Nine Months Ended September 30, 2006
					TEPPCO
	TEPPCO	Guarantor	Non-Guarantor	Consolidating	Partners, L.P.
	Partners, L.P.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net income	$145,483	$145,483	$125,910	$(271,393)	$145,483
Adjustments to reconcile net income to net cash from continuing operating activities:
Income from discontinued operations	—	—	(19,369)	—	(19,369)
Deferred income taxes	—	140	517	—	657
Depreciation and amortization	—	53,236	30,447	—	83,683
Earnings in equity investments, net of distributions	60,693	10,125	5,061	(64,563)	11,316
Gains on sales of assets	—	(1,410)	—	—	(1,410)
Changes in assets and liabilities and other	51,523	(26,087)	18,315	(33,098)	10,653

Net cash from continuing operating activities.	257,699	181,487	160,881	(369,054)	231,013
Cash flows from discontinued operations	—	—	1,521	—	1,521

Net cash from operating activities	257,699	181,487	162,402	(369,054)	232,534

Cash flows from investing activities	(195,072)	34,715	(54,333)	40,131	(174,559)
Cash flows from financing activities	(58,004)	(216,190)	(108,098)	324,288	(58,004)

Net change in cash and cash equivalents	4,623	12	(29)	(4,635)	(29)
Cash and cash equivalents, January 1	1,978	—	107	(1,966)	119

Cash and cash equivalents, September 30	$6,601	$12	$78	$(6,601)	$90

TEPPCO PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 19. SUBSEQUENT EVENTS
Senior Notes Redemption
     In October 2007, we redeemed $35.0 million principal amount of the 7.51% TE Products Senior Notes for $36.1 million and accrued interest. We funded the redemption with borrowings under our Revolving Credit Facility.
Treasury Locks
     In October 2007, we executed forward treasury locks that extend through January 31, 2008 for a notional amount totaling $200.0 million. These agreements, which are derivative instruments, have been designated as cash flow hedges to offset our exposure to increases in the underlying U.S. Treasury benchmark rate that is expected to be used to establish the fixed interest rate for debt that we expect to incur in 2008. The average rate under the treasury locks was 4.06%. The actual coupon rate of the expected debt will be comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium at the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the three months and nine months ended September 30, 2007 and 2006
     The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report. The following information and such unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our discussion and analysis includes the following:
•	Key References Used in this Quarterly Report.

•	Cautionary Note Regarding Forward-Looking Statements.

•	Overview of Critical Accounting Policies and Estimates.

•	Overview of Business.

•	Recent Developments – Discusses recent developments during the quarter ended September 30, 2007.

•	Results of Operations – Discusses material period-to-period variances in the statements of consolidated income.

•	Financial Condition and Liquidity – Analyzes cash flows and financial position.

•	Other Considerations – Addresses available sources of liquidity, trends, future plans and contingencies that are reasonably likely to materially affect future liquidity or earnings.

•	Recent Accounting Pronouncements.
     As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British Thermal units
Bcf	= billion cubic feet
MMBtus	= million British Thermal units
MMcf	= million cubic feet
Mcf	= thousand cubic feet
MMBbls	= million barrels
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Key References Used in this Quarterly Report
     Unless the context requires otherwise, references to “we,” “us,” “our” or “TEPPCO” are intended to mean the business and operations of TEPPCO Partners, L.P. and its consolidated subsidiaries.
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

     References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., and its consolidated subsidiaries, a publicly traded Delaware limited partnership, which is an affiliate of ours. Enterprise GP Holdings owns the general partner of Enterprise Products Partners.
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
     The forward-looking statements contained in this Report speak only as of the date hereof. Except as required by the federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report and in our future periodic reports filed with the U.S. Securities and Exchange Commission (“SEC”). In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report may not occur.
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
Recent Developments
Jonah Phase V Expansion
     During August 2007, with the completion of a contruction milestone (as defined in the partnership agreement) in the Phase V expansion of the Jonah Gas Gathering Company (“Jonah”) project, we and Enterprise Products Partners began sharing cash distributions and earnings based on a formula that takes into account the capital contributions of the parties, including expenditures by us prior to the expansion. Based on this formula in the partnership agreement, at September 30, 2007, our ownership interest in Jonah was approximately 80.64%, and Enterprise Products Partners’ ownership interest in Jonah was approximately 19.36%. Our ownership interest in Jonah is anticipated to remain at 80.64% in the future. See Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
Asset Acquisitions and Organic Growth Projects
     On July 31, 2007, we purchased assets from Duke Energy Ohio, Inc. and Ohio River Valley Propane, LLC for approximately $6.0 million. The assets, included in our Downstream Segment, consist of an active 170,000 barrel LPG storage cavern, the associated piping and related equipment and a one bay truck rack. These assets are located adjacent to our Todhunter facility near Middleton, Ohio and are connected to our existing LPG pipeline. We funded the purchase through borrowings under our revolving credit facility, and we allocated the purchase price to property, plant and equipment.

     On September 27, 2007, we purchased assets from Shell Pipeline Company LP for approximately $6.8 million. The assets, included in our Upstream Segment, consist of approximately 44 miles of pipeline in South Texas and related equipment. We funded the purchase through borrowings under our revolving credit facility, and we allocated the purchase price to property, plant and equipment.
     During the third quarter of 2007, three new crude oil storage tanks were placed into service at our Cushing, Oklahoma facility, representing a 900,000 barrel, or nearly 50%, increase in our storage capacity at that facility. The expansion, which is supported by long-term dedicated lease agreements, brings total capacity at the Cushing facility to 2.8 million barrels. In the third quarter of 2007, we completed a pipeline connection in our West Texas system to supply crude oil to a New Mexico refinery. This connection is supported by a long-term supply agreement. Additionally, a new connection has been completed that allows Seaway Crude Pipeline Company (“Seaway”) to receive both onshore and offshore domestic crude oil in the Texas Gulf Coast area for delivery to Cushing.
DRIP
     In September 2007, we filed a registration statement with the SEC authorizing the issuance of up to 10,000,000 Units in connection with our distribution reinvestment plan (“DRIP”). The DRIP provides unitholders of record and beneficial owners of our Units a voluntary means by which they can increase the number of Units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional Units. Units purchased through the DRIP may be acquired at a discount ranging from 0% to 5% (currently set at 5%), which will be set from time to time by us. As of September 30, 2007, no Units have been issued in connection with the DRIP.

Results of Operations
     The following table summarizes financial information by business segment for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues:
Downstream Segment	$84,528	$72,358	$262,626	$215,758
Upstream Segment	2,465,031	2,453,926	6,255,434	7,152,520
Midstream Segment (1)	31,150	43,895	90,957	170,617
Intersegment eliminations	(52)	(134)	(495)	(7,429)

Total operating revenues	2,580,657	2,570,045	6,608,522	7,531,466

Operating income:
Downstream Segment	26,646	19,586	101,533	59,641
Upstream Segment	20,602	19,446	63,660	53,097
Midstream Segment (1)	7,465	12,798	20,235	59,900
Intersegment eliminations	6	9	3,454	9

Total operating income	54,719	51,839	188,882	172,647

Equity earnings (losses):
Downstream Segment	(3,064)	(2,949)	(8,430)	(6,581)
Upstream Segment	1,073	2,962	4,310	10,257
Midstream Segment (1)	21,056	11,563	62,430	11,563
Intersegment eliminations	(6)	(9)	(3,454)	(9)

Total equity earnings	19,059	11,567	54,856	15,230

Earnings before interest:
Downstream Segment	24,096	16,926	154,454	54,313
Upstream Segment	21,719	22,752	68,114	63,967
Midstream Segment (1)	28,703	24,791	83,124	72,013
Interest expense	(28,911)	(24,884)	(80,710)	(71,642)
Interest capitalized	2,010	1,703	8,813	8,120

Income before provision for income taxes	47,617	41,288	233,795	126,771
Provision for income taxes	(14)	143	213	657

Income from continuing operations	47,631	41,145	233,582	126,114
Discontinued operations	—	—	—	19,369

Net income	$47,631	$41,145	$233,582	$145,483

(1)	Effective August 1, 2006, with the formation of a joint venture with Enterprise Products Partners, Jonah was deconsolidated and has been subsequently accounted for as an equity investment (see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements).
     Below is an analysis of the results of operations, including reasons for material changes in results, by each of our operating segments.

Downstream Segment
     The following table provides financial information for the Downstream Segment for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Operating revenues:
Sales of petroleum products	$5,600	$—	$5,600	$24,379	$—	$24,379
Transportation – Refined products	48,123	42,067	6,056	126,976	113,309	13,667
Transportation – LPGs	16,735	16,877	(142)	69,535	59,652	9,883
Other	14,070	13,414	656	41,736	42,797	(1,061)

Total operating revenues	84,528	72,358	12,170	262,626	215,758	46,868

Costs and expenses:
Purchases of petroleum products	5,465	—	5,465	24,170	—	24,170
Operating expense	25,165	27,799	(2,634)	71,459	77,606	(6,147)
Operating fuel and power	9,438	10,560	(1,122)	29,255	28,183	1,072
General and administrative	3,953	3,455	498	12,272	13,250	(978)
Depreciation and amortization	11,282	10,713	569	34,142	31,143	2,999
Taxes – other than income taxes	2,581	259	2,322	8,448	5,974	2,474
Gains on sales of assets	(2)	(14)	12	(18,653)	(39)	(18,614)

Total costs and expenses	57,882	52,772	5,110	161,093	156,117	4,976

Operating income	26,646	19,586	7,060	101,533	59,641	41,892

Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”)	(20)	—	(20)	59,628	—	59,628
Equity losses	(3,064)	(2,949)	(115)	(8,430)	(6,581)	(1,849)
Interest income	231	258	(27)	662	799	(137)
Other income – net	303	31	272	1,061	454	607

Earnings before interest	$24,096	$16,926	$7,170	$154,454	$54,313	$100,141

     The following table presents volumes delivered in barrels and average tariff per barrel for the three months and nine months ended September 30, 2007 and 2006 (in thousands, except tariff information):

	For the Three Months Ended		Percentage	For the Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Volumes Delivered:
Refined products	48,947	43,018	14%	129,623	125,061	4%
LPGs	7,080	9,763	(27%)	30,642	30,880	(1%)

Total	56,027	52,781	6%	160,265	155,941	3%

Average Tariff per Barrel:
Refined products	$0.98	$0.98	—	$0.98	$0.91	8%
LPGs	2.36	1.73	36%	2.27	1.93	18%
Average system tariff per barrel	1.16	1.12	4%	1.23	1.11	11%
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
Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
     Effective November 1, 2006, we purchased a refined products terminal in Aberdeen, Mississippi, from Mississippi Terminal and Marketing Inc. At this terminal, we conduct distribution and marketing operations and terminaling services for our throughput and exchange partners. We also purchase petroleum products from our throughput partners that we in turn sell through spot sales at the Aberdeen truck rack to independent wholesalers and retailers of refined products. For the three months ended September 30, 2007, sales related to these petroleum products marketing activities were $5.6 million and purchases of petroleum products for these activities were $5.5 million.
     Revenues from refined products transportation increased $6.1 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to a 14% increase in the refined products volumes delivered. Volume increases were primarily due to greater demand for motor fuel in the Midwest market and the start of deliveries associated with the assets acquired from Texas Genco LLC (“Genco”) in 2005. Overall, the refined products average tariff per barrel remained effectively unchanged between periods with increased short-haul volumes at lower tariffs delivered from the Genco assets offsetting the impact of the tariff increases that went into effect in February and July 2007.
     Revenues from LPGs transportation decreased $0.1 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to $0.8 million of revenue in the 2006 period from short-haul movements on a pipeline that was sold on March 1, 2007 to Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”). Total LPG transportation volumes in the 2006 period included approximately 2.6 million barrels related to these short-haul propane movements on the pipeline. This decrease in LPG transportation revenues and volumes is partially offset by increased isobutane deliveries to Chicago refineries for the production of gasoline and increased normal butane deliveries to the Harford Mills, New York, storage caverns. The LPGs average rate per barrel increased 36% from the prior year period primarily as a result of decreased short-haul deliveries at lower tariffs during the three months ended September 30, 2007, compared with the prior year period, due to the pipeline sale in March 2007.
     Other operating revenues increased $0.7 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to a $1.0 million increase in storage revenue related to the Genco assets and other system storage and a $0.9 million increase in LPG tender deduction revenues, partially offset by $1.2 million of increased costs of upsystem product exchanges, resulting in lower revenues from these exchanges.
     Costs and expenses increased $5.2 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006. Purchases of petroleum products, discussed above, increased $5.5 million, compared with the prior year period. Taxes – other than income taxes increased $2.3 million primarily due to a higher property asset base in the 2007 period and true-ups of property tax accruals. Depreciation and amortization expense increased $0.6 million primarily due to assets placed into service in 2007. General and administrative expenses increased $0.5 million primarily due to a $0.3 million increase in labor and benefits expense and a $0.2 million increase in office rental expenses. Operating expenses decreased $2.6 million primarily due to a $1.4 million decrease in pipeline inspection and repair costs associated with our integrity management program and a $2.7 million increase in product measurement gains, partially offset by a $1.2 million increase in pipeline operating and maintenance expense and a $0.7 million increase in transportation expense related to movements on the Centennial pipeline. Operating fuel and power decreased $1.1 million, compared with the prior year period. Movements during the three months ended September 30, 2007 on Centennial were a higher percentage of the total refined products and LPGs volumes moved when compared to the prior year period.  When the proportion of movements on Centennial increases, our operating fuel and power expense decreases.

     Net losses from equity investments increased for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, as shown below (in thousands):

	For the Three Months
	Ended September 30,		Increase
	2007	2006	(Decrease)
Centennial	$(2,800)	$(4,065)	$1,265
MB Storage	(279)	1,122	(1,401)
Other	15	(6)	21

Total equity losses	$(3,064)	$(2,949)	$(115)

     Equity losses in Centennial decreased $1.3 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to higher transportation revenues. Equity earnings decreased $1.4 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, due to the sale of MB Storage on March 1, 2007 to Louis Dreyfus (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements). During the third quarter of 2007, we recorded $0.3 million of expense (as equity losses) from post closing adjustments associated with the March 1, 2007 sale of TE Products’ interest in MB Storage.
     Other income – net increased $0.3 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, due to the receipt of various right-of-way payments in the third quarter of 2007.
Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
     For the nine months ended September 30, 2007, sales related to petroleum products marketing activities were $24.4 million and purchases of petroleum products were $24.2 million.
     Revenues from refined products transportation increased $13.7 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to a 4% increase in the refined products volumes delivered and an 8% increase in the average tariff per barrel. Volume increases were primarily due to the start of deliveries associated with the Genco assets. The average rate increased primarily due to increases in system tariffs, which went into effect in February and July 2007. The increase in the refined products average rate was also partially due to the impact of Centennial on the average rates. Movements during the nine months ended September 30, 2007 on Centennial were a smaller percentage of the total deliveries when compared to the prior year period. When the proportion of refined products deliveries from a Centennial origin increases, the average TEPPCO tariff declines (even if the actual volume transported on Centennial increases). Conversely, if a larger proportion of the refined products deliveries from a Centennial origin decrease, TEPPCO’s average tariff increases (even if the actual volume transported on Centennial decreases).
     Revenues from LPGs transportation increased $9.9 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, due to a 22% increase in long-haul deliveries of propane in the Midwest and Northeast market areas primarily as a result of colder than normal weather that extended from January through April of 2007 and lower deliveries of propane in the 2006 period in the Midwest and Northeast market areas as a result of warmer than normal winter weather, high propane prices and plant turnarounds. The increase in LPG transportation revenues was partially offset by the effect of the sale of a pipeline on March 1, 2007 to Louis Dreyfus. LPG transportation volumes in the 2006 period include approximately 6.8 million barrels of short-haul propane movements through this pipeline as compared to 2.2 million barrels during the period from January 1, 2007 through February 28, 2007. The LPGs average rate per barrel increased 18% from the prior year period primarily as a result of decreased short-haul deliveries and increased long-haul deliveries during the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006.

     Other operating revenues decreased $1.1 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to $2.2 million of increased costs of upsystem product exchanges, resulting in lower revenues from these exchanges, and $2.0 million in decreased margins on product sales, partially offset by a $1.4 million increase in rental revenue related to Genco assets and other system storage, a $0.8 million increase in refined products loading fees and a $0.7 million increase in LPG tender deduction revenue.
     Costs and expenses increased $5.1 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006. Purchases of petroleum products, discussed above, increased $24.2 million, compared with the prior year period. Depreciation expense increased $3.0 million primarily due to assets placed into service and asset retirements in 2006 and 2007. Taxes – other than income taxes increased $2.5 million primarily due to a higher property asset base in the 2007 period and true-ups of property tax accruals. Operating fuel and power increased $1.1 million primarily due to increased mainline throughput and higher power rates as a result of the increased cost of fuel. During the nine months ended September 30, 2007, we recognized net gains of $18.7 million from the sales of various assets in the Downstream Segment to Enterprise Products Partners and Louis Dreyfus (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements). Operating expenses decreased $6.1 million primarily due to a $4.0 million decrease in pipeline inspection and repair costs associated with our integrity management program; a $2.6 million decrease in operating costs related to the migration to a shared services environment with EPCO, including integrating such departments as engineering and information technology; a $1.2 million increase in product measurement gains; a $0.7 million prior year regulatory penalty assessed for past incidents; $0.6 million of prior year severance expense as a result of the migration to a shared services environment with EPCO; and $0.4 million of prior year expenses relating to the proposed reduction in the General Partner’s maximum percentage interest in our distributions. These decreases were partially offset by a $3.0 million increase in transportation expense related to movements on the Centennial pipeline and $0.8 million of higher insurance premiums. General and administrative expenses decreased $1.0 million primarily due to $1.9 million of severance expense in the prior year period resulting from the migration to a shared services environment with EPCO, partially offset by a $0.3 million increase in labor and benefits expense and a $0.7 million increase in office rental expenses.
     Net losses from equity investments increased for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, as shown below (in thousands):

	For the Nine Months Ended
	September 30,		Increase
	2007	2006	(Decrease)
Centennial	$(9,549)	$(11,378)	$1,829
MB Storage	1,089	4,814	(3,725)
Other	30	(17)	47

Total equity losses	$(8,430)	$(6,581)	$(1,849)

     Equity losses in Centennial decreased $1.8 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to higher transportation revenues and volumes resulting from colder than normal winter weather in the Northeast, partially offset by higher pipeline inspection and repair costs associated with Centennial’s integrity management program. Equity earnings decreased $3.7 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, due to the sale of MB Storage on March 1, 2007 to Louis Dreyfus. We recorded $1.4 million of expense (as equity losses) subsequent to March 1, 2007 related to post closing adjustments associated with the sale of TE Products’ interest in MB Storage. For the 2007 and 2006 periods, TE Products’ sharing ratios in the earnings of MB Storage were approximately 67.7% and 63.8%, respectively.
     On March 1, 2007, TE Products sold its 49.5% ownership interest in MB Storage and its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) to Louis Dreyfus for approximately $137.3 million in cash (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements). We

recognized a gain of approximately $59.6 million related to the sale of our equity interests, which is included in gain on sale of ownership interest in MB Storage in our unaudited condensed statements of consolidated income.
     Other income – net increased $0.6 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, due to the receipt of various right-of-way payments in the 2007 period.
Upstream Segment
     The following table provides financial information for the Upstream Segment for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Operating revenues: (1)
Sales of petroleum products (2)(3)	$2,450,147	$2,441,750	$8,397	$6,215,043	$7,116,064	$(901,021)
Transportation – Crude oil	12,332	9,567	2,765	32,702	29,034	3,668
Other	2,552	2,609	(57)	7,689	7,422	267

Total operating revenues	2,465,031	2,453,926	11,105	6,255,434	7,152,520	(897,086)

Costs and expenses: (1)
Purchases of petroleum products (2)(3)	2,421,285	2,413,391	7,894	6,121,329	7,032,930	(911,601)
Operating expense	13,146	12,974	172	41,984	40,955	1,029
Operating fuel and power	1,671	1,511	160	5,371	5,470	(99)
General and administrative	1,593	1,460	133	5,191	5,137	54
Depreciation and amortization	5,133	3,699	1,434	13,349	10,464	2,885
Taxes – other than income taxes	1,601	1,445	156	4,550	4,467	83

Total costs and expenses	2,444,429	2,434,480	9,949	6,191,774	7,099,423	(907,649)

Operating income	20,602	19,446	1,156	63,660	53,097	10,563
Equity earnings	1,073	2,962	(1,889)	4,310	10,257	(5,947)
Interest income	41	324	(283)	120	324	(204)
Other income – net	3	20	(17)	24	289	(265)

Earnings before interest	$21,719	$22,752	$(1,033)	$68,114	$63,967	$4,147

(1)	Amounts in this table are presented after elimination of intercompany transactions, including sales and purchases of petroleum products.

(2)	Petroleum products include crude oil, lubrication oils and specialty chemicals.

(3)	On April 1, 2006, we adopted Emerging Issues Task Force (“EITF”) 04-13. The period from January 1, 2006 through March 31, 2006 (included in the nine months ended September 30, 2006) was not adjusted for the adoption of EITF 04-13, as retroactive restatement was not permitted, which impacts comparability.
     Information presented in the following table includes the margin of the Upstream Segment, which may be viewed as a non-GAAP (Generally Accepted Accounting Principles) financial measure under the rules of the SEC. We calculate the margin of the Upstream Segment as revenues generated from the sale of crude oil and lubrication oil, and transportation of crude oil, less the costs of purchases of crude oil and lubrication oil, in each case, prior to the elimination of intercompany sales, revenues and purchases between wholly-owned subsidiaries. We believe that margin is a more meaningful measure of financial performance than sales and purchases of crude oil and lubrication oil due to the significant fluctuations in sales and purchases caused by variations in the level of volumes marketed and prices for products marketed. Additionally, we use margin internally to evaluate the financial performance of the Upstream Segment because it excludes expenses that are not directly related to the marketing and sales activities being evaluated. Margin and volume information for the three months and nine months ended September 30, 2007 and 2006 is presented below (in thousands, except per barrel and per gallon amounts):

	For the Three Months Ended		Percentage	For the Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Margins: (1)
Crude oil marketing	$15,305	$14,675	4%	$55,690	$46,557	20%
Lubrication oil sales	2,267	2,221	2%	6,496	6,396	2%
Revenues: (1)
Crude oil transportation	20,072	18,162	11%	53,886	50,516	7%
Crude oil terminaling	3,550	2,868	24%	10,344	8,699	19%

Total margins/revenues	$41,194	$37,926	9%	$126,416	$112,168	13%

Total barrels/gallons:
Crude oil marketing (barrels) (1)	59,788	57,982	3%	173,792	167,180	4%
Lubrication oil volume (gallons)	3,971	3,457	15%	11,321	10,689	6%

Crude oil transportation (barrels)	24,899	23,237	7%	71,214	68,412	4%
Crude oil terminaling (barrels)	31,804	30,181	5%	103,003	92,929	11%

Margin per barrel or gallon:
Crude oil marketing (per barrel) (1)	$0.256	$0.253	1%	$0.320	$0.278	15%
Lubrication oil margin (per gallon)	0.571	0.642	(11%)	0.574	0.598	(4%)

Average tariff per barrel:
Crude oil transportation	$0.806	$0.782	3%	$0.757	$0.738	3%
Crude oil terminaling	0.112	0.095	18%	0.100	0.094	6%

(1)	Amounts in this table are presented prior to the eliminations of intercompany sales, revenues and purchases between TEPPCO Crude Oil, LLC (“TCO”) and TEPPCO Crude Pipeline, LLC (“TCPL”), both of which are our wholly-owned subsidiaries. TCO is a significant shipper on TCPL. Crude oil marketing volumes also include inter-region transfers, which are transfers among TCO’s various geographically managed regions.
     The following table reconciles the Upstream Segment margin to operating income using the information presented in the statements of consolidated income and the Upstream Segment financial information on the preceding page (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales of petroleum products	$2,450,147	$2,441,750	$6,215,043	$7,116,064
Transportation – Crude oil	12,332	9,567	32,702	29,034
Less: Purchases of petroleum products	(2,421,285)	(2,413,391)	(6,121,329)	(7,032,930)

Total margins/revenues	41,194	37,926	126,416	112,168
Other operating revenues	2,552	2,609	7,689	7,422

Net operating revenues	43,746	40,535	134,105	119,590

Operating expense	13,146	12,974	41,984	40,955
Operating fuel and power	1,671	1,511	5,371	5,470
General and administrative expense	1,593	1,460	5,191	5,137
Depreciation and amortization	5,133	3,699	13,349	10,464
Taxes – other than income taxes	1,601	1,445	4,550	4,467

Operating income	$20,602	$19,446	$63,660	$53,097

     On April 1, 2006, we adopted EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, which resulted in crude oil inventory purchases and sales under buy/sell transactions, which were previously recorded as gross purchases and sales, to be treated as inventory exchanges in our statements of consolidated income. EITF 04-13 reduced gross revenues and purchases, but did not have a material effect on our financial position, results of operations or cash flows. Under the consensus reached in EITF 04-13, buy/sell transactions are reported as non-monetary exchanges and consequently not presented on a gross basis in our statements of consolidated income. Implementation of EITF 04-13 reduced revenues and purchases of petroleum products on our statements of consolidated income by approximately $751.3 million and $1,836.0 million for the three months and nine months ended September 30, 2007, respectively, and $460.7 million and $774.4 million for the three months and nine months ended September 30, 2006, respectively. The revenues and purchases of petroleum products associated with buy/sell transactions that are reported on a gross basis in our statement of consolidated income in the period from January 1, 2006 through March 31, 2006 are approximately $275.4 million. Under the provisions of the consensus, retroactive restatement of buy/sell transactions reported in prior periods was not permitted.
Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
     Sales of petroleum products and purchases of petroleum products increased $8.4 million and $7.9 million, respectively, for the three months ended September 30, 2007, compared with the three months ended September 30, 2006. Operating income increased $1.2 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006. The increases in sales and purchases were primarily due to a 7% increase in the price of crude oil based upon New York Mercantile Exchange (“NYMEX”) pricing and increased volumes marketed, partially offset by the effects of the adoption of EITF 04-13, which reduced each of revenues and purchases of petroleum products by $751.3 million for the 2007 period as compared with $460.7 million for the 2006 period. The increase in the average price of crude oil, partially offset by the increase in costs and expenses discussed below, were the primary factors resulting in an increase in operating income. Crude oil transportation revenues increased $1.9 million primarily due to increased transportation revenues and volumes on the Red River and Basin systems primarily related to movements on higher tariff segments and on the West Texas systems, partially offset by lower transportation volumes on the South Texas system primarily due to unexpected temporary refinery shutdowns in the 2007 period. Crude oil terminaling revenues increased $0.7 million as a result of increased pumpover volumes at Cushing, Oklahoma, partially offset by decreased pumpover volumes at Midland, Texas. Crude oil terminaling average rate per barrel increased 18% primarily due to the completion of storage tanks at Cushing. TCPL collects a higher terminaling fee on certain crude oil movements related to those tanks. Crude oil marketing margin increased $0.6 million primarily due to more favorable market conditions in the 2007 period as compared to the 2006 period and increased volumes marketed, partially offset by a $0.7 million unrealized loss related to marking crude oil grade and location swap contracts to current market value and increased transportation costs. Lubrication oil sales margin increased $0.1 million primarily due to increased fuel and lubrication oil volumes, partially offset by a lower average margin per gallon on sales of lubrication oils.
     Other operating revenues decreased $0.1 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to slightly lower revenues from documentation and other services to support customers’ trading activity at Midland and Cushing in the third quarter of 2007 as compared with the third quarter of 2006.
     Costs and expenses increased $9.9 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006. Purchases of petroleum products, discussed above, increased $7.9 million, compared with the prior year period. Depreciation and amortization expense increased $1.4 million primarily due to assets placed in service in 2006. Operating expenses increased $0.2 million from the prior year period primarily due to a $1.8 million increase in pipeline operating and maintenance expense primarily as a result of the timing of projects, partially offset by a $1.0 million increase in product measurement gains and a $0.4 million decrease in insurance premiums. Operating fuel and power increased $0.2 million primarily as a result of increased power rates in the 2007 period and higher transportation volumes. General and administrative expenses increased $0.1 million primarily due to a nominal increase in labor and benefits expense, partially offset by a nominal decrease in general and administrative consulting services and supplies and expenses. Taxes – other than income taxes increased $0.1 million due to true-ups of property tax accruals.
     Equity earnings from our investment in Seaway decreased $1.9 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006. Our sharing ratio of the revenue and expense of Seaway for 2007 is 40%, while for 2006, it was 47% (see Note 8 in the Notes to Unaudited

Condensed Consolidated Financial Statements). Equity earnings from our investment in Seaway also decreased due to lower transportation volumes, which were negatively impacted by the unexpected temporary shutdown of several regional refineries for maintenance and repairs, partially offset by lower operating power and fuel. Long-haul volumes on Seaway averaged 104,000 barrels per day during the three months ended September 30, 2007, compared with 239,000 barrels per day during the three months ended September 30, 2006. For further information on distributions from Seaway, see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.
     Interest income decreased $0.3 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, due to lower interest income earned on cash investments.
Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
     Sales of petroleum products and purchases of petroleum products decreased $901.0 million and $911.6 million, respectively, for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006. Operating income increased $10.6 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006. The decreases in sales and purchases were primarily a result of a 3% decrease in the price of crude oil based upon NYMEX pricing and the effects of the adoption of EITF 04-13, which reduced each of revenues and purchases of petroleum products by $1,836.0 million for the 2007 period as compared with $774.4 million for the 2006 period, partially offset by increased volumes transported and marketed. Favorable market conditions and increased volumes transported and marketed, partially offset by a decrease in the average price of crude oil and increased costs and expenses discussed below, were the primary factors resulting in an increase in operating income. Crude oil marketing margin increased $9.1 million, primarily due to favorable market conditions and increased volumes marketed, partially offset by increased transportation costs. Crude oil transportation revenues increased $3.4 million primarily due to tariff increases in the third quarter of 2006 on the South Texas, West Texas and Red River systems, increased transportation revenues and volumes on our Red River and South Texas systems related to movements on higher tariff segments and increased transportation volumes and revenues on our West Texas systems related to the completion of organic growth projects. Crude oil terminaling revenues increased $1.6 million as a result of increased pumpover volumes at Cushing due to crude oil market conditions, partially offset by decreased pumpover volumes at Midland. Lubrication oil sales margin increased $0.1 million primarily due to increased fuel and lubrication oil volumes, partially offset by a lower average margin per gallon on sales of lubrication oils.
     Other operating revenues increased $0.3 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to higher revenues from documentation and other services to support customers’ trading activity at Midland and Cushing.
     Costs and expenses decreased $907.6 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006. Purchases of petroleum products, discussed above, decreased $911.6 million, compared with the prior year period. Operating fuel and power decreased $0.1 million primarily as a result of adjustments to power accruals in the 2007 period, partially offset by higher transportation volumes. Depreciation and amortization expense increased $2.9 million primarily due to assets placed in service in 2006. Operating expenses increased $1.0 million from the prior year period primarily due to a $4.4 million increase in pipeline operating and maintenance expense primarily as a result of the timing of projects and a $1.3 million increase in labor and benefits expense associated with our incentive compensation plans and other labor expense, partially offset by a $3.3 million increase in product measurement gains, a $0.9 million decrease in pipeline repair and maintenance expense associated with our integrity management program and a $0.4 million decrease in insurance premiums. General and administrative expenses increased $0.1 million primarily due to a nominal increase in labor and benefits expense, partially offset by a nominal decrease in general and administrative consulting services and supplies and expenses. Taxes – other than income taxes increased $0.1 million due to true-ups of property tax accruals.
     Equity earnings from our investment in Seaway decreased $5.9 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to the decrease in the sharing ratio from 47% to 40% (see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements). Equity earnings from our investment in Seaway also decreased due to lower transportation volumes, which were negatively impacted by the unexpected temporary shutdown of several regional refineries for maintenance and repairs. Long-haul volumes on Seaway averaged 136,000 barrels per day during the nine months ended September 30, 2007, compared with 247,000 barrels per day during the nine months ended September 30, 2006. These decreases were partially offset by higher expenses in the 2006 period related to pipeline integrity costs for corrective measures taken for the pipeline release in May 2005, increased environmental remediation and assessment costs, higher operating fuel and power costs relating to the use of a drag reducing agent and higher power rates.
     After a release occurred on the Seaway pipeline in May 2005, the maximum operating pressure on the pipeline system was reduced by 20% until the cause of the failure was determined. Corrective measures were implemented upon the release in 2005 and were completed during the second quarter of 2006. Seaway operated at reduced maximum pressure through May 2006. On June 1, 2006, Seaway’s operating pressure was increased to 100%. As a result of operating at reduced maximum pressure, we used a drag reducing agent to increase the flow of product through the pipeline system during the period when operating pressures were reduced. The drag reducing agent allowed us to maintain the higher volumes transported, but also increased our operating costs. The reduced pressure did not have a material adverse effect on our financial position, results of operations or cash flows (see Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements).
Midstream Segment
     The following table provides financial information for the Midstream Segment for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Operating revenues: (1)
Sales of petroleum products	$—	$4,990	$(4,990)	$—	$18,766	$(18,766)
Gathering – Natural gas	15,429	25,022	(9,593)	46,289	107,856	(61,567)
Transportation – NGLs	12,023	10,971	1,052	34,062	32,362	1,700
Other	3,698	2,912	786	10,606	11,633	(1,027)

Total operating revenues	31,150	43,895	(12,745)	90,957	170,617	(79,660)

Costs and expenses (1):
Purchases of petroleum products	—	4,323	(4,323)	—	17,272	(17,272)
Operating expense	7,064	8,529	(1,465)	21,095	33,122	(12,027)
Operating fuel and power	3,951	3,407	544	10,537	9,109	1,428
General and administrative expense	1,850	2,079	(229)	6,695	6,966	(271)
Depreciation and amortization	10,071	11,838	(1,767)	30,244	42,076	(11,832)
Taxes – other than income taxes	749	921	(172)	2,151	3,543	(1,392)
Gains on sales of assets	—	—	—	—	(1,371)	1,371

Total costs and expenses	23,685	31,097	(7,412)	70,722	110,717	(39,995)

Operating income	7,465	12,798	(5,333)	20,235	59,900	(39,665)
Equity earnings (1)	21,056	11,563	9,493	62,430	11,563	50,867
Interest income	182	430	(248)	459	545	(86)
Other income – net	—	—	—	—	5	(5)

Earnings before interest	$28,703	$24,791	$3,912	$83,124	$72,013	$11,111

(1)	Effective August 1, 2006, with the formation of a joint venture with Enterprise Products Partners, Jonah was deconsolidated and operating results, including revenues and costs and expenses, after August 1, 2006 are included in equity earnings (see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements).

     The following table presents volume and average rate information for the three months and nine months ended September 30, 2007 and 2006 (in thousands, except average fee and average rate amounts and as otherwise indicated):

	For the Three Months Ended		Percentage	For the Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Gathering – Natural Gas – Jonah (1):
MMcf	151,845	118,739	28%	424,304	338,755	25%
BBtu	167,498	131,188	28%	467,808	374,164	25%
Average fee per MMBtu	$0.216	$0.204	6%	$0.209	$0.206	1%
Gathering – Natural Gas – Val Verde:
MMcf	44,225	45,003	(2%)	131,279	137,291	(4%)
BBtu	39,311	39,851	(1%)	116,408	121,458	(4%)
Average fee per MMBtu	$0.392	$0.408	(4%)	$0.398	$0.405	(2%)
Transportation – NGLs (2):
Barrels	16,612	16,165	3%	47,455	47,161	1%
Average rate per barrel	$0.724	$0.679	7%	$0.718	$0.686	5%
Natural Gas Sales (1):
BBtu	3,931	3,537	11%	11,978	6,164	94%
Average fee per MMBtu	$3.01	$5.29	(43%)	$4.28	$5.27	(19%)
Fractionation – NGLs:
Barrels	1,044	1,034	1%	3,097	3,311	(7%)
Average rate per barrel	$1.781	$1.633	9%	$1.776	$1.655	7%
Sales – Condensate (1):
Barrels	0.9	2.7	(67%)	57.3	45.7	25%
Average rate per barrel	$67.34	$70.37	(4%)	$67.54	$65.81	3%

(1)	Effective August 1, 2006, with the formation of a joint venture with Enterprise Products Partners, Jonah was deconsolidated and operating results after August 1, 2006 are included in equity earnings (see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements). However, the table includes Jonah’s volume and average rate information for the full three and nine months ended September 30, 2007 and 2006.

(2)	Volumes for the 2006 period have been revised to exclude barrels associated with capacity leases from which revenues are classified as other operating revenues.
     Through July 31, 2006, Jonah’s operating results were fully consolidated in the Midstream Segment operating results. Effective August 1, 2006, with the formation of a joint venture with Enterprise Products Partners, Jonah, the partnership through which we have owned our interest in the Jonah system, was deconsolidated and has been subsequently accounted for as an equity investment. Operating results for Jonah for the three months and nine months ended September 30, 2007 are reported as equity earnings. At September 30, 2007, our ownership interest in Jonah was approximately 80.64% (see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements).

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
     For the 2006 period, sales from petroleum products relating to natural gas marketing activities were $5.0 million and purchases of petroleum products were $4.3 million. As a service to certain small producers, in late 2005, we began to aggregate purchases of petroleum products, consisting of wellhead gas on Jonah, and re-sell the aggregated quantities at key Jonah delivery points in order to facilitate throughput on Jonah. The purchases and sales were generally contracted to occur in the same calendar month to minimize price risk. During the second quarter of 2006, gas purchase and sales contracts were finalized and executed and the marketing of gas on the Jonah system began. Effective August 1, 2006, with the deconsolidation of Jonah, sales and purchases of petroleum products are reported in equity earnings.
     Revenues from the gathering of natural gas decreased $9.6 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to a decrease of $8.8 million resulting from the deconsolidation of Jonah on August 1, 2006. Natural gas gathering revenues from the Val Verde system decreased $0.8 million and volumes gathered decreased 778.0 MMcf for the three months ended September 30, 2007, primarily due to the natural decline of coal bed methane production in the fields in which the Val Verde gathering system operates and a decrease in the average fee, partially offset by higher volumes from a third party natural gas gathering system connected to Val Verde. Val Verde’s average natural gas gathering fee per MMBtu decreased 4% primarily due to higher volumes from a third party natural gas connection that has lower rates and lower coal bed methane volumes, partially offset by annual rate escalations. For the three months ended September 30, 2007, Val Verde’s gathering volumes averaged 481 MMcf per day, compared with 489 MMcf per day for the three months ended September 30, 2006.
     Revenues from the transportation of NGLs increased $1.1 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to increased volumes transported on the Chaparral and Dean Pipelines. These increases were partially offset by decreased volumes transported on the Panola Pipeline and a 0.5 million barrel decrease in volumes resulting from taking the Wilcox Pipeline out of service in December 2006. The average NGL transportation rate per barrel increased from the prior year period as a result of higher average rates per barrel on the Chaparral, Dean and Panola Pipelines.
     Other operating revenues increased $0.8 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to a $0.7 million increase on the Panola Pipeline primarily due to increased revenues from a pipeline capacity lease. The average rate per barrel for the fractionation of NGLs increased 8% primarily due to the rate structure in the agreement.
     Costs and expenses decreased $7.4 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006. Purchases of petroleum products, discussed above, decreased $4.3 million, compared with the prior year period. Depreciation and amortization expense decreased $1.8 million primarily due to a $1.4 million decrease due to the deconsolidation of Jonah and a $0.4 million decrease in amortization expense on Val Verde primarily due to lower gathering volumes. Operating expenses decreased $1.4 million primarily due to $3.2 million of favorable product measurement gains on Chaparral and Val Verde, $0.5 million of favorable imbalance valuations primarily on Val Verde and a $0.6 million decrease resulting from the deconsolidation of Jonah on August 1, 2006, partially offset by $1.5 million of expense on Val Verde related to the timing of project costs and pipeline maintenance, $0.6 million of higher pipeline inspection and repair costs associated with our integrity management program and increased expenses in the 2006 period as a result of the migration to a shared services environment with EPCO. Taxes – other than income taxes decreased $0.2 million primarily due to the deconsolidation of Jonah. General and administrative expenses decreased $0.2 million primarily due to transition costs in the 2006 period from the migration to a shared services environment with EPCO. Operating fuel and power increased $0.5 million primarily due to higher fuel costs and transportation volumes on Chaparral.
     Equity earnings of $9.5 million for the three months ended September 30, 2007 were generated from our ownership interest in the Jonah joint venture with Enterprise Products Partners, which was formed effective August

1, 2006. Since August 1, 2006, revenues and costs and expenses of Jonah have been included in equity earnings based upon our ownership interest in Jonah. Prior to August 1, 2006, Jonah was wholly-owned, and its revenues and costs and expenses were included in the individual revenues and costs and expenses line items. Jonah’s net income for the three months ended September 30, 2007 increased $6.9 million, compared with the prior year period, primarily due to increased revenues and volumes generated from completion of Phase IV of the Jonah expansion project in February 2006 and increased revenues and volumes generated from the completion of a portion of Phase V of the expansion project in the fourth quarter of 2006 and in July 2007, partially offset by increased operating costs relating to these expansions. For the three months ended September 30, 2007, Jonah’s gathering volumes averaged approximately 1.7 Bcf per day, compared with approximately 1.3 Bcf per day for the three months ended September 30, 2006. Jonah’s volumes gathered increased 33.1 Bcf for the three months ended September 30, 2007, primarily as a result of completion of the Phase IV expansion and partial completion of the Phase V expansion, compared with the three months ended September 30, 2006. Jonah’s average fee per MMBtu increased 6% primarily due to contract rate increases and lower system wellhead pressures during the 2007 period as a result of the Phase V expansion. The decreases in the natural gas sales average fee per MMBtu and condensate sales average rate per barrel for the three months ended September 30, 2007 were primarily a result of lower market prices compared with the three months ended September 30, 2006. The 67% decrease in the condensate barrels for the three months ended September 30, 2007 was primarily due to warmer temperatures in the area compared to the prior year period.
Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
     For the 2006 period, sales from petroleum products relating to natural gas marketing activities were $18.8 million and purchases of petroleum products were $17.3 million. Effective August 1, 2006, with the deconsolidation of Jonah, sales and purchases of petroleum products are reported in equity earnings.
     Revenues from the gathering of natural gas decreased $61.6 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to a decrease of $58.7 million resulting from the deconsolidation of Jonah on August 1, 2006. Natural gas gathering revenues from the Val Verde system decreased $2.9 million and volumes gathered decreased 6.0 Bcf for the nine months ended September 30, 2007, primarily due to winter weather production issues during the first quarter of 2007 and the natural decline of coal bed methane production in the fields in which the Val Verde gathering system operates, partially offset by higher volumes from a third party natural gas gathering system connected to Val Verde. Val Verde’s average natural gas gathering fee per MMBtu decreased 2% primarily due to higher volumes from a third party natural gas connection that has lower rates and lower coal bed methane volumes, partially offset by annual rate escalations. For the nine months ended September 30, 2007, Val Verde’s gathering volumes averaged 481 MMcf per day, compared with 503 MMcf per day for the nine months ended September 30, 2006.
     Revenues from the transportation of NGLs increased $1.7 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to increased volumes transported on the Chaparral and Dean Pipelines and an increase in the average rate on the Chaparral and Dean Pipelines. These increases were partially offset by decreased volumes and a decrease in the average rate on Panola and a 1.4 million barrel decrease in volumes resulting from taking the Wilcox Pipeline out of service in December 2006.
     Other operating revenues decreased $1.0 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to a $3.1 million decrease resulting from the deconsolidation of Jonah on August 1, 2006, partially offset by a $2.0 million increase on the Panola Pipeline primarily due to increased revenues from a pipeline capacity lease. The average rate per barrel for the fractionation of NGLs increased 7% primarily due to the rate structure in the agreement; lower volumes result in a higher rate at which NGLs are fractionated.
     Costs and expenses decreased $40.0 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006. Purchases of petroleum products, discussed above, decreased $17.3 million, compared with the prior year period. Operating expenses decreased $12.0 million primarily due to a $7.8 million decrease resulting from the deconsolidation of Jonah on August 1, 2006, $3.9 million of favorable product measurement gains on Chaparral and Val Verde, $1.4 million of favorable imbalance valuations primarily on Val Verde, $1.0 million of expense in the 2006 period related to the formation of the Jonah joint venture with Enterprise Products Partners, and a $1.2 million decrease in salaries and wages primarily due to the migration to a shared services environment with EPCO, partially offset by a $2.3 million increase in pipeline inspection and repair costs associated with our integrity management program, $1.5 million of expense on Val Verde related to the timing of project costs and pipeline maintenance and a $0.8 million increase in insurance premiums. Depreciation and amortization expense decreased $11.8 million primarily due to an $11.6 million decrease due to the deconsolidation of Jonah and a $0.2 million decrease in amortization expense on Val Verde primarily due to lower gathering volumes. Taxes – other than income taxes decreased $1.4 million primarily due to the deconsolidation of Jonah. General and administrative expenses decreased $0.3 million due to transition costs in the 2006 period from the migration to a shared services environment with EPCO, partially offset by higher salaries and wages. During the nine months ended September 30, 2006, a gain of $1.4 million was recognized on the sales of various equipment at Val Verde. Operating fuel and power increased $1.4 million primarily due to higher fuel costs and increased transportation volumes on Chaparral.
     Increased equity earnings of $50.9 million for the nine months ended September 30, 2007 were generated from our ownership interest in Jonah. At September 30, 2007, our interest in Jonah was 80.64%, compared with 100% in the prior year period, as a result of reaching certain milestones, as described in the partnership agreement, in the construction of the Phase V expansion (see Note 8 in the Unaudited Condensed Consolidated Financial Statements). Jonah’s net income for the nine months ended September 30, 2007 increased $21.0 million, compared with the prior year period, primarily due to increased revenues and volumes generated from the completion of Phase IV of the Jonah expansion project in February 2006 and increased revenues and volumes generated from the completion of a portion of Phase V of the expansion project in the fourth quarter of 2006 and in July 2007, partially offset by increased operating costs relating to these expansions. For the nine months ended September 30, 2007, Jonah’s gathering volumes averaged approximately 1.6 Bcf per day, compared with approximately 1.2 Bcf per day for the nine months ended September 30, 2006. Jonah’s volumes gathered increased 85.5 Bcf for the nine months ended September 30, 2007, primarily as a result of completion of the Phase IV expansion and partial completion of the Phase V expansion, compared with the nine months ended September 30, 2006. Jonah’s average fee per MMBtu increased 1% primarily due to lower system wellhead pressures during the 2007 period primarily as a result of the Phase V expansion. Jonah’s condensate sales volumes increased for the nine months ended September 30, 2007, primarily due to the increase in gathering volumes, compared with the nine months ended September 30, 2006. The decrease in Jonah’s natural gas sales average fee per MMBtu for the nine months ended September 30, 2007, was primarily a result of lower market prices compared with the nine months ended September 30, 2006.
Discontinued Operations
     On March 31, 2006, we sold our ownership interest in the Pioneer silica gel natural gas processing plant located near Opal, Wyoming, together with Jonah’s rights to process natural gas originating from the Jonah and Pinedale fields, located in southwest Wyoming, to an affiliate of Enterprise Products Partners for $38.0 million in cash. The Pioneer plant was not an integral part of our Midstream Segment operations, and natural gas processing is not a core business for us. We have no continuing involvement in the operations or results of this plant. This transaction was reviewed and recommended for approval by the Audit, Conflicts and Governance Committee of the Board of Directors of our General Partner (“ACG Committee”) and a fairness opinion was rendered by an investment banking firm. The sales proceeds were used to fund organic growth projects, retire debt and for other general partnership purposes. The carrying value of the Pioneer plant at March 31, 2006, prior to the sale, was $19.7 million. Costs associated with the completion of the transaction were approximately $0.4 million.

     Condensed statements of income for the Pioneer plant, which is classified as discontinued operations, for the three months and nine months ended September 30, 2006, are presented below (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2006	2006
Operating revenues:
Sales of petroleum products	$—	$3,828
Other	—	932

Total operating revenues	—	4,760

Costs and expenses:
Purchases of petroleum products	—	3,000
Operating expense	—	182
Depreciation and amortization	—	51
Taxes – other than income taxes	—	30

Total costs and expenses	—	3,263

Income from discontinued operations	$—	1,497

     Sales of petroleum products less purchases of petroleum products resulting from the processing activities at the Jonah Pioneer plant were $0.8 million for the nine months ended September 30, 2006. Pioneer’s processing agreements allowed the producers to elect annually whether to be charged under a fee-based arrangement or a fee plus keep-whole arrangement. Under the fee-based election, Jonah received a fee for its processing services. Under the fee plus keep-whole election, Jonah received a lower fee for its processing services, retained and sold the NGLs extracted during the process and delivered to producers the residue gas equivalent in energy to the natural gas received from the producers. Jonah sold the NGLs it retained and purchased gas to replace the equivalent energy removed in the liquids. For the 2006 period, the producers elected the fee plus keep-whole arrangement.
Interest Expense and Capitalized Interest
Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
     Interest expense increased $4.0 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to the issuance of our 7.000% fixed-rate junior subordinated notes in May 2007, which proceeds were primarily used to repay outstanding balances under our variable rate revolving credit facility. The fixed-rate junior subordinated notes carried a higher interest rate than the current floating interest rate under the revolving credit facility.
     Capitalized interest increased $0.3 million for the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to higher construction work-in-progress balances in the 2007 period as compared to the 2006 period.
Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
     Interest expense increased $9.1 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to the issuance of our 7.000% fixed-rate junior subordinated notes in May 2007 as noted above, $2.5 million of expense reductions recorded in the second quarter of 2006 related to interest rate swaps and higher short-term floating interest rates in 2007, partially offset by lower outstanding balances on our variable rate revolving credit facility.
     Capitalized interest increased $0.7 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, due to higher construction work-in-progress balances in 2007 as compared to the 2006 period.

Income Taxes – Revised Texas Franchise Tax
     Provision for income taxes is applicable to our state tax obligations under the Revised Texas Franchise Tax enacted in May 2006. At September 30, 2007, we had a current tax liability of $0.9 million, while at December 31, 2006, we had a deferred tax liability of $0.7 million. During the three months and nine months ended September 30, 2007, we recorded a reduction to deferred tax expense of $0 and $0.7 million, respectively, and an increase in current income tax expense of less than $0.1 million and $0.9 million, respectively, shown on our statements of consolidated income for the three months and nine months ended September 30, 2007 as provision for income taxes. During the three months and nine months ended September 30, 2006, we recorded deferred tax expense of approximately $0.1 million and $0.7 million, respectively.
Financial Condition and Liquidity
     Cash generated from operations, credit facilities and debt and equity offerings are our primary sources of liquidity. At September 30, 2007, we had a working capital surplus of $7.5 million, while at December 31, 2006, we had a working capital deficit of $9.8 million. At September 30, 2007, we had approximately $304.8 million in available borrowing capacity under our revolving credit facility to cover any working capital needs. Cash flows for the nine months September 30, 2007 and 2006, were as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2007	2006
Cash provided by (used in):
Continuing operating activities	$219,186	$231,013
Operating activities	219,186	232,534
Investing activities	(182,643)	(174,559)
Financing activities	(36,585)	(58,004)
Operating Activities
     Net cash flow from operating activities was $219.2 million for the nine months ended September 30, 2007 compared to $231.0 million for the same period in 2006. The following factors resulted in the $11.8 million decrease in net cash flow from continuing operating activities:
•	Cash payments for crude oil inventory increased $37.5 million. As part of our crude oil marketing activity, we purchase crude oil and simultaneously enter into offsetting sales contracts for physical delivery in future periods. These transactions result in an increase in the amount of inventory carried on our books until the crude oil is sold. The substantial majority of inventory related to these contracts as of September 30, 2007 has been contracted for sale in the fourth quarter of 2007; however, new contracts may be executed, resulting in higher inventory balances being held in future balance sheet periods. At September 30, 2007, these transactions and other crude oil operating inventory changes represented a $38.2 million increase in the amount of inventory recorded on our consolidated balance sheet as compared to December 31, 2006.

•	Cash distributions received from unconsolidated affiliates increased $70.4 million primarily due to an increase of $77.3 million in distributions received from our equity investment in Jonah as a result of the formation of the joint venture on August 1, 2006. Distributions received from our equity investment in Seaway decreased $6.1 million primarily due to the reduction of our sharing ratio to 40% in 2007 from 47% in 2006, and lower Seaway revenues, which were negatively impacted by the unexpected temporary shutdown of several regional refineries for maintenance and repairs. Distributions received from our equity investment in MB Storage decreased $0.8 million due to the sale of our investment in MB Storage on March 1, 2007.

•	Cash paid for interest, net of amounts capitalized, decreased $11.3 million period-to-period primarily due to lower outstanding balances on our variable rate revolving credit facility. Excluding the effects of hedging activities and interest capitalized during the year ended December 31, 2007, we expect interest payments on our fixed rate Senior Notes and junior subordinated notes for 2007 to be approximately $89.1 million. We expect to make our interest payments with cash flows from operating activities.
Investing Activities
     Net cash flows used in investing activities was $182.6 million for the nine months ended September 30, 2007 compared to $174.6 million for the nine months ended September 30, 2006. The following factors resulted in the $8.0 million increase in net cash flows used in investing activities:
•	Investments in unconsolidated affiliates increased $66.8 million, which includes a $62.4 million increase in contributions for our ownership interest in the Jonah joint venture with Enterprise Products Partners primarily for capital expenditures on its Phase V expansion and an $8.6 million increase in our investment in Centennial, partially offset by a $4.2 million decrease in our investment in MB Storage, which was sold on March 1, 2007. Contributions to Centennial in 2007 included $6.1 million for contractual obligations that were created upon formation of Centennial and $5.0 million for debt service requirements.

•	Capital expenditures increased $38.5 million primarily due to an increase in organic growth projects period-to-period and higher spending to sustain existing operations, including pipeline integrity (see “Other Considerations – Future Capital Needs and Commitments” below). Cash paid for linefill on assets owned increased $21.0 million period-to-period primarily due to the sale of our ownership interest in MB Storage on March 1, 2007 and the completion of organic growth projects in our Upstream Segment. Because we sold our interest in MB Storage and we have location exchange requirements to provide barrels to shippers at Mont Belvieu, we increased our long-term propane inventory.

•	Proceeds from the sales of assets and ownership interests for the nine months ended September 30, 2007 was $165.1 million, which includes $137.3 million from the sale of TE Products’ ownership interests in MB Storage and its general partner and $18.5 million for the sale of other Downstream Segment assets, all to Louis Dreyfus on March 1, 2007; $8.0 million for the sale of Downstream Segment assets to Enterprise Products Partners in January 2007 (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements); and $1.3 million for the sale of various Upstream Segment assets in the third quarter of 2007. Proceeds from the sales of assets for the nine months ended September 30, 2006 was $39.8 million, of which $38.0 million related to cash proceeds received from the sale of the Pioneer plant in the Midstream Segment on March 31, 2006.

•	Restricted cash was $2.9 million at September 30, 2007, and was related to a U.S. Department of Justice penalty (see Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements).

•	Cash paid for the acquisition of assets for the nine months ended September 30, 2007 was $12.7 million, of which $6.0 million was for Downstream Segment assets and $6.7 million was for Upstream Segment assets (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements). For the nine months ended September 30, 2006, cash paid for the acquisition of assets was $11.0 million for Downstream Segment assets.

•	During the nine months ended September 30, 2007, we paid $2.5 million in cash to a customer as part of a reimbursable commitment.

Financing Activities
     Cash flows used in financing activities totaled $36.6 million for the nine months ended September 30, 2007, compared to $58.0 million for the nine months ended September 30, 2006. The following factors resulted in the $21.4 million decrease in cash used in financing activities:
•	Net repayments under our revolving credit facility increased $66.1 million.

•	Cash distributions to our partners increased $13.4 million period-to-period due to an increase in the number of Units outstanding and our quarterly cash distribution rates. We paid cash distributions of $219.6 million ($2.045 per Unit) and $206.2 million ($2.025 per Unit) during each of the nine months ended September 30, 2007 and 2006, respectively. Additionally, we declared a cash distribution of $0.695 per Unit for the quarter ended September 30, 2007. We will pay the distribution of $74.8 million on November 7, 2007 to unitholders of record on October 31, 2007.

•	Net proceeds from the issuance of Units decreased $195.0 million period-to-period. We generated $195.1 million in net proceeds from an underwritten equity offering in July 2006 from the public issuance of 5.8 million Units. In the 2007 period, we received $0.1 million in net proceeds related to the issuance of Units to employees under the employee unit purchase plan (see Note 12 in the Notes to the Unaudited Condensed Consolidated Financial Statements).

•	We received $295.8 million from the issuance in May 2007 of our 7.000% junior subordinated notes due June 2067 (net of debt issuance costs of $3.7 million) (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements).

•	We received $1.4 million in proceeds from the termination of treasury locks in May 2007, and we paid $1.2 million for the termination of an interest rate swap in September 2007 (see Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements).
Other Considerations
Registration Statements
     We have a universal shelf registration statement on file with the SEC that, subject to agreement on terms at the time of use and appropriate supplementation, allows us to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof. After taking into account past issuances of securities under this registration statement, as of September 30, 2007, we have the ability to issue approximately $1.2 billion of additional securities under this registration statement, subject to customary marketing terms and conditions.
     In September 2007, we filed a registration statement with the SEC authorizing the issuance of up to 10,000,000 Units in connection with our distribution reinvestment plan (“DRIP”). The DRIP provides unitholders of record and beneficial owners of our Units a voluntary means by which they can increase the number of Units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional Units. Units purchased through the DRIP may be acquired at a discount ranging from 0% to 5% (currently set at 5%), which will be set from time to time by us. As of September 30, 2007, no Units have been issued in connection with the DRIP.
Credit Facility
     We have in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“Revolving Credit Facility”), which matures on December 13, 2011. We may request up to two one-year extensions of the maturity date, subject to lender approval and satisfaction of certain other conditions. Commitments under the credit facility may be increased up to a maximum of $850.0 million upon our request, subject to lender approval and the satisfaction of certain other conditions. The interest rate is based, at our option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. Financial covenants in the Revolving Credit Facility require that we maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the Revolving Credit Facility limit our ability to, among other things, incur additional indebtedness, make distributions in excess of Available Cash (see Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements), incur liens, engage in specified transactions with affiliates and complete mergers, acquisitions and sales of assets. The credit agreement restricts the amount of outstanding debt of the Jonah joint venture to debt owing to the owners of its partnership interests and other third-party debt in the principal aggregate amount of $50.0 million and allows for the issuance of certain hybrid securities (as defined therein) of up to 15% of our Consolidated Total Capitalization (as defined therein). At September 30, 2007, $377.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.94%. At September 30, 2007, we were in compliance with the covenants of the Revolving Credit Facility.
     In May 2007, we issued and sold $300.0 million in principal amount of Junior Subordinated Notes under our universal shelf registration statement. For additional information regarding this debt offering, see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Future Capital Needs and Commitments
     We estimate that capital expenditures, excluding acquisitions and joint venture contributions, for 2007 will be approximately $281.0 million (including $9.0 million of capitalized interest). We expect to spend approximately $224.0 million for revenue generating projects. We expect to spend approximately $51.0 million to sustain existing operations (including $24.0 million for pipeline integrity) including life-cycle replacements for equipment at various facilities and pipeline and tank replacements among all of our business segments. We expect to spend approximately $6 million to improve operational efficiencies and reduce costs among all of our business segments. Additionally, we expect to invest approximately $150.0 million (including $6.0 million of capitalized interest) in our Jonah joint venture for the construction of the Phase V expansion during 2007 and approximately $32.0 million for other capital expenditures. Amounts related to Jonah capital expenditures are reported as joint venture contributions due to the deconsolidation of Jonah on August 1, 2006.
     During the remainder of 2007, TE Products may be required to contribute additional cash to Centennial to cover capital expenditures or other operating needs. We continually review and evaluate potential capital improvements and expansions that would be complementary to our present business operations. These expenditures can vary greatly depending on the magnitude of our transactions. We may finance capital expenditures through internally generated funds, debt or the issuance of additional equity.
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
     The 6.45% TE Products Senior Notes due in January 2008 are classified as a long-term liability in our consolidated balance sheet at September 30, 2007, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 6, Classification of Short-Term Obligations Expected to be Refinanced. We have the ability to use available credit capacity under our Revolving Credit Facility to fund the repayment of these Senior Notes. We expect to repay the long-term, senior and junior unsecured obligations through the issuance of additional long-term senior or junior unsecured debt at the time the 2008, 2012, 2013, 2028 and 2067 debts mature, issuance of additional equity, with proceeds from dispositions of assets, cash flow from operations or any combination of the above items.
Off-Balance Sheet Arrangements
     We do not rely on off-balance sheet borrowings to fund our acquisitions. We have no material off-balance sheet commitments for indebtedness other than the limited guaranty of Centennial debt, the limited guarantee of Centennial catastrophic events as discussed below and an outstanding letter of credit (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements). In addition, we have entered into various off-balance sheet leases covering assets utilized in several areas of our operations.
     At September 30, 2007, Centennial had $140.0 million outstanding under its credit facility, which expires in 2024. TE Products and Marathon Petroleum Company LLC (“Marathon”) have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under this credit facility. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for TE Products and Marathon is $70.0 million each at September 30, 2007. Provisions included in the Centennial credit facility required that certain financial metrics be achieved and for the guarantees to be removed by May 2007. These metrics were not achieved, and the provisions of the Centennial debt agreement was amended in May 2007 to require the guarantees to remain throughout the life of the debt. As a result of the guarantee, at September 30, 2007, TE Products has an obligation of $9.7 million, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee.
     TE Products, Marathon and Centennial have entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event. There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each. As a result of the catastrophic event guarantee, at September 30, 2007, TE Products has an obligation of $4.2 million, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee. If a catastrophic event were to occur and we were required to contribute cash to Centennial, contributions exceeding our deductible might be covered by our insurance, depending upon the nature of the catastrophic event.
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
Contractual Obligations
     In May 2007, we issued $300.0 million of junior subordinated notes due June 2067 (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements). Other than the issuance of the junior subordinated notes, there have been no significant changes in our schedule of maturities of long-term debt or other contractual obligations since the year ended December 31, 2006.

     The following table summarizes our debt repayment obligations after giving effect to the issuance of the junior subordinated notes as of September 30, 2007 (in millions):

	Amount of Commitment Expiration Per Period
		Less than 1
	Total	Year	1-3 Years	4-5 Years	After 5 Years
Revolving Credit Facility, due 2011	$377.0	$—	$—	$377.0	$—
6.45% Senior Notes due 2008 (1) (2) (3)	180.0	—	—	—	180.0
7.625% Senior Notes due 2012 (2)	500.0	—	—	500.0	—
6.125% Senior Notes due 2013 (2)	200.0	—	—	—	200.0
7.51% Senior Notes due 2028 (1) (2)	210.0	—	—	—	210.0
7.00% Junior Subordinated Notes due 2067 (2)	300.0	—	—	—	300.0
Interest payments (4)	1,928.8	116.2	219.0	187.9	1,405.7

Debt and interest total	$3,695.8	$116.2	$219.0	$1,064.9	$2,295.7

(1)	Obligations of TE Products.

(2)	At September 30, 2007, the 7.51% Senior Notes and the 7.625% Senior Notes include a deferred loss of $1.2 million and a deferred gain of $24.4 million, respectively, both net of amortization, from interest rate swap terminations (see Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements). At September 30, 2007, our 6.45% Senior Notes, our 7.625% Senior Notes, our 6.125% Senior Notes and our 7.00% junior subordinated notes include $2.2 million of unamortized debt discounts. The fair value adjustments, the deferred gain/loss adjustment and the unamortized debt discounts are excluded from this table.

(3)	In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, we have classified our 6.45% TE Products Senior Notes due in January 2008 as long-term (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information).

(4)	Includes interest payments due on our Senior Notes and junior subordinated notes and interest payments and commitment fees due on our Revolving Credit Facility. The interest amounts calculated on the Revolving Credit Facility and the junior subordinated notes are based on the assumption that the amounts outstanding and the interest rates charged both remain at their current levels.
Summary of Related Party Transactions
     The following table summarizes the related party transactions for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues from EPCO and affiliates	$4,626	$4,645	$14,270	$13,897
Revenues from unconsolidated affiliates	216	89	325	259
Costs and Expenses from EPCO and affiliates:
Purchases of petroleum products	17,133	17,415	40,373	38,424
Operating expense	24,126	23,530	72,890	76,314
General and administrative	6,568	4,567	19,150	16,672
Costs and Expenses from unconsolidated affiliates:
Purchases of petroleum products	2,341	1,014	2,341	2,075
Operating expense	2,701	1,690	6,363	3,566

     For additional information regarding our related party transactions, see Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements.
     We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities:
•	EPCO and its consolidated private company subsidiaries;

•	Texas Eastern Products Pipeline Company, LLC, our General Partner;

•	Enterprise GP Holdings, which owns and controls our General Partner;

•	Enterprise Products Partners, which is controlled by affiliates of EPCO, including Enterprise GP Holdings;

•	Duncan Energy Partners L.P., which is controlled by affiliates of EPCO; and

•	Enterprise Gas Processing LLC, which is controlled by affiliates of EPCO and is our joint venture partner in Jonah.
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
     In October 2007, our debt securities and those of TE Products received a rating of BBB- from Fitch Ratings, both with stable outlooks.
Recent Accounting Pronouncements
     See discussion of new accounting pronouncements in Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial market risks, including changes in crude oil commodity prices and interest rates. We do not have foreign exchange risks. We may use financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions. In general, the type of risks we attempt to hedge are those related to fair values of certain debt instruments and cash flows resulting from changes in applicable interest rates or commodity prices. As a matter of policy, we do not use financial instruments for speculative (e.g. “trading”) purposes. Our Risk Management Committee has established policies to monitor and control these market risks. The Risk Management Committee is comprised, in part, of senior executives of the General Partner. For additional discussion of our exposure to market risks, please refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Commodity Risk Hedging Program
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
     At September 30, 2007, we had some commodity derivatives that were accounted for as cash flow hedges. Gains and losses on these derivatives are offset against corresponding gains or losses of the hedged item and are deferred through other comprehensive income, thus minimizing exposure to cash flow risk. In addition, we had some commodity derivatives that did not qualify for hedge accounting. The fair value of the open positions at September 30, 2007 was a liability of $2.7 million. Assuming a hypothetical across-the-board 10% price decrease in the forward curve, the change in fair value of the hedging instrument would have been $5.7 million. The fair value of the open positions was based upon both quoted market prices obtained from NYMEX and from other sources such as independent reporting services, industry publications, brokers and marketers. The fair values were determined based upon the differences by month between the fixed contract price and the relevant forward price curve, the volumes for the applicable month and applicable discount rate.
Interest Rate Risk Hedging Program
     We utilize interest rate swap agreements to hedge a portion of our cash flow and fair value risks. Interest rate swap agreements are used to manage the fixed and floating interest rate mix of our total debt portfolio and overall cost of borrowing. Interest rate swaps that manage our cash flow risk reduce our exposure to increases in the benchmark interest rates underlying variable rate debt. Interest rate swaps that manage our fair value risks are intended to reduce our exposure to changes in the fair value of the fixed rate debt. Interest rate swap agreements involve the periodic exchange of payments without the exchange of the notional amount upon which the payments are based. The related amount payable to or receivable from counterparties is included as an adjustment to accrued interest.
     We have interest rate swap agreements outstanding at September 30, 2007 that are accounted for using mark-to-market accounting.

	Number of	Period Covered	Termination
Hedged Debt	Swaps	by Swaps	Date of Swaps	Rate Swaps	Notional Value
Revolving Credit Facility, due Dec. 2011	4	Jan. 2006 to Jan. 2008	Jan. 2008	Swapped 5.36% floating rate for fixed rate ranging from 4.67% to 4.695% (1)	$200.0 million

(1)	On June 30, 2007, these interest rate swap agreement were de-designated as cash flow hedges and are now accounted for using mark-to-market accounting; thus, changes in the fair value of these swaps are recognized in earnings. At September 30, 2007 and December 31, 2006, the fair values of these interest rate swaps were assets of $0.6 million and $1.4 million, respectively.

     The following table shows the effect of hypothetical price movements on the estimated fair value (“FV”) of these interest rate swaps at the dates indicated (in thousands):

	Resulting	September 30,	October 29,
Scenario	Classification	2007	2007
FV assuming no change in underlying interest rates	Asset	$609,878	$251,732
FV assuming 10% increase in underlying interest rates	Asset	871,198	251,732
FV assuming 10% decrease in underlying interest rates	Asset	348,559	251,732
     Interest Rate Swap Termination. In October 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. This swap agreement, designated as a fair value hedge, had a notional amount of $210.0 million and was set to mature in January 2028 to match the principal and maturity of the TE Products Senior Notes. Under the swap agreement, TE Products paid a floating rate of interest based on a three-month U.S. Dollar LIBOR rate, plus a spread of 147 basis points, and received a fixed rate of interest of 7.51%. In September 2007, we terminated this swap agreement resulting in a loss of $1.2 million. This loss has been deferred as an adjustment to the carrying value of the 7.51% Senior Notes and is being amortized using the effective interest method as an increase to future interest expense over the remaining term of the 7.51% Senior Notes. In the event of early extinguishment of the 7.51% Senior Notes, any remaining unamortized loss would be recognized in the statement of consolidated income at the time of extinguishment. During the three months and nine months ended September 30, 2007 and 2006, we recognized reductions in interest expense of $0.1 million, $0.2 million, $0.7 million and $1.5 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap. The fair value of this interest rate swap was a liability of approximately $2.6 million at December 31, 2006.
     Treasury Locks. We utilize treasury locks to hedge the underlying U.S. treasury rate related to our anticipated debt incurrence. In October 2006 and February 2007, we entered into treasury locks, accounted for as cash flow hedges, that extended through June 2007 for a notional amount totaling $300.0 million. In May 2007, these treasury locks were terminated concurrent with the issuance of junior subordinated notes (see Note 11). The termination of the treasury locks resulted in gains of $1.4 million, and these gains were recorded in other comprehensive income. These gains are being amortized using the effective interest method as reductions to future interest expense over the fixed rate term of the junior subordinated notes, which is ten years. In the event of early extinguishment of the junior subordinated notes, any remaining unamortized gains would be recognized in the statement of consolidated income at the time of extinguishment.
     In mid 2007, we entered into treasury locks that extend through January 31, 2008 for a notional amount totaling $400.0 million. These instruments have been designated as cash flow hedges to offset our exposure to increases in the underlying U.S. Treasury benchmark rate that is expected to be used to establish the fixed interest rate for debt that we expect to incur in 2008. The weighted average rate under the treasury lock agreements was approximately 4.56%. The actual coupon rate of the expected debt will be comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium at the date of issuance. At September 30, 2007, the fair value of the treasury locks was a liability of $2.6 million. To the extent effective, gains and losses on the value of the treasury locks will be deferred until the forecasted debt is issued and will be amortized to earnings over the life of the debt. No ineffectiveness was recognized as of September 30, 2007.

Fair Values of Debt
     The following table summarizes the estimated fair values of the Senior Notes and junior subordinated notes as of September 30, 2007 and December 31, 2006 (in thousands):

		Fair Value
		September 30,	December 31,
	Face Value	2007	2006
6.45% TE Products Senior Notes, due January 2008	$180,000	$180,270	$181,641
7.625% Senior Notes, due February 2012	500,000	533,456	537,067
6.125% Senior Notes, due February 2013	200,000	200,133	201,610
7.51% TE Products Senior Notes, due January 2028	210,000	218,400	221,471
7.000% Junior Subordinated Notes, due June 2067	300,000	269,069	—
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
     Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     The certifications of our General Partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this Report.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial position, results of operations or cash flows. See discussion of legal proceedings in Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated into this item by reference.
Item 1A. Risk Factors
     Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our Quarterly Report on Form

10-Q for the quarter ended June 30, 2007 in addition to other information in such Reports and this Report. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of us.
Item 6. Exhibits.

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of TEPPCO Partners, L.P. (Filed as Exhibit 3.2 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

3.2	Third Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated September 21, 2001 (Filed as Exhibit 3.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

3.3	Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 31, 2000 (Filed as Exhibit 3.3 to Form 10-Q/A of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

3.4	Amendment to Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 22, 2005 (Filed as Exhibit 3.4 to Form 10-Q/A of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

3.5	Amendment to Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated June 15, 2006, but effective as of February 24, 2005 (Filed as Exhibit 3.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on June 16, 2006 and incorporated herein by reference).

3.6	Fourth Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated December 8, 2006 (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on December 13, 2006 and incorporated herein by reference).

3.7	Amended and Restated Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 10, 2007 and incorporated herein by reference).

4.1	Form of Certificate representing Limited Partner Units (Filed as Exhibit 4.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

4.2	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.3	Form of Certificate representing Class B Units (Filed as Exhibit 4.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

4.4	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to the Current Report

Exhibit
Number	Description

on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

4.5	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

4.6	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.7	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

4.8	Full Release of Guarantee dated as of July 31, 2006 by Wachovia Bank, National Association, as trustee, in favor of Jonah Gas Gathering Company (Filed as Exhibit 4.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2006 and incorporated herein by reference).

4.9	Indenture, dated as of May 14, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 99.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 15, 2007 and incorporated herein by reference).

4.10	First Supplemental Indenture, dated as of May 18, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 18, 2007 and incorporated herein by reference).

4.11	First Supplemental Indenture, dated as of June 30, 2007, by and among TE Products Pipeline Company, LLC and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.12	Second Supplemental Indenture, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. , Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

Exhibit
Number	Description

4.13	Fourth Supplemental Indenture, dated June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.14	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., the Borrower, several banks and other financial institutions, the Lenders, SunTrust Bank, as the Administrative Agent for the Lenders and as the LC Issuing Bank, Wachovia Bank, National Association, as Syndication Agent, and BNP Paribas, JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland Plc, as Co-Documentation. (Filed as Exhibit 4.14 to Form 10-Q of TEPPCO Partners, L.P. (Commision File No. 1-10403) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.1+*	Form of TPP Employee Restricted Unit Grant, as amended, of Texas Eastern Products Pipeline Company, LLC under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan.

10.2+*	Form of TPP Employee Option Grant, as amended, of Texas Eastern Products Pipeline Company, LLC under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+	A management contract or compensation plan or arrangement.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEPPCO Partners, L.P.

Date: November 7, 2007	By:	/s/ JERRY E. THOMPSON

Jerry E. Thompson,
President and Chief Executive Officer of
Texas Eastern Products Pipeline Company, LLC, General Partner

Date: November 7, 2007	By:	/s/ WILLIAM G. MANIAS

William G. Manias,
Vice President and Chief Financial Officer of
Texas Eastern Products Pipeline Company, LLC, General Partner

Exhibit Index

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of TEPPCO Partners, L.P. (Filed as Exhibit 3.2 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

3.2	Third Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated September 21, 2001 (Filed as Exhibit 3.7 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2001 and incorporated herein by reference).

3.3	Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 31, 2000 (Filed as Exhibit 3.3 to Form 10-Q/A of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

3.4	Amendment to Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated March 22, 2005 (Filed as Exhibit 3.4 to Form 10-Q/A of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2005 and incorporated herein by reference).

3.5	Amendment to Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC, dated June 15, 2006, but effective as of February 24, 2005 (Filed as Exhibit 3.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on June 16, 2006 and incorporated herein by reference).

3.6	Fourth Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated December 8, 2006 (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on December 13, 2006 and incorporated herein by reference).

3.7	Amended and Restated Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 10, 2007 and incorporated herein by reference).

4.1	Form of Certificate representing Limited Partner Units (Filed as Exhibit 4.1 to the Registration Statement of TEPPCO Partners, L.P. (Commission File No. 33-32203) and incorporated herein by reference).

4.2	Form of Indenture between TE Products Pipeline Company, Limited Partnership and The Bank of New York, as Trustee, dated as of January 27, 1998 (Filed as Exhibit 4.3 to TE Products Pipeline Company, Limited Partnership’s Registration Statement on Form S-3 (Commission File No. 333-38473) and incorporated herein by reference).

4.3	Form of Certificate representing Class B Units (Filed as Exhibit 4.3 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 1998 and incorporated herein by reference).

4.4	Form of Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.2 to the Current Report

Exhibit
Number	Description

on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

4.5	First Supplemental Indenture between TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as subsidiary guarantors, and First Union National Bank, NA, as trustee, dated as of February 20, 2002 (Filed as Exhibit 99.3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on February 20, 2002 and incorporated herein by reference).

4.6	Second Supplemental Indenture, dated as of June 27, 2002, among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., and Jonah Gas Gathering Company, as Initial Subsidiary Guarantors, and Val Verde Gas Gathering Company, L.P., as New Subsidiary Guarantor, and Wachovia Bank, National Association, formerly known as First Union National Bank, as trustee (Filed as Exhibit 4.6 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended June 30, 2002 and incorporated herein by reference).

4.7	Third Supplemental Indenture among TEPPCO Partners, L.P. as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Jonah Gas Gathering Company and Val Verde Gas Gathering Company, L.P. as Subsidiary Guarantors, and Wachovia Bank, National Association, as trustee, dated as of January 30, 2003 (Filed as Exhibit 4.7 to Form 10-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the year ended December 31, 2002 and incorporated herein by reference).

4.8	Full Release of Guarantee dated as of July 31, 2006 by Wachovia Bank, National Association, as trustee, in favor of Jonah Gas Gathering Company (Filed as Exhibit 4.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended September 30, 2006 and incorporated herein by reference).

4.9	Indenture, dated as of May 14, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 99.1 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 15, 2007 and incorporated herein by reference).

4.10	First Supplemental Indenture, dated as of May 18, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on May 18, 2007 and incorporated herein by reference).

4.11	First Supplemental Indenture, dated as of June 30, 2007, by and among TE Products Pipeline Company, LLC and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.12	Second Supplemental Indenture, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. , Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

Exhibit
Number	Description

4.13	Fourth Supplemental Indenture, dated June 30, 2007, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P., Val Verde Gas Gathering Company, L.P., TE Products Pipeline Company, LLC and TEPPCO Midstream Companies, LLC, as subsidiary guarantors, and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K of TE Products Pipeline Company, LLC (Commission File No. 1-13603) filed on July 6, 2007 and incorporated herein by reference).

4.14	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2007, by and among TEPPCO Partners, L.P., the Borrower, several banks and other financial institutions, the Lenders, SunTrust Bank, as the Administrative Agent for the Lenders and as the LC Issuing Bank, Wachovia Bank, National Association, as Syndication Agent, and BNP Paribas, JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland Plc, as Co-Documentation. (Filed as Exhibit 4.14 to Form 10-Q of TEPPCO Partners, L.P. (Commision File No. 1-10403) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.1+*	Form of TPP Employee Restricted Unit Grant, as amended, of Texas Eastern Products Pipeline Company, LLC under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan.

10.2+*	Form of TPP Employee Option Grant, as amended, of Texas Eastern Products Pipeline Company, LLC under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith pursuant to Item 601(b)-(32) of Regulation S-K.

+	A management contract or compensation plan or arrangement.