Form 10-Q
period 2008-06-30
TEPPCO PARTNERS LP
filed 2008-08-08
CIK 857644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☑	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Limited Partner Units outstanding as of August 1, 2008:  95,022,897

TEPPCO PARTNERS, L.P.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TEPPCO PARTNERS,  L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$28	$23
Accounts receivable, trade (net of allowance for doubtful accounts of
$128 and $125)	1,968,611	1,381,871
Accounts receivable, related parties	12,639	6,525
Inventories	125,911	80,299
Other	72,845	47,271
Total current assets	2,180,034	1,515,989
Property, plant and equipment, at cost (net of accumulated
depreciation of $627,671 and $582,225)	2,330,061	1,793,634
Equity investments	1,175,573	1,146,995
Intangible assets	220,927	164,681
Goodwill	105,582	15,506
Other assets	133,822	113,252
Total assets	$6,145,999	$4,750,057
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Senior notes	$--	$353,976
Accounts payable and accrued liabilities	2,031,547	1,413,447
Accounts payable, related parties	20,022	38,980
Accrued interest	39,404	35,491
Other accrued taxes	23,856	20,483
Other	74,788	84,848
Total current liabilities	2,189,617	1,947,225
Long-term debt:
Senior notes	1,715,615	721,545
Junior subordinated notes	299,556	299,538
Other long-term debt	530,000	490,000
Total long-term debt	2,545,171	1,511,083
Other liabilities and deferred credits	28,723	27,122
Commitments and contingencies
Partners’ capital:
Limited partners’ interests:
Limited partner units (94,864,997 and 89,849,132 units outstanding)	1,550,608	1,394,812
Restricted limited partner units (157,900 and 62,400 units outstanding)	738	338
General partner’s interest	(95,170)	(87,966)
Accumulated other comprehensive loss	(73,688)	(42,557)
Total partners’ capital	1,382,488	1,264,627
Total liabilities and partners’ capital	$6,145,999	$4,750,057

See Notes to Unaudited Condensed Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED INCOME
 (Dollars in thousands, except per Unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating revenues:
Sales of petroleum products	$4,006,567	$1,933,104	$6,651,145	$3,783,232
Transportation – Refined products	44,116	41,718	81,399	78,853
Transportation – LPGs	16,063	16,747	52,254	52,800
Transportation – Crude oil	17,432	9,580	32,732	20,370
Transportation – NGLs	12,701	11,098	25,658	22,039
Transportation – Marine	48,030	--	73,566	--
Gathering – Natural gas	14,789	15,452	28,202	30,860
Other	20,765	21,737	43,995	39,711
Total operating revenues	4,180,463	2,049,436	6,988,951	4,027,865

Costs and expenses:
Purchases of petroleum products	3,975,726	1,900,944	6,582,333	3,714,938
Operating expense	66,565	43,917	120,342	89,083
Operating fuel and power	29,073	14,829	50,447	30,103
General and administrative	11,026	8,164	19,774	16,762
Depreciation and amortization	31,819	25,880	60,163	51,249
Taxes – other than income taxes	6,978	4,975	13,097	10,218
Gains on sales of assets	--	(2)	--	(18,651)
Total costs and expenses	4,121,187	1,998,707	6,846,156	3,893,702

Operating income	59,276	50,729	142,795	134,163

Other income (expense):
Interest expense – net	(33,034)	(22,785)	(71,605)	(44,996)
Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P.	--	(189)	--	59,648
Equity earnings	21,417	19,234	41,079	35,797
Interest income	283	445	591	787
Other income – net	759	535	799	779

Income before provision for income taxes	48,701	47,969	113,659	186,178

Provision for income taxes	1,019	209	1,838	227

Net income	$47,682	$47,760	$111,821	$185,951

Net Income Allocation:
Limited Partner’s interest in net income	$39,701	$39,926	$93,104	$155,450
General Partner interest in net income	7,981	7,834	18,717	30,501
Total net income allocated	$47,682	$47,760	$111,821	$185,951

Basic and diluted net income per Limited Partner Unit	$0.42	$0.44	$0.99	$1.73

Weighted average Limited Partner Units outstanding	94,940	89,832	94,048	89,819

See Notes to Unaudited Condensed Consolidated Financial Statements.

TEPPCO PARTNERS,  L.P.

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$47,682	$47,760	$111,821	$185,951
Other comprehensive income (loss):
Cash flow hedges:
Change in fair values of interest rate cash flow hedges and treasury locks	(27)	1,295	(23,227)	1,512
Changes in fair values of crude oil cash flow hedges	(10,993)	(513)	(7,904)	(153)
Total cash flow hedges	(11,020)	782	(31,131)	1,359
Total other comprehensive income (loss)	(11,020)	782	(31,131)	1,359
Comprehensive income	$36,662	$48,542	$80,690	$187,310

See Notes to Unaudited Condensed Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$111,821	$185,951
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	1	(654)
Depreciation and amortization	60,163	51,249
Amortization of deferred compensation	724	202
Amortization in interest expense	2,125	(1,573)
Earnings in equity investments	(41,079)	(35,797)
Distributions from equity investments	79,319	68,159
Gains on sales of assets	--	(18,651)
Gain on sale of ownership interest in Mont Belvieu Storage Partners, L.P	--	(59,648)
Loss on early extinguishment of debt	8,689	--
Net effect of changes in operating accounts	(57,711)	9,895
Net cash provided by operating activities	164,052	199,133

Investing activities:
Proceeds from sales of assets	--	26,538
Proceeds from sale of ownership interest	--	137,606
Cash used for business combinations	(345,629)	--
Investment in Centennial Pipeline LLC	--	(11,081)
Investment in Jonah Gas Gathering Company	(64,464)	(86,153)
Acquisition of intangible assets	(300)	(2,500)
Cash paid for linefill on assets owned	(14,463)	(15,095)
Capital expenditures	(139,252)	(109,876)
Net cash used in investing activities	(564,108)	(60,561)

Financing activities:
Proceeds from term credit facility	1,000,000	--
Repayments on term credit facility	(1,000,000)	--
Proceeds from revolving credit facility	1,348,050	405,850
Repayments on revolving credit facility	(1,308,050)	(695,850)
Repayment of debt assumed in Cenac acquisition	(63,157)	--
Redemption of 7.51% TE Products Senior Notes	(181,571)	--
Repayment of 6.45% TE Products Senior Notes	(180,000)	--
Issuance of Limited Partner Units, net	5,610	--
Issuance of senior notes	996,349	--
Issuance of Junior Subordinated Notes	--	299,517
Debt issuance costs	(9,326)	(3,750)
Settlement of treasury lock agreements	(52,098)	1,589
Distributions paid	(155,746)	(145,976)
Net cash provided by (used in) financing activities	400,061	(138,620)

Net change in cash and cash equivalents	5	(48)

Cash and cash equivalents, January 1	23	70
Cash and cash equivalents, June 30	$28	$22
See Notes to Unaudited Condensed Consolidated Financial Statements.

TEPPCO PARTNERS, L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED PARTNERS’ CAPITAL
(Dollars in thousands, except Unit amounts)

	Outstanding			Accumulated
	Limited	General	Limited	Other
	Partner	Partner’s	Partners’	Comprehensive
	Units	Interest	Interests	Income (Loss)	Total

Balance, December 31, 2007	89,911,532	$(87,966)	$1,395,150	$(42,557)	$1,264,627
Net income allocation	--	18,717	93,104	--	111,821
Issuance of units in connection with Cenac acquisition on February 1, 2008	4,854,899	--	186,558	--	186,558
Limited Partner Units issued in connection with Distribution Reinvestment Plan	149,969	--	5,209	--	5,209
Units issued in connection with Employee Unit Purchase Plan	10,997	--	401	--	401
Issuance of restricted units under 2006 LTIP	95,500	--	--	--	--
Cash distributions	--	(25,921)	(129,825)	--	(155,746)
Non-cash contribution	--	--	273	--	273
Amortization of equity awards	--	--	476	--	476
Changes in fair values of crude oil cash flow hedges	--	--	--	(7,904)	(7,904)
Changes in fair values of treasury locks	--	--	--	(23,227)	(23,227)

Balance, June 30, 2008	95,022,897	$(95,170)	$1,551,346	$(73,688)	$1,382,488

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

NOTE 1.  PARTNERSHIP ORGANIZATION AND BASIS OF PRESENTATION

Partnership Organization

TEPPCO Partners, L.P. (the “Partnership”), is a publicly traded Delaware limited partnership and our limited partner units (“Units”) are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “TPP”.  As used in this Report, “we,” “us,” “our,” the “Partnership” and “TEPPCO” mean TEPPCO Partners, L.P. and, where the context requires, include our subsidiaries.

We operate through TE Products Pipeline Company, LLC (“TE Products”), TCTM, L.P. (“TCTM”) and TEPPCO Midstream Companies, LLC (“TEPPCO Midstream”), and beginning February 1, 2008, through TEPPCO Marine Services, LLC (“TEPPCO Marine Services”).  Texas Eastern Products Pipeline Company, LLC (the “General Partner”), a Delaware limited liability company, serves as our general partner and owns a 2% general partner interest in us.  We hold a 99.999% limited partner interest in TCTM, 99.999% membership interests in each of TE Products and TEPPCO Midstream and a 100% membership interest in TEPPCO Marine Services.  TEPPCO GP, Inc. (“TEPPCO GP”), our subsidiary, holds a 0.001% general partner interest in TCTM and a 0.001% managing member interest in each of TE Products and TEPPCO Midstream.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of June 30, 2008, and the results of our operations and cash flows for the periods presented.  The results of operations for the three months and six months ended June 30, 2008, are not necessarily indicative of results of our operations for the full year 2008.  The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principals (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  You should read these interim financial statements in conjunction with our consolidated financial statements and notes thereto presented in the TEPPCO Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2007.

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2.  GENERAL ACCOUNTING POLICIES AND RELATED MATTERS

Business Segments

We operate and report in four business segments:

▪	pipeline transportation, marketing and storage of refined products, liquefied petroleum gases (“LPGs”) and petrochemicals (“Downstream Segment”);
▪	gathering, pipeline transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals (“Upstream Segment”);
▪	gathering of natural gas, fractionation of natural gas liquids (“NGLs”) and pipeline transportation of NGLs (“Midstream Segment”); and
▪	marine transportation of refined products, crude oil, condensate, asphalt, heavy fuel oil and other heated oil products via tow boats and tank barges (“Marine Services Segment”).

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

If the entity is organized as a limited partnership or limited liability company and maintains separate ownership accounts, we account for our investment using the equity method if our ownership interest is between 3% and 50% and we exercise significant influence over the entity’s operating and financial policies.  For all other types of investments, we apply the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the entity’s operating and financial policies.  Our proportionate share of profits and losses from transactions with equity method unconsolidated affiliates are eliminated in consolidation to the extent such amounts are material and remain on our balance sheet (or those of our equity method investments) in inventory or similar accounts.  Our investments in Seaway Crude Pipeline Company (“Seaway”) and Centennial Pipeline LLC (“Centennial”) are accounted for under the equity method of accounting, as we own 50% ownership interests in these entities and have 50% equal management with the other joint venture participants.  Our investment in Jonah Gas Gathering Company (“Jonah”) is accounted for under the equity method of accounting, as we have 50% equal management with the other participant, even though we own an approximate 80% economic interest in the partnership.

If our ownership interest in an entity does not provide us with either control or significant influence, we account for the investment using the cost method.

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At June 30, 2008 and December 31, 2007, our accrued liabilities for environmental remediation projects totaled $7.3 million and $4.0 million, respectively.  These amounts were derived from a range of reasonable estimates based upon studies and site surveys.  Unanticipated changes in circumstances and/or legal requirements could result in expenses being incurred in future periods in addition to an increase in actual cash required to remediate contamination for which we are responsible.

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

Recent Accounting Developments

The following information summarizes recently issued accounting guidance since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007 that will or may affect our future financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities an – amendment of FASB Statement No. 133.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.  This statement has the same scope as SFAS 133, and accordingly applies to all entities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS 161 only affects disclosure requirements; therefore, our adoption of this statement effective January 1, 2009 will not impact our financial position or results of operations.

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which establishes a consistent framework, or hierarchy, for selecting the accounting principles used to prepare financial statements of nongovernmental entities in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to its Interim Auditing Standards.  We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

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

In June 2008, FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, was issued.  FSP EITF 03-6-1 clarifies that unvested share-based payment awards constitute participating securities, if such awards include nonforfeitable rights to dividends or dividend equivalents.  Consequently, awards that are deemed to be participating securities must be allocated earnings in the computation of earnings per share under the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  We intend to adopt FSP EITF 03-6-1 effective January 1, 2009 and are currently evaluating the impact of adoption on our consolidated financial statements.

In February 2008, FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, was issued.  FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  As allowed under FSP 157-2, we have not applied the provisions of SFAS 157 to our nonfinancial assets and liabilities measured at fair value, which include certain assets and liabilities acquired in business combinations.  We are currently evaluating the impact of our adoption of FSP 157-2 effective January 1, 2009 on our consolidated financial statements.

       In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP.  FSP 142-3 is effective for us on January 1, 2009.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after January 1, 2009 and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, January 1, 2009.  We are evaluating the impact that FSP 142-3 will have on our future financial statements.

On January 1, 2008, we adopted the provisions of SFAS 157 that apply to financial assets and liabilities.   See Note 5 for these fair value disclosures.

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

Our Upstream Segment revenues are earned from gathering, pipeline transporting, marketing and storing crude oil, and distributing lubrication oils and specialty chemicals principally in Oklahoma, Texas, New Mexico and the Rocky Mountain region.  Revenues are also generated from trade documentation and terminaling services, primarily at Cushing, Oklahoma, and Midland, Texas.  Revenues are accrued at the time title to the product sold transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser, and purchases are accrued at the time title to the product purchased transfers to our crude oil marketing company, TEPPCO Crude Oil, LLC (“TCO”), which typically occurs upon our receipt of the product.  Revenues related to trade documentation and terminaling services are recognized as services are completed.

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

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3.  ACCOUNTING FOR UNIT-BASED AWARDS

The following table summarizes compensation expense by plan for the three months and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Phantom Unit Plans: (1) (2)
1999 Phantom Unit Retention Plan	$59	$342	$51	$782
2000 Long Term Incentive Plan	53	122	(174)	302
2005 Phantom Unit Plan	49	328	106	541
EPCO, Inc. 2006 TPP Long-Term Incentive Plan:
Unit options	36	12	63	12
Restricted units (3)	248	64	387	64
Unit appreciation rights (“UARs”) (1) (2)	7	24	4	24
Phantom units (1)	4	4	8	4
Compensation expense allocated under ASA (4)	372	263	711	353
Total compensation expense	$828	$1,159	$1,156	$2,082

___________________________________

(1)	These awards are accounted for as liability awards under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). Accruals for plan award payouts are based on the Unit price.
(2)
The decrease in compensation expense for the three months and six months ended June 30, 2008, is primarily due to a decrease in the Unit price at June 30, 2008 as compared to the Unit price at March 31, 2008 and December 31, 2007, respectively.

(3)
As used in the context of the EPCO, Inc. 2006 TPP Long-Term Incentive Plan, the term “restricted unit” represents a time-vested unit under SFAS 123(R).  Such awards are non-vested until the required service period expires.

(4)	Represents compensation expense under equity awards under other EPCO compensation plans allocated to us from EPCO under the ASA in connection with shared service employees working on our behalf.

1999 Plan

The Texas Eastern Products Pipeline Company, LLC 1999 Phantom Unit Retention Plan (“1999 Plan”) provides for the issuance of phantom unit awards as incentives to key employees.  In April 2008, 13,000 phantom units vested resulting in a cash payment of $0.4 million.  A total of 18,600 phantom units were outstanding under the 1999 Plan at June 30, 2008.  These awards cliff vest as follows: 13,000 in April 2009 and 5,600 in January 2010.  At June 30, 2008 and December 31, 2007, we had accrued liability balances of $0.6 million and $1.0 million, respectively, for compensation related to the 1999 Plan.

2000 LTIP

The Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan (“2000 LTIP”) provides key employees incentives to achieve improvements in our financial performance.  On December 31, 2007, 8,400 phantom units vested and $0.5 million was paid out to participants in the first quarter of 2008.  At June 30, 2008, a total of 11,300 phantom units were outstanding under the 2000 LTIP that cliff vest on December 31, 2008 and will be paid out to participants in 2009.  At June 30, 2008 and December 31, 2007, we had accrued liability balances of $0.3 million and $0.9 million, respectively, related to the 2000 LTIP.

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2005 Phantom Unit Plan

The Texas Eastern Products Pipeline Company, LLC 2005 Phantom Unit Plan (“2005 Phantom Unit Plan”) provides key employees incentives to achieve improvements in our financial performance.  On December 31, 2007, 36,200 phantom units vested and $1.6 million was paid out to participants in the first quarter of 2008.  At June 30, 2008, a total of 36,600 phantom units were outstanding under the 2005 Phantom Unit Plan that cliff vest on December 31, 2008 and will be paid out to participants in 2009.  At June 30, 2008 and December 31, 2007, we had accrued liability balances of $0.9 million and $2.6 million, respectively, for compensation related to the 2005 Phantom Unit Plan.

2006 LTIP

The EPCO, Inc. 2006 TPP Long-Term Incentive Plan (“2006 LTIP”) provides for awards of our Units and other rights to our non-employee directors and to certain employees of EPCO and its affiliates providing services to us.  Awards granted under the 2006 LTIP may be in the form of restricted units, phantom units, unit options, UARs and distribution equivalent rights.  Subject to adjustment as provided in the 2006 LTIP, awards with respect to up to an aggregate of 5,000,000 Units may be granted under the 2006 LTIP.  We reimburse EPCO for the costs allocable to 2006 LTIP awards made to employees who work in our business.   The 2006 LTIP is effective until December 8, 2016 or, if earlier, the time which all available Units under the 2006 LTIP have been delivered to participants or the time of termination of the 2006 LTIP by EPCO or the Audit, Conflicts and Governance Committee of the Board of Directors of our General Partner (“ACG Committee”).  In May 2008, we granted 200,000 unit options and 95,000 restricted units to certain employees providing services directly to us and 29,429 UARs to a non-executive member of the board of directors in connection with his election to the board.  After giving effect to outstanding unit options and restricted units at June 30, 2008, and the forfeiture of restricted units through June 30, 2008, a total of 4,842,100 additional Units could be issued under the 2006 LTIP in the future.

Unit Options

The information in the following table presents unit option activity under the 2006 LTIP for the periods indicated:
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Strike Price	Contractual
	of Units	(dollars/Unit)	Term (in years)
Unit Options:
Outstanding at December 31, 2007 (1)	155,000	$45.35	--
Granted (2)	200,000	35.86	--
Outstanding at June 30, 2008	355,000	$40.00	5.07
Options exercisable at:
June 30, 2008	--	$--	--
___________________________________

(1)	During 2008, previous unit option grants were amended. The expiration dates of the 2007 awards were modified from May 22, 2017 to December 31, 2012.
(2)
The total grant date fair value of these awards was $0.3 million based on the following assumptions:  (i) expected life of the option of 4.7 years; (ii) risk-free interest rate of 3.3%; (iii) expected distribution yield on Units of 7.9%; (iv) estimated forfeiture rate of 17%; and (v) expected Unit price volatility on Units of 18.7%.

At June 30, 2008, total unrecognized compensation cost related to nonvested unit options granted under the 2006 LTIP was an estimated $0.7 million.  We expect to recognize this cost over a weighted-average period of 3.45 years.

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Units

The following table summarizes information regarding our restricted units for the periods indicated:

		Weighted-
		Average Grant
	Number	Date Fair Value
	of Units	per Unit (1)
Restricted Units at December 31, 2007	62,400
Granted (2)	95,900	$32.97
Forfeited	(400)	35.86
Restricted Units at June 30, 2008	157,900
____________________________

(1)	Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.
(2)
Aggregate grant date fair value of restricted unit awards issued during the six months ended June 30, 2008 was $2.8 million based on grant date market prices of our Units ranging from $34.63 to $35.86 per Unit and an estimated forfeiture rate of 17%.

None of our restricted units vested during the six months ended June 30, 2008.  At June 30, 2008, total unrecognized compensation cost related to restricted units was $4.4 million, and these costs are expected to be recognized over a weighted-average period of 3.3 years.

Phantom Units and UARs

At June 30, 2008, a total of 1,647 phantom units were outstanding, which have been awarded under the 2006 LTIP to the non-executive members of the board of directors.  Each phantom unit will pay out in cash on April 30, 2011 or, if earlier, the date the director is no longer serving on the board of directors, whether by voluntarily resignation or otherwise.  Each participant is also entitled to cash distributions equal to the product of the number of phantom units granted to the participant and the per Unit cash distribution that we paid to our unitholders.  Phantom unit awards to non-executive directors are accounted for similar to SFAS 123(R) liability awards.

On June 20, 2008, 29,429 UARs were awarded under the 2006 LTIP at an exercise price of $33.98 per Unit to a non-executive member of the board of directors in connection with his election to the board.  At June 30, 2008, a total of 95,654 UARs were outstanding, which have been awarded under the 2006 LTIP at a weighted average exercise price of $41.82 per Unit to the non-executive members of the board of directors.  The UARs will be subject to five year cliff vesting and will vest earlier if the director dies or is removed from, or not re-elected or appointed to, the board of directors for reasons other than his voluntary resignation or unwillingness to serve.  When the UARs become payable, the director will receive a payment in cash equal to the fair market value of the Units subject to the UARs on the payment date over the fair market value of the Units subject to the UARs on the date of grant.  UARs awarded to non-executive directors are accounted for similar to SFAS 123(R) liability awards.

       At June 30, 2008, a total of 335,723 UARs were outstanding, which have been awarded under the 2006 LTIP at an exercise price of $45.35 per Unit to certain employees providing services directly to us.  The UARs are subject to five year cliff vesting and are subject to forfeiture.  When the UARs become payable, the awards will be redeemed in cash (or, in the sole discretion of the ACG Committee, Units or a combination of cash and Units) equal to the fair market value of the Units subject to the UARs on the payment date over the fair market value of the Units subject to the UARs on the date of grant.  In addition, for each calendar quarter from the grant date until the UARs become payable, each holder will receive a cash payment equal to the product of (i) the per Unit cash distribution paid to our unitholders during such calendar quarter less the quarterly distribution amount in effect at the time of

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

grant multiplied by (ii) the number of Units subject to the UAR.  UARs awarded to employees are accounted for as liability awards under SFAS 123(R) since the current intent is to settle the awards in cash.

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

Fair Value Hedges – Interest Rate Swaps

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

In October 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. This swap agreement, designated as a fair value hedge, had a notional value of $210.0 million and was set to mature in January 2028 to match the principal and maturity of the TE Products Senior Notes.  During the three months and six months ended June 30, 2007, we recognized reductions in interest expense of $0.3 million and $0.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  In September 2007, we terminated this swap agreement, resulting in a loss of $1.2 million.  This loss was deferred as an adjustment to the carrying value of the 7.51% Senior Notes, and approximately $0.2 million of the loss was amortized to interest expense in 2007, with the remaining $1.0 million recognized in interest expense in January 2008 at the time the 7.51% Senior Notes were redeemed (see Note 11).

During 2002, we entered into interest rate swap agreements, designated as fair value hedges, to hedge our exposure to changes in the fair value of our fixed rate 7.625% Senior Notes due 2012.  The swap agreements had a combined notional value of $500.0 million and were set to mature in 2012 to match the principal and maturity of the underlying debt.  These swap agreements were terminated in 2002 resulting in deferred gains of $44.9 million, which are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the 7.625% Senior Notes.  At June 30, 2008 and December 31, 2007, the unamortized balance of the deferred gains was $20.7 million and $23.2 million, respectively.  In the event of early extinguishment of the 7.625% Senior Notes, any remaining unamortized gains would be recognized in the statement of consolidated income at the time of extinguishment.

Cash Flow Hedges – Treasury Locks

At times, we may use treasury lock financial instruments to hedge the underlying U.S. treasury rates related to anticipated debt incurrence.  Gains or losses on the termination of such instruments are amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt.  Each of our treasury lock transactions was designated as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.

In October 2006 and February 2007, we entered into treasury lock agreements, accounted for as cash flow hedges, which extended through June 2007 for a notional value totaling $300.0 million.  In May 2007, these treasury locks were terminated concurrent with the issuance of junior subordinated notes (see Note 11). The termination of the treasury locks resulted in gains of $1.4 million, and these gains were recorded in accumulated other comprehensive income.  These gains are being amortized using the effective interest method as reductions to future interest expense over the term of the forecasted fixed rate interest payments, which is ten years.  Over the next twelve months, we expect to reclassify $0.1 million of accumulated other comprehensive income that was generated by these treasury locks as a reduction to interest expense.  In the event of early extinguishment of the junior

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

subordinated notes, any remaining unamortized gains would be recognized in the statement of consolidated income at the time of extinguishment.

           In 2007, we entered into treasury locks, accounted for as cash flow hedges, which extended through January 31, 2008 for a notional value totaling $600.0 million.  At December 31, 2007, the fair value of the treasury locks was a liability of $25.3 million.  In January 2008, these treasury locks were extended through April 30, 2008.  In March 2008, these treasury locks were settled concurrently with the issuance of senior notes (see Note 11).  The settlement of the treasury locks resulted in losses of $52.1 million, and these losses were recorded in accumulated other comprehensive income.  We recognized approximately $3.6 million of this loss in interest expense as a result of interest payments hedged under the treasury locks not occurring as forecasted.  The remaining losses are being amortized using the effective interest method as increases to future interest expense over the terms of the forecasted interest payments, which range from five to ten years.  Over the next twelve months, we expect to reclassify $4.3 million of accumulated other comprehensive loss that was generated by these treasury locks as an increase to interest expense.  In the event of early extinguishment of these senior notes, any remaining unamortized losses would be recognized in the statement of consolidated income at the time of extinguishment.

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

At June 30, 2008 and December 31, 2007, we had a limited number of commodity derivatives that were accounted for as cash flow hedges.  The majority of these contracts will expire during 2008, with the remainder expiring during the first quarter of 2009, and any amounts remaining in accumulated other comprehensive income will be recorded in net income.  Gains and losses on these derivatives are offset against corresponding gains or losses of the hedged item and are deferred through other comprehensive income, thus minimizing exposure to cash flow risk.  No ineffectiveness was recognized as of June 30, 2008.  In addition, we had some commodity derivatives that did not qualify for hedge accounting.  These financial instruments had a minimal impact on our earnings.  The fair values of the open positions at June 30, 2008 and December 31, 2007 were liabilities of $26.5 million and $18.9 million, respectively.

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

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.  The characteristics of fair value amounts classified within each level of the SFAS 157 hierarchy are described as follows:

▪
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

▪
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

▪
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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities measured on a recurring basis at June 30, 2008.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels.  At June 30, 2008, we had no Level 1 financial assets and liabilities.

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Level 2	Level 3	Total

Financial assets:
Commodity financial instruments	$25,362	$95	$25,457

Total	$25,362	$95	$25,457

Financial liabilities:
Commodity financial instruments	$51,780	$137	$51,917

Total	$51,780	$137	$51,917

The determination of fair values above associated with our commodity financial instrument portfolios are developed using available market information and appropriate valuation techniques in accordance with SFAS 157.

The following table sets forth a reconciliation of changes in the fair value of our net financial assets and liabilities classified as Level 3 in the fair value hierarchy:

Net
Commodity
Financial
Instruments

Beginning balance, April 1, 2008	$24
Total gains (losses) included in:
Net income (1)	(66)

Ending balance, June 30, 2008	$(42)

Net unrealized losses included in net income for the
three months relating to instruments still held at June 30, 2008 (1)	$(66)

Beginning balance, January 1, 2008	$(394)
Total gains (losses) included in:
Net income (1)	352

Ending balance, June 30, 2008	$(42)

Net unrealized gains included in net income for the
six months relating to instruments still held at June 30, 2008 (1)	$352
_________

(1)
Total commodity financial instrument gains (losses) included in net income were a $0.1 million loss and $0.4 million gain for the three months and six months ended June 30, 2008, respectively.  These amounts were recognized in revenues on our statement of consolidated income during the three months and six months ended June 30, 2008.

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6.  INVENTORIES

Inventories are valued at the lower of cost (based on weighted average cost method) or market.  The major components of inventories were as follows:
	June 30,	December 31,
	2008	2007
Crude oil (1)	$67,312	$44,542
Refined products and LPGs (2)	39,187	18,616
Lubrication oils and specialty chemicals	9,524	9,160
Materials and supplies	8,042	7,178
NGLs	1,846	803
Total	$125,911	$80,299
_________________________________

(1)	At June 30, 2008 and December 31, 2007, $43.5 million and $16.5 million, respectively, of our crude oil inventory was subject to forward sales contracts.
(2)	Refined products and LPGs inventory is managed on a combined basis.

Due to fluctuating commodity prices, we recognize lower of cost or market (“LCM”) adjustments when the carrying value of our inventories exceed their net realizable value.  These non-cash charges are a component of costs and expenses in the period they are recognized.  For the three months and six months ended June 30, 2008 and 2007, we recognized LCM adjustments of approximately $0.1 million, $0, $0.1 million and $0.6 million, respectively.

NOTE 7.    PROPERTY, PLANT AND EQUIPMENT

Major categories of property, plant and equipment at June 30, 2008 and December 31, 2007, were as follows:

	Estimated
	Useful Life		June 30,	December 31,
	In Years		2008	2007
Plants and pipelines (1)	5-40	(4)	$1,823,230	$1,810,195
Underground and other storage facilities (2)	5-40	(5)	262,533	254,677
Transportation equipment (3)	5-10		8,885	7,780
Marine vessels	20-30		445,341	--
Land and right of way			138,825	117,628
Construction work in progress			278,918	185,579
Total property, plant and equipment			$2,957,732	$2,375,859
Less accumulated depreciation			627,671	582,225
Property, plant and equipment, net			$2,330,061	$1,793,634
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

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)	The estimated useful lives of major components of this category are as follows: underground storage facilities, 20-40 years (with some components at 5 years) and storage tanks, 20-30 years.

The following table summarizes our depreciation expense and capitalized interest amounts for the three months and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Depreciation expense (1)	$23,941	$19,948	$45,847	$39,372
Capitalized interest (2)	5,477	3,075	9,885	6,803
________________________________________________________

(1)	Depreciation expense is a component of depreciation and amortization expense as presented in our statements of consolidated income.
(2)	Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of a tangible long-lived asset that results from its acquisition, construction, development or normal operation or a combination of these factors.  We have conditional AROs related to the retirement of the Val Verde Gas Gathering Company, L.P. (“Val Verde”) natural gas gathering system and to structural restoration work to be completed on leased office space that is required upon our anticipated office lease termination.  At June 30, 2008, we have a $1.4 million liability, which represents the fair values of these conditional AROs.  We assigned probabilities for settlement dates and settlement methods for use in an expected present value measurement of fair value and recorded conditional AROs.

The following table presents information regarding our AROs:

ARO liability balance, December 31, 2007	$1,346
Liabilities incurred	--
Liabilities settled	--
Accretion expense	62
ARO liability balance, June 30, 2008	$1,408

Property, plant and equipment at June 30, 2008, includes $0.5 million of asset retirement costs capitalized as an increase in the associated long-lived asset.

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

We own interests in related businesses that are accounted for using the equity method of accounting.  These investments are identified below by reporting business segment (see Note 13 for a general discussion of our business segments).  The following table presents our investments in unconsolidated affiliates as of June 30, 2008 and December 31, 2007:

	Ownership Percentage at	Investments in unconsolidated affiliates at
	June 30, 2008	June 30, 2008	December 31, 2007

Downstream Segment:
Centennial	50.0%	$74,966	$78,962
Other	25.0%	398	362
Upstream Segment:
Seaway	50.0%	193,905	188,650
Midstream Segment:
Jonah	80.64%	906,304	879,021
Total		$1,175,573	$1,146,995

The following table summarizes equity earnings by business segment for the three months and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Equity earnings (losses):
Downstream Segment	$(3,585)	$(3,879)	$(7,717)	$(5,366)
Upstream Segment	4,177	1,448	7,177	3,237
Midstream Segment	21,886	22,745	45,581	41,374
Intersegment eliminations	(1,061)	(1,080)	(3,962)	(3,448)
Total equity earnings	$21,417	$19,234	$41,079	$35,797

Seaway

Through one of our indirect wholly owned subsidiaries, we own a 50% ownership interest in Seaway.  The remaining 50% interest is owned by ConocoPhillips.  We operate and commercially manage the Seaway assets.  Seaway owns pipelines and terminals that carry imported, offshore and domestic onshore crude oil from a marine terminal at Freeport, Texas, to Cushing, Oklahoma, from a marine terminal at Texas City, Texas, to refineries in the Texas City and Houston, Texas, areas.  Seaway also has a connection to our South Texas system that allows it to receive both onshore and offshore domestic crude oil in the Texas Gulf Coast area for delivery to Cushing.  The Seaway Crude Pipeline Company Partnership Agreement provides for varying participation ratios throughout the life of Seaway.  Our sharing ratio (including the amount of distributions we receive) of Seaway for each of the six months ended June 30, 2008 and 2007 was 40% of revenue and expense (and distributions) and will remain at that level in the future.  During the six months ended June 30, 2008 and 2007, we received distributions from Seaway of $3.4 million and $7.4 million, respectively.  During the six months ended June 30, 2008 and 2007, we did not invest any funds in Seaway.

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Centennial

TE Products owns a 50% ownership interest in Centennial, and Marathon Petroleum Company LLC (“Marathon”) owns the remaining 50% interest. Centennial owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois.  Marathon operates the mainline Centennial pipeline, and TE Products operates the Beaumont origination point and the Creal Springs terminal.  During the six months ended June 30, 2008, we did not invest any funds in Centennial.  During the six months ended June 30, 2007, we contributed $11.1 million to Centennial, of which $6.1 million was for contractual obligations that were created upon formation of Centennial and $5.0 million was for debt service requirements.  TE Products has received no cash distributions from Centennial since its formation.

Jonah

Enterprise Products Partners, through its affiliate, Enterprise Gas Processing, LLC, is our joint venture partner in Jonah, the partnership through which we have owned our interest in the system serving the Jonah and Pinedale fields in the greater Green River Basin in southwestern Wyoming.  The joint venture is governed by a management committee comprised of two representatives approved by Enterprise Products Partners and two representatives approved by us, each with equal voting power.  Enterprise Products Partners serves as operator.  In connection with the joint venture arrangement, in June 2008, Jonah completed the Phase V expansion, which increased the combined system capacity of the Jonah and Pinedale fields from 1.5 billion cubic feet (“Bcf”) per day to 2.35 Bcf per day.  The expansion is expected to significantly reduce system operating pressures, which is anticipated to lead to increased production rates and ultimate reserve recoveries.  Enterprise Products Partners managed the Phase V construction project.

       From August 1, 2006 through July 2007, we and Enterprise Products Partners equally shared the costs of the Phase V expansion, and Enterprise Products Partners shared in the incremental cash flow resulting from the operation of those new facilities.  During August 2007, with the completion of the first portion of the expansion, we and Enterprise Products Partners began sharing joint venture cash distributions and earnings based on a formula that takes into account the capital contributions of the parties, including expenditures by us prior to the expansion.  Based on this formula in the partnership agreement, beginning in August 2007, our ownership interest in Jonah was approximately 80.64%, and Enterprise Products Partners’ ownership interest in Jonah was approximately 19.36%.  Amounts exceeding an agreed upon base cost estimate of $415.2 million were shared 19.36% by Enterprise Products Partners and 80.64% by us.  Our ownership interest in Jonah is currently anticipated to remain at 80.64%.  Through June 30, 2008, we have reimbursed Enterprise Products Partners $296.9 million ($35.3 million in 2008, $152.2 million in 2007 and $109.4 million in 2006) for our share of the Phase V cost incurred by it (including its cost of capital incurred prior to the formation of the joint venture of $1.3 million).  At June 30, 2008 and December 31, 2007, we had payables to Enterprise Products Partners for costs incurred of $2.8 million and $9.9 million, respectively.

In early 2008, Jonah began an expansion of the portion of its system serving the Pinedale field, which is expected to increase the combined system capacity of the Jonah and Pinedale fields from 2.35 Bcf per day to approximately 2.55 Bcf per day.  This project will include an additional 17,000 horsepower of compression at the Paradise and Bird Canyon stations in Sublette County, Wyoming and involve construction of approximately 52 miles of 30-inch and 24-inch diameter pipelines.  This expansion is expected to be completed in phases, with final completion expected in early 2009.  The total anticipated cost of this system expansion is expected to be approximately $125.0 million.  Our share of the costs of the construction is expected to be 80.64%, and Enterprise Products Partners’ share is expected to be 19.36%.  Enterprise Products Partners is managing this construction project.

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the six months ended June 30, 2008 and 2007, we received distributions from Jonah of $75.9 million and $50.4 million, respectively.  The 2007 amount included $11.6 million of distributions declared in 2006 and paid during the first quarter of 2007.  During the six months ended June 30, 2008 and 2007, we invested $64.5 million and $86.2 million, respectively, in Jonah.

Summarized Financial Information of Unconsolidated Affiliates

Summarized combined income statement data by reporting segment for the three months and six months ended June 30, 2008 and 2007, is presented below (on a 100% basis):

	For the Three Months Ended
	June 30, 2008			June 30, 2007
	Revenues	Operating Income	Net Income (Loss)	Revenues	Operating Income	Net Income (Loss)
Downstream Segment (1)	$10,385	$1,286	$(1,435)	$11,735	$2,395	$(371)
Upstream Segment	27,381	15,315	15,351	16,471	6,308	6,386
Midstream Segment	60,154	26,891	27,181	46,399	23,531	23,872

	For the Six Months Ended
	June 30, 2008			June 30, 2007
	Revenues	Operating Income	Net Income (Loss)	Revenues	Operating Income	Net Income (Loss)
Downstream Segment (1)	$20,028	$2,157	$(3,272)	$27,598	$3,422	$(2,095)
Upstream Segment	47,954	25,669	25,721	34,641	14,143	14,320
Midstream Segment	118,357	56,170	56,605	102,923	43,543	44,041
____________________________

(1)	On March 1, 2007, we sold our ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”) to Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) (see Note 9).

Summarized combined balance sheet information by reporting segment as of June 30, 2008 and December 31, 2007, is presented below:

	June 30, 2008
	Current Assets	Noncurrent Assets	Current Liabilities	Long-term Debt	Noncurrent Liabilities	Partners’ Capital
Downstream Segment	$15,676	$243,957	$21,146	$124,800	$1,278	$112,409
Upstream Segment	35,241	249,491	5,910	32	--	278,790
Midstream Segment	51,840	1,107,499	32,167	--	305	1,126,867

	December 31, 2007
	Current Assets	Noncurrent Assets	Current Liabilities	Long-term Debt	Noncurrent Liabilities	Partners’ Capital
Downstream Segment	$20,864	$248,896	$23,814	$129,900	$365	$115,681
Upstream Segment	16,429	251,635	6,457	--	38	261,569
Midstream Segment	55,396	1,065,304	22,545	--	264	1,097,891

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9.  ACQUISITIONS AND DISPOSITIONS

Acquisitions

Cenac

On February 1, 2008, we, through our subsidiary, TEPPCO Marine Services, entered the marine transportation business for refined products, crude oil and condensate.  We acquired transportation assets and certain intangible assets that comprised the marine transportation business of Cenac Towing Co., Inc. (“Cenac Towing”), Cenac Offshore, L.L.C. and Mr. Arlen B. Cenac, Jr., the sole owner of Cenac Towing Co., Inc. and Cenac Offshore, L.L.C. (collectively, “Cenac”).  The aggregate value of total consideration we paid or issued to complete the Cenac acquisition was $444.7 million, which consisted of $258.1 million in cash and 4,854,899 newly issued Units.  Additionally, we assumed $63.2 million of Cenac’s long-term debt in this transaction.  On February 1, 2008, we repaid the $63.2 million of assumed debt in full with borrowings under our term credit agreement (see Note 11).

The following table summarizes the components of total consideration paid or issued in this transaction.

Cash payment for Cenac acquisition	$256,593
Fair value of our 4,854,899 Units	186,558
Other cash acquisition costs paid to third-parties	1,511
Total consideration	$444,662

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

We acquired 42 tow boats, 89 tank barges and the economic benefit of certain related commercial agreements.  This business serves refineries and storage terminals along the Mississippi, Illinois and Ohio rivers, and the Intracoastal Waterway between Texas and Florida.  These assets also gather crude oil from production facilities and platforms along the U.S. Gulf Coast and in the Gulf of Mexico.  This acquisition is a natural extension of our existing assets and complements two of our core franchise businesses:  the transportation and storage of refined products and the gathering, transportation and storage of crude oil.

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

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table summarizes estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Property, plant and equipment	$360,146
Intangible assets	63,500
Other assets	2,726
Total assets acquired	426,372

Long-term debt	(63,157)
Total liabilities assumed	(63,157)
Total assets acquired less liabilities assumed	363,215
Total consideration given	444,662
Goodwill	$81,447

The $63.5 million preliminary fair value of acquired intangible assets represents customer relationships and non-compete agreements.  Customer relationship intangible assets represent the estimated economic value attributable to certain relationships acquired in connection with the Cenac acquisition whereby (i) we acquired information about or access to customers and now have regular contact with them and (ii) the customers now have the ability to make direct contact with us.  In this context, customer relationships arise from contractual arrangements (such as transportation contracts) and through means other than contracts, such as regular contact by sales or service representative.  The values assigned to these intangible assets are amortized to earnings on a straight-line basis over the expected period of economic benefit, which ranges from 2 to 20 years.

Of the $444.7 million in consideration we paid or issued to complete the Cenac acquisition, $81.4 million has been assigned to goodwill.  Management attributes the value of this goodwill to potential future benefits we expect to realize as a result of acquiring these assets.

Since the closing date of the Cenac acquisition was February 1, 2008, our statements of consolidated income do not include any earnings from these assets prior to this date.  The following table presents selected pro forma earnings information for the three months ended June 30, 2007 and for the six months ended June 30, 2008 and 2007 as if the Cenac acquisition had been completed on January 1, 2008 and 2007, respectively, instead of February 1, 2008.  This information was prepared based on financial data available to us and reflects certain estimates and assumptions made by our management.  Our pro forma financial information is not necessarily indicative of what our consolidated financial results would have been had the Cenac acquisition actually occurred on January 1, 2007 or 2008.

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2007	2008	2007

Pro forma earnings data:
Revenues	$2,075,189	$7,000,502	$4,076,051
Costs and expenses	2,022,429	6,855,050	3,939,025
Operating income	52,760	145,452	137,026
Net income	48,044	113,895	185,321

Basic and diluted earnings per unit:
Units outstanding, as reported	89,832	94,048	89,819
Units outstanding, pro forma	94,687	94,875	94,674
Basic and diluted earnings per unit, as reported	$0.44	$0.99	$1.73
Basic and diluted earnings per unit, pro forma	$0.42	$1.00	$1.64

Horizon

On February 29, 2008, we expanded our Marine Services Segment with the acquisition of marine assets from Horizon Maritime, L.L.C. (“Horizon”), a privately-held Houston-based company and an affiliate of Mr. Cenac for $80.8 million in cash.  We acquired 7 tow boats, 17 tank barges, rights to two tow boats under construction and certain related commercial and other agreements (or the associated economic benefits).  In April 2008, we paid $3.0 million to Horizon pursuant to the purchase agreement upon delivery of one of the tow boats under construction, and in June 2008, we paid $3.8 million upon delivery of the second tow boat.  The acquired vessels transport asphalt, heavy fuel oil and other heated oil products to storage facilities and refineries along the Mississippi, Illinois and Ohio Rivers, and the Intracoastal Waterway.  We financed the acquisition with borrowings under our term credit agreement.

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

Property, plant and equipment	$71,215
Intangible assets	6,700
Other assets	981
Total assets acquired	78,896

Total consideration given	87,525
Goodwill	$8,629

The $6.7 million preliminary fair value of acquired intangible assets represents customer relationships and non-compete agreements.  Customer relationship intangible assets represent the estimated economic value attributable to certain relationships acquired in connection with the Horizon acquisition whereby (i) we acquired information about or access to customers and now have regular contact with them and (ii) the customers now have the ability to make direct contact with us.  In this context, customer relationships arise from contractual arrangements (such as transportation contracts) and through means other than contracts, such as regular contact by sales or service

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

representative.  The values assigned to these intangible assets are amortized to earnings on a straight-line basis over the expected period of economic benefit, which ranges from 2 to 9 years.

Of the $87.5 million in consideration we paid to complete the acquisition of the Horizon business, $8.6 million has been assigned to goodwill.  Management attributes the value of this goodwill to potential future benefits we expect to realize as a result of acquiring these assets and further expanding our Marine Services Segment.

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

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10.  INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The following table summarizes our intangible assets, including excess investments, being amortized at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Downstream Segment:
Transportation agreements	$1,000	$(382)	$1,000	$(358)
Other	5,227	(544)	4,927	(325)
Subtotal	6,227	(926)	5,927	(683)
Upstream Segment:
Transportation agreements	888	(365)	888	(335)
Other	10,005	(3,315)	10,005	(3,046)
Subtotal	10,893	(3,680)	10,893	(3,381)
Midstream Segment:
Gathering agreements	239,649	(116,754)	239,649	(107,356)
Fractionation agreement	38,000	(19,475)	38,000	(18,525)
Other	306	(157)	306	(149)
Subtotal	277,955	(136,386)	277,955	(126,030)
Marine Services Segment:
Customer relationship intangibles	51,320	(1,399)	--	--
Other	18,880	(1,957)	--	--
Subtotal	70,200	(3,356)	--	--
Total intangible assets	365,275	(144,348)	294,775	(130,094)

Excess investments: (1)
Downstream Segment (2)	33,390	(23,895)	33,390	(21,861)
Upstream Segment (3)	26,908	(5,478)	26,908	(5,135)
Midstream Segment (4)	7,469	(160)	6,988	(95)
Subtotal	67,767	(29,533)	67,286	(27,091)

Total intangible assets, including excess investments	$433,042	$(173,881)	$362,061	$(157,185)
__________________________________________

(1)	Excess investments are included in “Equity Investments” in our consolidated balance sheets.
(2)	Relates to our investment in Centennial.
(3)	Relates to our investment in Seaway.
(4)	Relates to our investment in Jonah.

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the amortization expense of our intangible assets by segment for the three months and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Intangible assets:
Downstream Segment	$122	$170	$243	$299
Upstream Segment	151	165	299	340
Midstream Segment	5,405	5,574	10,356	11,181
Marine Services Segment	2,169	--	3,356	--
Subtotal	7,847	5,909	14,254	11,820

Excess investments: (1)
Downstream Segment	1,113	976	2,034	1,593
Upstream Segment	172	172	343	343
Midstream Segment	32	14	65	33
Subtotal	1,317	1,162	2,442	1,969

Total amortization expense	$9,164	$7,071	$16,696	$13,789
___________________________________________

(1)	Amortization of excess investments is included in equity earnings.

The following table sets forth the estimated amortization expense of intangible assets and the estimated amortization expense allocated to equity earnings for the years ending December 31:

	Intangible Assets	Excess Investments
2008	$29,123	$5,954
2009	27,854	3,478
2010	25,691	2,344
2011	23,981	1,031
2012	18,209	1,031
2013	16,460	1,031

Goodwill

The following table presents the carrying amount of goodwill at June 30, 2008 and December 31, 2007, by business segment:

	June 30, 2008	December 31, 2007

Goodwill:
Downstream Segment	$1,339	$1,339
Upstream Segment	14,167	14,167
Midstream Segment	--	--
Marine Services Segment	90,076	--
Total goodwill	$105,582	$15,506

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11.  DEBT OBLIGATIONS

The following table summarizes the principal amounts outstanding under all of our debt instruments at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Short-term senior debt obligations:
6.45% TE Products Senior Notes, due January 2008 (1)	$--	$180,000
7.51% TE Products Senior Notes, due January 2028 (1)	--	175,000
Total principal amount of short-term senior debt obligations	--	355,000
Adjustment to carrying value associated with hedges of
fair value and unamortized discounts (2)	--	(1,024)
Total short-term senior debt obligations	$--	$353,976

Long-term:
Senior debt obligations: (3)
Revolving Credit Facility, due December 2012	$530,000	$490,000
7.625% Senior Notes, due February 2012	500,000	500,000
6.125% Senior Notes, due February 2013	200,000	200,000
5.90% Senior Notes, due April 2013	250,000	--
6.65% Senior Notes, due April 2018	350,000	--
7.55% Senior Notes, due April 2038	400,000	--
Total principal amount of long-term senior debt obligations	2,230,000	1,190,000

7.000% Junior Subordinated Notes, due June 2067 (3)	300,000	300,000
Total principal amount of long-term debt obligations	2,530,000	1,490,000
Adjustment to carrying value associated with hedges of fair value and unamortized discounts (4)	15,171	21,083
Total long-term debt obligations	2,545,171	1,511,083
Total Debt Instruments (4)	$2,545,171	$1,865,059
Standby letters of credit outstanding (5)	$26,130	$23,494
_________________

(1)
In January 2008, TE Products retired all of its outstanding debt by repaying at maturity $180.0 million principal amount of its 6.45% TE Products Senior Notes due 2008 and redeeming the remaining $175.0 million principal amount of its 7.51% TE Products Senior Notes due 2028.  The redemption price for the 7.51% TE Products Senior Notes due 2028 was 103.755% (or $181.6 million, which included a $6.6 million make-whole premium) of the principal amount plus accrued and unpaid interest to January 28, 2008, the date of redemption, of $0.5 million.

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

(4)
We have entered into interest rate swap agreements to hedge our exposure to changes in the fair value on a portion of the debt obligations presented above (see Note 5).  At June 30, 2008 and December 31, 2007, amount includes $5.5 million and $2.1 million of unamortized discounts, respectively, and $20.7 million and $23.2 million related to fair value hedges, respectively.

(5)	Letters of credit were issued in connection with crude oil purchased during the respective quarter. Payables related to these purchases of crude oil are generally paid during the following quarter.

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving Credit Facility

We have in place an unsecured revolving credit facility (“Revolving Credit Facility”), which matures on December 12, 2012.  The Revolving Credit Facility allows us to request unlimited one-year extensions of the maturity date, subject to lender approval and satisfaction of certain other conditions and contains an accordion feature whereby the total amount of the bank commitments may be increased, with lender approval and the satisfaction of certain other conditions, from $700.0 million up to a maximum amount of $1.0 billion, including the issuance of letters of credit (see Note 19 for a discussion of expanded availability under this facility).  The aggregate outstanding principal amount of swing line loans or same day borrowings permitted under the Revolving Credit Facility is $40.0 million.  The interest rate is based, at our option, on either the lender’s base rate, or LIBOR rate, plus a margin, in effect at the time of the borrowings.  The applicable margin with respect to LIBOR rate borrowings is based on our senior unsecured non-credit enhanced long-term debt rating issued by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”).  The Revolving Credit Facility contains a term-out option in which we may, on the maturity date, convert the principal balance of all revolving loans then outstanding into a non-revolving one-year term loan.  Upon the conversion of the revolving loans to term loans pursuant to the term-out option, the applicable LIBOR spread will increase by 0.125% per year, and if immediately prior to such borrowing the total outstanding revolver borrowings then outstanding exceeds 50% of the total lender commitments, the applicable LIBOR spread with respect to borrowings will increase by an additional 10 basis points.

The Revolving Credit Facility contains financial covenants that require us to maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 5.00 to 1.00 (and, if after giving effect to a permitted acquisition the ratio exceeds 5.00 to 1.00, the threshold ratio will be increased to 5.50 to 1.00 for the fiscal quarter in which such acquisition occurs and the first full fiscal quarter following such acquisition).  Other restrictive covenants in the Revolving Credit Facility limit our ability, and the ability of certain of our subsidiaries, to, among other things, incur certain additional indebtedness, make distributions in excess of Available Cash (see Note 12), incur certain liens, engage in specified transactions with affiliates and complete mergers, acquisitions and sales of assets.  The credit agreement restricts the amount of outstanding debt of the Jonah joint venture to debt owing to the owners of its partnership interests and other third-party debt in the aggregate principal amount of $50.0 million and allows for the issuance of certain hybrid securities of up to 15% of our Consolidated Total Capitalization (as defined therein).  At June 30, 2008, $530.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 3.08%.  At June 30, 2008, we were in compliance with the covenants of the Revolving Credit Facility.

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

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 20, 2002 and January 30, 2003, we issued $500.0 million principal amount of 7.625% Senior Notes due 2012 and $200.0 million principal amount of 6.125% Senior Notes due 2013, respectively.  These senior notes were issued at discounts of $2.2 million and $1.4 million, respectively, and are being accreted to their face value over the applicable term of the senior notes.  The senior notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 35 basis points.

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

The indentures governing our senior notes contain covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indentures do not limit our ability to incur additional indebtedness.  At June 30, 2008, we were in compliance with the covenants of our senior notes.

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

The Junior Subordinated Notes bear interest at a fixed annual rate of 7.000% from May 2007 to June 1, 2017, payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2007.  After June 1, 2017, the Junior Subordinated Notes will bear interest at a variable annual rate equal to the 3-month LIBOR rate for the related interest period plus 2.7775%, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year commencing September 1, 2017.  Interest payments may be deferred on a cumulative basis for up to ten consecutive years, subject to certain provisions.  Deferred interest will accumulate additional

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

interest at the then-prevailing interest rate on the Junior Subordinated Notes.  The Junior Subordinated Notes mature in June 2067.  The Junior Subordinated Notes are redeemable in whole or in part prior to June 1, 2017 for a “make-whole” redemption price and thereafter at a redemption price equal to 100% of their principal amount plus accrued interest.  The Junior Subordinated Notes are also redeemable prior to June 1, 2017 in whole (but not in part) upon the occurrence of certain tax or rating agency events at specified redemption prices.  At June 30, 2008, we were in compliance with the covenants of the Junior Subordinated Notes.

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

Term Credit Agreement

We had in place a senior unsecured term credit agreement (“Term Credit Agreement”), with a borrowing capacity of $1.0 billion and a maturity date of December 19, 2008.  During the first quarter of 2008, we borrowed $1.0 billion under the Term Credit Agreement to finance the retirement of TE Products’ senior notes and the Cenac and Horizon acquisitions and for other partnership purposes.  In March 2008, we repaid the outstanding balance of the Term Credit Agreement with proceeds from the issuance of senior notes and other cash on hand and terminated the agreement.

Debt Obligations of Unconsolidated Affiliates

We have one unconsolidated affiliate, Centennial, with long-term debt obligations.  The following table shows the total debt of Centennial at June 30, 2008 (on a 100% basis) and the corresponding scheduled maturities of such debt.

Scheduled Maturities of Debt
2008	$5,100
2009	9,900
2010	9,100
2011	9,000
2012	8,900
After 2012	93,000
Total scheduled maturities of debt	$135,000

At June 30, 2008 and December 31, 2007, Centennial’s debt obligations consisted of $135.0 million and $140.0 million, respectively, borrowed under a master shelf loan agreement.  Borrowings under the master shelf agreement mature in May 2024 and are collateralized by substantially all of Centennial’s assets and severally guaranteed by Centennial’s owners.  In January 2008, we entered into an amended and restated guaranty agreement (“Amended Guaranty”) in which we, TCTM, TEPPCO Midstream and TE Products (collectively, “TEPPCO Guarantors”) are required, on a joint and several basis, to pay 50% of any past-due amount under Centennial’s master shelf loan agreement not paid by Centennial (see Note 16).

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

We have a universal shelf registration statement on file with the SEC that, subject to agreement on terms at the time of use and appropriate supplementation, allows us to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof.  In March 2008, we sold $1.0 billion principal amount of senior notes under our universal shelf registration statement (see Note 11).  After taking into account past issuances of securities under this registration statement, as of June 30, 2008, we have the ability to issue approximately $205.1 million of additional securities under this registration statement, subject to customary marketing terms and conditions.

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

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		General
	Unitholders	Partner
Quarterly Cash Distribution per Unit:
Up to Minimum Quarterly Distribution ($0.275 per Unit)	98%	2%
First Target – $0.276 per Unit up to $0.325 per Unit	85%	15%
Over First Target – Cash distributions greater than $0.325 per Unit	75%	25%

The following table reflects the allocation of total distributions paid during the six months ended June 30, 2008 and 2007.

	For the Six Months Ended June 30,
	2008	2007
Limited Partner Units	$129,825	$122,135
General Partner Ownership Interest	2,649	2,493
General Partner Incentive	23,272	21,348
Total Cash Distributions Paid	$155,746	$145,976

Total Cash Distributions Paid Per Unit	$1.405	$1.360

Our quarterly cash distributions for 2008 are presented in the following table:

	Cash Distribution History
	Distribution per Unit	Record Date	Payment Date

1st Quarter 2008	$0.7100	Apr. 30, 2008	May 7, 2008
2nd Quarter 2008 (1)	$0.7100	Jul. 31, 2008	Aug. 7, 2008
      ______________________

(1)	The second quarter 2008 cash distribution totaled approximately $81.0 million.

EPCO, Inc. TPP Employee Unit Purchase Plan

The EPCO, Inc. TPP Employee Unit Purchase Plan (the “Unit Purchase Plan”) provides for discounted purchases of our Units by employees of EPCO and its affiliates.  A maximum of 1,000,000 Units may be delivered under the Unit Purchase Plan (subject to adjustment as provided in the plan).  The Unit Purchase Plan is effective until December 8, 2016, or, if earlier, at the time that all available Units under the plan have been purchased on behalf of the participants or the time of termination of the plan by EPCO or the Chairman or Vice Chairman of EPCO.  As of June 30, 2008, 15,504 Units have been issued to employees under this plan.

Distribution Reinvestment Plan

Our distribution reinvestment plan (“DRIP”) provides for the issuance of up to 10,000,000 Units.  Units purchased through the DRIP may be acquired at a discount rating from 0% to 5% (currently set at 5%), which will be set from time to time by us.  As of June 30, 2008, 189,765 Units have been issued in connection with the DRIP.

General Partner’s Interest

At June 30, 2008 and December 31, 2007, we had deficit balances of $95.2 million and $88.0 million, respectively, in our General Partner’s equity account. These negative balances do not represent assets to us and do not represent obligations of the General Partner to contribute cash or other property to us. The General Partner’s equity account generally consists of its cumulative share of our net income less cash distributions made to it plus capital contributions that it has made to us (see our Statement of Consolidated Partners’ Capital for a detail of the General Partner’s equity account).  For the six months ended June 30, 2008, our General Partner was allocated $18.7 million (representing 16.74%) of our net income and received $25.9 million in cash distributions.

Cash distributions that we make during a period may exceed our net income for the period.  We make quarterly cash distributions of all of our Available Cash, generally defined as consolidated cash receipts less

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consolidated cash disbursements and cash reserves established by the General Partner in its reasonable discretion.  Cash distributions in excess of net income allocations and capital contributions during previous years, resulted in a deficit in the General Partner’s equity account at December 31, 2007 and June 30, 2008.  Future cash distributions that exceed net income will result in an increase in the deficit balance in the General Partner’s equity account.

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

Accumulated Other Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income requires certain items such as foreign currency translation adjustments, gains or losses associated with pension or other postretirement benefits, prior service costs or credits associated with pension or other postretirement benefits, transition assets or obligations associated with pension or other postretirement benefits and unrealized gains and losses on certain investments in debt and equity securities to be reported in a financial statement.  As of and for the six months ended June 30, 2008, the components of accumulated other comprehensive income (loss) reflected on our consolidated balance sheets were composed of crude oil hedges and treasury locks.  The majority of these crude oil hedges have forward positions that expire during 2008, with the remainder expiring during the first quarter of 2009.  While the crude oil hedges are in effect, changes in their fair values, to the extent the hedges are effective, are recognized in accumulated other comprehensive income (loss) until they are recognized in net income in future periods.  The amounts related to settlements of treasury lock agreements are being amortized into earnings over the terms of the respective debt (see Note 5).

The accumulated balance of other comprehensive income (loss) is as follows:

Balance at December 31, 2007	$(42,557)
Changes in fair values of crude oil cash flow hedges	(7,904)
Settlement of treasury locks	(52,098)
Amortization of treasury lock proceeds into earnings	(53)
Changes in fair values of treasury locks	25,296
Ineffectiveness of treasury locks	42
Transfer portion of interest payment hedged under treasury locks
not occurring as forecasted to earnings	3,586
Balance at June 30, 2008	$(73,688)

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13.  BUSINESS SEGMENTS

We have four reporting segments:

▪	Our Downstream Segment, which is engaged in the pipeline transportation, marketing and storage of refined products, LPGs and petrochemicals;
▪	Our Upstream Segment, which is engaged in the gathering, pipeline transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals;
▪	Our Midstream Segment, which is engaged in the gathering of natural gas, fractionation of NGLs and pipeline transportation of NGLs; and
▪
Our Marine Services Segment, which is engaged in the marine transportation of refined products, crude oil, condensate, asphalt, heavy fuel oil and other heated oil products via tow boats and tank barges.

The amounts indicated below as “Partnership and Other” relate primarily to intersegment eliminations and assets that we hold that have not been allocated to any of our reporting segments.

Our Downstream Segment revenues are earned from pipeline transportation, marketing and storage of refined products and LPGs, intrastate pipeline transportation of petrochemicals, sale of product inventory and other ancillary services.  We generally realize higher revenues in the Downstream Segment during the first and fourth quarters of each year since LPGs volumes are generally higher from November through March due to higher demand for propane, a major fuel for residential heating.  Although recent high gasoline prices have moderated this trend somewhat, refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons.  The two largest operating expense items of the Downstream Segment are labor and electric power.  Our Downstream Segment also includes the results of operations of the northern portion of the Dean Pipeline, which transports refinery grade propylene from Mont Belvieu to Point Comfort, Texas.  Our Downstream Segment also includes our equity investment in Centennial (see Note 8).

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

Our Midstream Segment revenues are earned from the gathering of coal bed methane and conventional natural gas in the San Juan Basin in New Mexico and Colorado, through Val Verde; transportation of NGLs from two trunkline NGL pipelines in South Texas, two NGL pipelines in East Texas and a pipeline system (Chaparral) from West Texas and New Mexico to Mont Belvieu; and the fractionation of NGLs in Colorado.  Our Midstream Segment also includes our equity investment in Jonah (see Note 8).  Jonah, a joint venture between us and an affiliate of Enterprise Products Partners, owns a natural gas gathering system in the Green River Basin in southwestern Wyoming.

Our Marine Services Segment revenues are earned from the marine transportation of refined products, crude oil, condensate, asphalt, heavy fuel oil and other heated oil products via tow boats and tank barges.  We entered the marine transportation business in February 2008 with the acquisition of assets and certain intangible assets from

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cenac and Horizon on February 1, 2008 and February 29, 2008, respectively (see Note 9).  These businesses service refineries and storage terminals along the Mississippi, Illinois and Ohio rivers, the Intracoastal Waterway between Texas and Florida and the Tennessee-Tombigbee Waterway system.  These assets also gather crude oil from production facilities and platforms along the U.S. Gulf Coast and in the Gulf of Mexico.

The following table presents our measurement of earnings before interest expense for the three months and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Total operating revenues	$4,180,463	$2,049,436	$6,988,951	$4,027,865
Less: Total costs and expenses	4,121,187	1,998,707	6,846,156	3,893,702
Operating income	59,276	50,729	142,795	134,163
Add: Gain on sale of ownership interest in MB Storage	--	(189)	--	59,648
Equity earnings	21,417	19,234	41,079	35,797
Interest income	283	445	591	787
Other income – net	759	535	799	779
Earnings before interest expense and provision for income taxes	$81,735	$70,754	$185,264	$231,174

A reconciliation of our earnings before interest expense and provision for income taxes to net income for the three months and six months ended June 30, 2008 and 2007 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Earnings before interest expense and provision for income taxes	$81,735	$70,754	$185,264	$231,174
Interest expense – net	(33,034)	(22,785)	(71,605)	(44,996)
Income before provision for income taxes	48,701	47,969	113,659	186,178
Provision for income taxes	1,019	209	1,838	227
Net income	$47,682	$47,760	$111,821	$185,951

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below includes information by segment, together with reconciliations to our consolidated totals for the periods indicated:

	Downstream Segment	Upstream Segment	Midstream Segment	Marine Services Segment	Partnership and Other	Consolidated
Revenues from third parties:
Three months ended June 30, 2008	$75,155	$4,025,198	$27,216	$48,036	$--	$4,175,605
Three months ended June 30, 2007	81,513	1,935,773	27,228	--	--	2,044,514
Six months ended June 30, 2008	169,657	6,680,266	53,793	73,572	--	6,977,288
Six months ended June 30, 2007	174,465	3,789,855	53,791	--	--	4,018,111

Revenues from related parties:
Three months ended June 30, 2008	$1,348	$157	$3,388	$--	$(35)	$4,858
Three months ended June 30, 2007	1,667	214	3,206	--	(165)	4,922
Six months ended June 30, 2008	4,478	392	6,892	--	(99)	11,663
Six months ended June 30, 2007	3,633	468	6,016	--	(363)	9,754

Intersegment and intrasegment revenues:
Three months ended June 30, 2008	$--	$--	$--	$--	$--	$--
Three months ended June 30, 2007	--	(1)	--	--	1	--
Six months ended June 30, 2008	--	--	--	--	--	--
Six months ended June 30, 2007	--	80	--	--	(80)	--

Total revenues:
Three months ended June 30, 2008	$76,503	$4,025,355	$30,604	$48,036	$(35)	$4,180,463
Three months ended June 30, 2007	83,180	1,935,986	30,434	--	(164)	2,049,436
Six months ended June 30, 2008	174,135	6,680,658	60,685	73,572	(99)	6,988,951
Six months ended June 30, 2007	178,098	3,790,403	59,807	--	(443)	4,027,865

Depreciation and amortization:
Three months ended June 30, 2008	$10,502	$4,969	$9,994	$6,354	$--	$31,819
Three months ended June 30, 2007	11,724	4,148	10,008	--	--	25,880
Six months ended June 30, 2008	20,738	9,746	19,591	10,088	--	60,163
Six months ended June 30, 2007	22,860	8,216	20,173	--	--	51,249

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Downstream Segment	Upstream Segment	Midstream Segment	Marine Services Segment	Partnership and Other	Consolidated
Operating income:
Three months ended June 30, 2008	$15,654	$25,633	$8,278	$8,650	$1,061	$59,276
Three months ended June 30, 2007	20,946	20,743	7,960	--	1,080	50,729
Six months ended June 30, 2008	51,983	54,968	16,664	15,218	3,962	142,795
Six months ended June 30, 2007	74,887	43,058	12,770	--	3,448	134,163

Equity earnings (losses):
Three months ended June 30, 2008	$(3,585)	$4,177	$21,886	$--	$(1,061)	$21,417
Three months ended June 30, 2007	(3,879)	1,448	22,745	--	(1,080)	19,234
Six months ended June 30, 2008	(7,717)	7,177	45,581	--	(3,962)	41,079
Six months ended June 30, 2007	(5,366)	3,237	41,374	--	(3,448)	35,797

Earnings before interest expense and provision for income taxes:
Three months ended June 30, 2008	$12,378	$30,432	$30,273	$8,652	$--	$81,735
Three months ended June 30, 2007	17,636	22,248	30,870	--	--	70,754
Six months ended June 30, 2008	44,793	62,773	62,474	15,224	--	185,264
Six months ended June 30, 2007	130,358	46,395	54,421	--	--	231,174

Segment assets:
At June 30, 2008	$1,273,312	$2,781,355	$1,679,621	$656,126	$(244,415)	$6,145,999
At December 31, 2007	1,221,316	2,084,830	1,512,621	--	(68,710)	4,750,057

Capital expenditures:
At June 30, 2008	$107,037	$12,736	$1,821	$17,952	$(294)	$139,252
At December 31, 2007	165,353	54,583	7,412	--	924	228,272

Investments in unconsolidated affiliates:
At June 30, 2008	$66,121	$193,905	$906,304	$--	$9,243	$1,175,573
At December 31, 2007	79,324	188,650	879,021	--	--	1,146,995

Intangible assets:
At June 30, 2008	$5,301	$7,213	$141,569	$66,844	$--	$220,927
At December 31, 2007	5,244	7,512	151,925	--	--	164,681

Goodwill:
At June 30, 2008	$1,339	$14,167	$--	$90,076	$--	$105,582
At December 31, 2007	1,339	14,167	--	--	--	15,506

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions for the three months and six months ended June 30, 2008 and 2007:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues from EPCO and affiliates:
Sales of petroleum products (1)	$273	$29	$919	$105
Transportation – NGLs (2)	3,388	3,206	6,791	6,015
Transportation – LPGs (3)	1,012	667	3,299	2,273
Transportation – Refined products	--	44	--	44
Other operating revenues (4)	177	901	610	1,207
Revenues from unconsolidated affiliates:
Other operating revenues (5)	8	75	44	109
Costs and Expenses from EPCO and affiliates:
Purchases of petroleum products (6)	30,532	11,097	50,225	23,244
Operating expense (7)	26,681	24,466	48,260	48,764
General and administrative (8)	8,043	6,044	16,777	12,582
Costs and Expenses from unconsolidated affiliates:
Purchases of petroleum products (9)	1,950	--	3,542	--
Operating expense (10)	1,629	2,992	3,901	3,662
Costs and Expenses from Cenac and affiliates: (11)
Operating expense (12)	10,650	--	18,517	--
_______________________________________

(1)	Includes sales from TE Products and Lubrication Services, LLC (“LSI”) to Enterprise Products Partners and certain of its subsidiaries.
(2)	Includes revenues from NGL transportation on the Chaparral and Panola NGL pipelines from Enterprise Products Partners and certain of its subsidiaries.
(3)	Includes revenues from LPG transportation on the TE Products pipeline from Enterprise Products Partners and certain of its subsidiaries.
(4)	Includes other operating revenues on the TE Products pipeline and the Val Verde system from Enterprise Products Partners and certain of its subsidiaries.
(5)	Includes sales of petroleum products, management fees and rental revenues from Centennial, Jonah and Seaway.
(6)
Includes TCO purchases of condensate of $25.9 million, $7.4 million, $41.5 million and $16.1 million from Enterprise Products Partners and certain of its subsidiaries for the three months and six months ended June 30, 2008 and 2007, respectively, and expenses related to TCO’s and LSI’s use of an affiliate of EPCO as a transporter.

(7)
Includes operating payroll, payroll related expenses and other operating expenses, including reimbursements related to employee benefits and employee benefit plans, incurred by EPCO in managing us and our subsidiaries in accordance with the ASA.  Also includes insurance expense for the three months and six months ended June 30, 2008 and 2007, of $2.2 million, $3.6 million, $5.2 million and $8.8 million, respectively, related to premiums paid by EPCO on our behalf. The majority of our insurance coverage, including property, liability, business interruption, auto and directors’ and officers’ liability insurance, is obtained through EPCO.

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

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(12)
Includes reimbursement for operating payroll, payroll related expenses, certain repairs and maintenance expenses and insurance premiums on our equipment, as well as payment of a $42 thousand monthly service fee and a 5% overhead fee charged on direct costs incurred by Cenac to operate the marine assets in accordance with the transitional operating agreement with Cenac.

The following table summarizes the related party balances at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Accounts receivable, related parties (1)	$12,639	$6,525
Accounts payable, related parties (2)	20,022	38,980
________________________________________________

(1)
Relates to sales and transportation services provided to Enterprise Products Partners and certain of its subsidiaries and EPCO and certain of its affiliates and direct payroll, payroll related costs and other operational expenses charged to unconsolidated affiliates.

(2)
Relates to direct payroll, payroll related costs and other operational related charges from Enterprise Products Partners and certain of its subsidiaries, EPCO and certain of its affiliates and Cenac and affiliates, and transportation and other services provided by unconsolidated affiliates and advances from Seaway for operating expenses.

Unless noted otherwise, our transactions and agreements with EPCO or its affiliates are not on an arm’s length basis.  As a result, we cannot provide assurance that the terms and provisions of such transactions or agreements are at least as favorable to us as we could have obtained from unaffiliated third parties.

Relationship with EPCO and Affiliates

We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities:

▪	EPCO and its consolidated private company subsidiaries;
▪	Texas Eastern Products Pipeline Company, LLC, our General Partner;
▪	Enterprise GP Holdings, which owns and controls our General Partner;
▪	Enterprise Products Partners, which is controlled by affiliates of EPCO, including Enterprise GP Holdings;
▪	Duncan Energy Partners, which is controlled by affiliates of EPCO; and
▪	Enterprise Gas Processing LLC, which is controlled by affiliates of EPCO and is our joint venture partner in Jonah.

Dan L. Duncan directly owns and controls EPCO and, through Dan Duncan LLC, owns and controls EPE Holdings, LLC, the general partner of Enterprise GP Holdings.  Enterprise GP Holdings owns all of the membership interests of our General Partner.  The principal business activity of our General Partner is to act as our managing partner.  The executive officers of our General Partner are employees of EPCO (see Note 1).

We and our General Partner are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates.  EPCO and its consolidated private company subsidiaries and affiliates depend on the cash distributions they receive from our General Partner and other investments to fund their operations and to meet their debt obligations.  We paid cash distributions to our General Partner of $25.9 million and $23.8 million during the six months ended June 30, 2008 and 2007, respectively.

The limited partner interests in us that are owned or controlled by EPCO and certain of its affiliates, other than those interests owned by Dan Duncan LLC and certain trusts affiliated with Dan L. Duncan, are pledged as

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

security under the credit facility of an affiliate of EPCO.  All of the membership interests in our General Partner and the limited partner interests in us that are owned or controlled by Enterprise GP Holdings are pledged as security under its credit facility.  If Enterprise GP Holdings were to default under its credit facility, its lender banks could own our General Partner.

EPCO Administrative Services Agreement

We do not have any employees.  We are managed by our General Partner, and all of our management, administrative and operating functions are performed by employees of EPCO, pursuant to the ASA or by other service providers.  We, Enterprise Products Partners, Duncan Energy Partners, Enterprise GP Holdings and our respective general partners are parties to the ASA.    The ACG Committees of each general partner have approved the ASA.

Under the ASA, we reimburse EPCO for the allocated costs of its employees who perform operating functions for us and for costs related to its other management and administrative employees (see Note 1).

Jonah Joint Venture

Enterprise Products Partners (through an affiliate) is our joint venture partner in Jonah, the partnership through which we have owned our interest in the system serving the Jonah and Pinedale fields. Through June 30, 2008, we have reimbursed Enterprise Products Partners $296.9 million ($35.3 million in 2008, $152.2 million in 2007 and $109.4 million in 2006) for our share of the Phase V cost incurred by it (including its cost of capital incurred prior to the formation of the joint venture of $1.3 million).  At June 30, 2008 and December 31, 2007, we had payables to Enterprise Products Partners for costs incurred of $2.8 million and $9.9 million, respectively (see Note 8).  At June 30, 2008 and December 31, 2007, we had receivables from Jonah of $11.3 million and $6.0 million, respectively, for operating expenses.  During the six months ended June 30, 2008 and 2007, we received distributions from Jonah of $75.9 million and $50.4 million, respectively.  The 2007 amount included $11.6 million of distributions declared in 2006 and paid during the first quarter of 2007.  During the six months ended June 30, 2008 and 2007, Jonah paid distributions of $18.2 million and $1.5 million, respectively, to the affiliate of Enterprise Products Partners that is our joint venture partner.

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

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and has the right (through its 100% ownership of our General Partner) to receive the incentive distribution rights associated with the general partner interest.  Enterprise GP Holdings, DFIGP and other entities controlled by Mr. Duncan own 16,691,550 of our Units.

Concurrently with the acquisition of our General Partner, Enterprise GP Holdings acquired non-controlling ownership interests, accounted for as equity method investments, in Energy Transfer Equity, L.P. (“Energy Transfer Equity”) and LE GP, LLC (“ETE GP”), the general partner of Energy Transfer Equity.

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

See “Jonah Joint Venture” within this Note 14 for a description of ongoing transactions involving our Jonah joint venture with Enterprise Products Partners.

NOTE 15.  EARNINGS PER UNIT

Basic earnings per Unit is computed by dividing net income or loss allocated to limited partner interests by the weighted average number of distribution-bearing Units outstanding during a period.  The amount of net income allocated to limited partner interests is derived by subtracting our General Partner’s share of the net income from net income.  Our General Partner’s percentage interest in our net income is based on its percentage of cash distributions from Available Cash for each period (see Note 12).  Diluted earnings per Unit is computed by dividing net income or loss allocated to limited partner interests by the sum of (i) the weighted-average number of distribution-bearing Units outstanding during a period (as used in determining basic earnings per Unit); and (ii) the number of incremental Units resulting from the assumed exercise of dilutive unit options outstanding during a period (the “incremental option units”).

In a period of net operating losses, restricted units and incremental option units are excluded from the calculation of diluted earnings per Unit due to their anti-dilutive effect.  The dilutive incremental option units are calculated using the treasury stock method, which assumes that proceeds from the exercise of all in-the-money options at the end of each period are used to repurchase Units at an average market value during the period.  The amount of Units remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.  In May 2007 and 2008, we granted 155,000 and 200,000 unit options, respectively, to employees providing services to us (see Note 3).

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the computation of basic and diluted earnings per Unit for the three months and six months ended June 30, 2008 and 2007:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$47,682	$47,760	$111,821	$185,951
General Partner interest in net income	16.74%	16.40%	16.74%	16.40%
Earnings allocated to General Partner	$7,981	$7,834	$18,717	$30,501

BASIC EARNINGS PER UNIT:
Numerator:
Limited partners’ interest in net income	$39,701	$39,926	$93,104	$155,450

Denominator:
Units	94,829	89,805	93,961	89,805
Time-vested restricted units	111	27	87	14
Total Weighted average Units outstanding	94,940	89,832	94,048	89,819

Basic earnings per Unit:
Limited partners’ interest in net income	$0.42	$0.44	$0.99	$1.73

DILUTED EARNINGS PER UNIT:
Numerator:
Limited partners’ interest in net income	$39,701	$39,926	$93,104	$155,450

Denominator:
Units	94,829	89,805	93,961	89,805
Time-vested restricted units	111	27	87	14
Incremental option units	--	--	*	--
Total Weighted average Units outstanding	94,940	89,832	94,048	89,819

Diluted earnings per Unit:
Limited partners’ interest in net income	$0.42	$0.44	$0.99	$1.73
__________________

*  Amount is negligible.

Our General Partner’s percentage interest in our net income increases as cash distributions paid per Unit increase, in accordance with our Partnership Agreement.  At June 30, 2008 and 2007, we had outstanding 95,022,897 and 89,867,229 Units, respectively.

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

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations, and that the cost of compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial position.  We cannot ensure, however, that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have  a material adverse effect on our business, financial position, results of operations and cash flows.  At June 30, 2008 and December 31, 2007, we had accrued liabilities of $7.3 million and $4.0 million, respectively, related to sites requiring environmental remediation activities.

In 1999, our Arcadia, Louisiana, facility and adjacent terminals were directed by the Remediation Services Division of the LDEQ to pursue remediation of environmental contamination.  Effective March 2004, we executed an access agreement with an adjacent industrial landowner who is located upgradient of the Arcadia facility.  This agreement enables the landowner to proceed with remediation activities at our Arcadia facility for which it has accepted shared responsibility.  At June 30, 2008, we have an accrued liability of $0.6 million for remediation costs at our Arcadia facility.  We do not expect that the completion of the remediation program proposed to the LDEQ will have a future material adverse effect on our financial position, results of operations or cash flows.

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

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Although our natural gas gathering systems are generally exempt from FERC regulation under the Natural Gas Act of 1938, FERC regulation still significantly affects our natural gas gathering business.  Our natural gas gathering operations could be adversely affected in the future should they become subject to the application of federal regulation of rates and services or if the states in which we operate adopt policies imposing more onerous regulation on gathering.  Additional rules and legislation pertaining to these matters are considered and adopted from time to time at both state and federal levels.  We cannot predict what effect, if any, such regulatory changes and legislation might have on our operations or revenues.

Operating Leases

We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Lease expense is charged to operating costs and expenses on a straight line basis over the period of expected economic benefit.  Contingent rental payments are expensed as incurred.  Total rental expense included in operating costs and expenses was $5.1 million, $7.3 million, $10.3 million and $13.6 million for the three months and six months ended June 30, 2008 and 2007, respectively.  There have been no material changes in our operating lease commitments since December 31, 2007.

Contractual Obligations

In March 2008, we issued $1.0 billion of senior notes due 2013, 2018 and 2038 (see Note 11).  Other than the issuance of these senior notes, there have been no significant changes in our schedule of maturities of long-term debt or other contractual obligations since the year ended December 31, 2007.

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes our maturities of long-term debt obligations at June 30, 2008:

	Payment or Settlement due by Period
	Total	2008	2009	2010	2011	2012	Thereafter

Maturities of long-term debt (1)	$2,530,000	$--	$--	$--	$--	$1,030,000	$1,500,000
Interest payments (2)	$2,742,161	$155,935	$155,935	$155,935	$155,935	$113,046	$2,005,375
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

Other

At June 30, 2008 and December 31, 2007, Centennial’s debt obligations consisted of $135.0 million and $140.0 million, respectively, borrowed under a master shelf loan agreement.  In January 2008, we entered into an Amended Guaranty agreement with Centennial’s lenders, under which the TEPPCO Guarantors are required, on a joint and several basis, to pay 50% of any past-due amount under Centennial’s master shelf loan agreement not paid by Centennial.  The Amended Guaranty also has a credit maintenance requirement whereby we may be required to provide additional credit support in the form of a letter of credit or pay certain fees if either of our credit ratings from Standard & Poor’s Ratings Group and Moody’s Investors Service, Inc. falls below investment grade levels as specified in the Amended Guaranty.  If Centennial defaults on its debt obligations, the estimated maximum potential amount of future payments for the TEPPCO Guarantors and Marathon is $67.5 million each at June 30, 2008.  At June 30, 2008, we have a liability of $9.2 million, which represents the present value of the estimated amount we would have to pay under the guaranty.

TE Products, Marathon and Centennial have also entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event.  There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each.  As a result of the catastrophic event guarantee, at June 30, 2008, TE Products has a liability of $4.0 million, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee.  If a catastrophic event were to occur and we were required to contribute cash to Centennial, such contributions might be covered by our insurance (net of deductible), depending upon the nature of the catastrophic event.

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

In December 2006, we signed an agreement with Motiva Enterprises, LLC (“Motiva”) for us to construct and operate a new refined products storage facility to support the expansion of Motiva’s refinery in Port Arthur,

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Texas.  Under the terms of the agreement, we are constructing a 5.4 million barrel refined products storage facility for gasoline and distillates.  The agreement also provides for a 15-year throughput and dedication of volume, which will commence upon completion of the refinery expansion.  The project includes the construction of 20 storage tanks, five 5.4-mile product pipelines connecting the storage facility to Motiva’s refinery, 21,000 horsepower of pumping capacity, and distribution pipeline connections to the Colonial, Explorer and Magtex pipelines.  The storage and pipeline project is expected to be completed by January 1, 2010.  As a part of a separate but complementary initiative, we are constructing an 11-mile, 20-inch pipeline to connect the new storage facility in Port Arthur to our refined products terminal in Beaumont, Texas, which is the primary origination facility for our mainline system.  These projects will facilitate connections to additional markets through the Colonial, Explorer and Magtex pipeline systems and provide the Motiva refinery with access to our pipeline system.  The total cost of the project is expected to be approximately $310.0 million, which includes $20.0 million for the 11-mile, 20-inch pipeline, $30.0 million of capitalized interest and $17.0 million of scope changes requested by Motiva.  Through June 30, 2008, we have spent approximately $112.3 million on this construction project.  Under the terms of the agreement, if Motiva cancels the agreement prior to the commencement date of the project, Motiva will reimburse us the actual reasonable expenses we have incurred after the effective date of the agreement, including both internal and external costs that would be capitalized as a part of the project, plus a ten percent cancellation fee.

NOTE 17.  SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides information regarding (i) the net effect of changes in our operating assets and liabilities, (ii) non-cash investing and financing activities and (iii) cash payments for interest for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended June 30,
	2008	2007
Decrease (increase) in:
Accounts receivable, trade	$(586,740)	$(74,759)
Accounts receivable, related parties	(6,090)	(1,702)
Inventories	(43,685)	(21,186)
Other current assets	(9,893)	(8,837)
Other	(22,699)	(10,172)
Increase (decrease) in:
Accounts payable and accrued expenses	610,846	97,103
Accounts payable, related parties	(12,113)	30,435
Other	12,663	(987)

Net effect of changes in operating accounts	$(57,711)	$9,895

Non-cash investing activities:
Payable to Enterprise Gas Processing, LLC for spending for Phase V expansion of Jonah Gas Gathering Company (see Note 8)	$2,815	$10,864

Non-cash financing activities:
Issuance of Units in Cenac acquisition (see Note 9)	$186,558	$--

Supplemental disclosure of cash flows:
Cash paid for interest (net of amounts capitalized)	$56,863	$43,850

We determine net cash provided by operating activities using the indirect method, which adjusts net income for items that did not affect cash.  Under GAAP, we use the accrual basis of accounting to determine net income.  This basis requires that we record revenue when earned and expenses when incurred.  Earned revenues may include

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

credit sales that have not been collected in cash and expenses incurred that may not have been paid in cash.   The extent to which changes in operating accounts influence net cash provided by operating activities generally depends on the following:

▪
The timing of cash receipts from revenue transactions and cash payments for expense transactions near the end of each reporting period.   For example, if significant cash receipts are posted on the last day of the current reporting period, but subsequent payments on expense invoices are made on the first day of the next reporting period, cash provided by operating activities will reflect an increase in the current reporting period that will be reduced as payments are made in the next period.

▪
If commodity or other prices increase between reporting periods, changes in accounts receivable and accounts payable and accrued expenses may appear larger than in previous periods; however, overall levels of receivables and payables may still reflect normal ranges.

▪
Additions to inventory for forward sales transactions or other reasons or increased expenditures for prepaid items would be reflected as a use of cash and reduce overall cash provided by operating activities in a given reporting period.  As these assets are charged to expense in subsequent periods, the expense amount is reflected as a positive change in operating accounts; however, there is no impact on operating cash flows.

In addition to the adjustments noted above, non-cash charges in the income statement are added back to net income and noncash credits are deducted to compute net cash provided by operating activities.   Examples of noncash charges include depreciation and amortization.

NOTE 18.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

TE Products, TCTM, TEPPCO Midstream and Val Verde have issued full, unconditional, and joint and several guarantees of our senior notes, our Junior Subordinated Notes (collectively “the Guaranteed Debt”), our Revolving Credit Facility, and prior to its termination, our Term Credit Facility.  TE Products, TCTM, TEPPCO Midstream and Val Verde are collectively referred to as the “Guarantor Subsidiaries.”

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

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2008
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
Assets
Current assets	$17,587	$197,634	$2,230,723	$(265,910)	$2,180,034
Property, plant and equipment – net	--	1,224,989	1,105,072	--	2,330,061
Equity investments	1,429,993	1,402,569	193,925	(1,850,914)	1,175,573
Intercompany notes receivable	2,538,730	--	--	(2,538,730)	--
Intangible assets	--	126,777	94,150	--	220,927
Other assets	14,691	31,715	192,998	--	239,404
Total assets	$4,001,001	$2,983,684	$3,816,868	$(4,655,554)	$6,145,999
Liabilities and partners’ capital
Current liabilities	$64,280	$287,037	$2,104,210	$(265,910)	$2,189,617
Long-term debt	2,545,171	--	--	--	2,545,171
Intercompany notes payable	--	1,486,239	1,052,491	(2,538,730)	--
Other long-term liabilities	9,062	17,782	1,879	--	28,723
Total partners’ capital	1,382,488	1,192,626	658,288	(1,850,914)	1,382,488
Total liabilities and partners’ capital	$4,001,001	$2,983,684	$3,816,868	$(4,655,554)	$6,145,999

	December 31, 2007
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
Assets
Current assets	$32,302	$77,083	$1,499,653	$(93,049)	$1,515,989
Property, plant and equipment – net	--	1,142,630	651,004	--	1,793,634
Equity investments	1,286,021	1,347,313	188,669	(1,675,008)	1,146,995
Intercompany notes receivable	1,511,168	--	--	(1,511,168)	--
Intangible assets	--	136,050	28,631	--	164,681
Other assets	8,580	34,839	85,401	(62)	128,758
Total assets	$2,838,071	$2,737,915	$2,453,358	$(3,279,287)	$4,750,057
Liabilities and partners’ capital
Current liabilities	$61,926	$493,184	$1,485,164	$(93,049)	$1,947,225
Long-term debt	1,511,083	--	--	--	1,511,083
Intercompany notes payable	--	1,006,801	504,367	(1,511,168)	--
Other long term liabilities	435	24,466	2,283	(62)	27,122
Total partners’ capital	1,264,627	1,213,464	461,544	(1,675,008)	1,264,627
Total liabilities and partners’ capital	$2,838,071	$2,737,915	$2,453,358	$(3,279,287)	$4,750,057

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Three Months Ended June 30, 2008
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
Operating revenues	$--	$88,200	$4,092,298	$(35)	$4,180,463
Costs and expenses	--	70,294	4,051,989	(1,096)	4,121,187
Operating income	--	17,906	40,309	1,061	59,276
Interest expense – net	--	(17,424)	(15,610)	--	(33,034)
Equity earnings	47,682	45,039	4,177	(75,481)	21,417
Other income – net	--	332	710	--	1,042
Income before provision for income taxes	47,682	45,853	29,586	(74,420)	48,701
Provision for income taxes	--	311	708	--	1,019
Net income	$47,682	$45,542	$28,878	$(74,420)	$47,682

	For the Three Months Ended June 30, 2007
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
Operating revenues	$--	$87,687	$1,961,913	$(164)	$2,049,436
Costs and expenses	--	67,455	1,932,498	(1,244)	1,998,709
Gains on sales of assets	--	--	(2)	--	(2)
Operating income	--	20,232	29,417	1,080	50,729
Interest expense – net	--	(15,342)	(7,443)	--	(22,785)
Gain on sale of ownership interest in MB Storage	--	(189)	--	--	(189)
Equity earnings	47,760	42,224	1,448	(72,198)	19,234
Other income – net	--	830	150	--	980
Income before provision for income taxes	47,760	47,755	23,572	(71,118)	47,969
Provision for income taxes	--	(5)	214	--	209
Net income	$47,760	$47,760	$23,358	$(71,118)	$47,760

	For the Six Months Ended June 30, 2008
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
Operating revenues	$--	$191,134	$6,797,916	$(99)	$6,988,951
Costs and expenses	--	138,225	6,711,992	(4,061)	6,846,156
Operating income	--	52,909	85,924	3,962	142,795
Interest expense – net	--	(44,176)	(27,429)	--	(71,605)
Equity earnings	111,821	97,997	7,177	(175,916)	41,079
Other income – net	--	582	808	--	1,390
Income before provision for income taxes	111,821	107,312	66,480	(171,954)	113,659
Provision for income taxes	--	489	1,349	--	1,838
Net income	$111,821	$106,823	$65,131	$(171,954)	$111,821

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Six Months Ended June 30, 2007
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
Operating revenues	$--	$186,605	$3,841,703	$(443)	$4,027,865
Costs and expenses	--	133,622	3,782,622	(3,891)	3,912,353
Gains on sales of assets	--	(18,651)	--	--	(18,651)
Operating income	--	71,634	59,081	3,448	134,163
Interest expense – net	--	(31,304)	(13,692)	--	(44,996)
Gain on sale of ownership interest in MB Storage	--	59,648	--	--	59,648
Equity earnings	185,951	84,159	3,237	(237,550)	35,797
Other income – net	--	1,319	247	--	1,566
Income before provision for income taxes	185,951	185,456	48,873	(234,102)	186,178
Provision for income taxes	--	(495)	722	--	227
Net income	$185,951	$185,951	$48,151	$(234,102)	$185,951

	For the Six Months Ended June 30, 2008
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
Operating activities:
Net income	$111,821	$106,823	$65,131	$(171,954)	$111,821
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	--	32	(31)	--	1
Depreciation and amortization	--	34,542	25,621	--	60,163
Earnings in equity investments, net of distributions	43,925	24,963	(3,777)	(26,871)	38,240
Changes in assets and liabilities and other	(592,855)	33,918	(124,673)	637,437	(46,173)
Net cash from operating activities	(437,109)	200,278	(37,729)	438,612	164,052

Cash flows from investing activities	--	(163,343)	(400,765)	--	(564,108)
Cash flows from financing activities	446,549	(36,935)	438,494	(448,047)	400,061
Net change in cash and cash equivalents	9,440	--	--	(9,435)	5
Cash and cash equivalents, January 1	8,147	70	22	(8,216)	23
Cash and cash equivalents, June 30	$17,587	$70	$22	$(17,651)	$28

TEPPCO PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Six Months Ended June 30, 2007
	TEPPCO Partners, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	TEPPCO Partners, L.P. Consolidated
Operating activities:
Net income	$185,951	$185,951	$48,151	$(234,102)	$185,951
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	--	(633)	(21)	--	(654)
Depreciation and amortization	--	37,272	13,977	--	51,249
Earnings in equity investments, net of distributions	(39,975)	21,905	4,163	46,269	32,362
Gains on sales of assets and ownership interest	--	(78,299)	--	--	(78,299)
Changes in assets and liabilities and other	9,321	(25,539)	34,535	(9,793)	8,524
Net cash from operating activities	155,297	140,657	100,805	(197,626)	199,133

Cash flows from investing activities	--	(21,054)	(39,507)	--	(60,561)
Cash flows from financing activities	(138,708)	(119,603)	(61,346)	181,037	(138,620)
Net change in cash and cash equivalents	16,589	--	(48)	(16,589)	(48)
Cash and cash equivalents, January 1	10,975	--	70	(10,975)	70
Cash and cash equivalents, June 30	$27,564	$--	$22	$(27,564)	$22

NOTE 19.  SUBSEQUENT EVENT

Expanded Availability Under Revolving Credit Facility

On July 17, 2008, we received confirmations from participating lenders making effective our exercise of the accordion feature under our Revolving Credit Facility.  As a result of the exercise of the accordion feature, the bank commitments under the Revolving Credit Facility were increased from $700.0 million to $950.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months and six months ended June 30, 2008 and 2007

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report.  The following information and such unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Our discussion and analysis includes the following:

▪	Key References Used in this Quarterly Report.
▪	Cautionary Note Regarding Forward-Looking Statements.
▪	Overview of Critical Accounting Policies and Estimates.
▪	Overview of Business.
▪	Recent Developments – Discusses recent developments during the quarter ended June 30, 2008.
▪	Results of Operations – Discusses material period-to-period variances in the statements of consolidated income.
▪	Financial Condition and Liquidity – Analyzes cash flows and financial position.
▪	Other Considerations – Addresses available sources of liquidity, and certain trends, future plans and contingencies.
▪	Recent Accounting Pronouncements.

As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British Thermal units
Bcf	= billion cubic feet
MMBtus	= million British Thermal units
MMcf	= million cubic feet
Mcf	= thousand cubic feet
MMBbls	= million barrels

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

References to “EPCO” mean EPCO, Inc., a privately-held company that is affiliated with our General Partner.  Dan L. Duncan is the Group Co-Chairman and controlling shareholder of EPCO.

Cautionary Note Regarding Forward-Looking Statements

The matters discussed in this Quarterly Report on Form 10-Q (this “Report”) include “forward-looking statements.”  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts are forward-looking statements.  The words “proposed”, “anticipate”, “potential”, “may”, “will”, “could”, “should”, “expect”, “estimate”, “believe”, “intend”, “plan”, “seek” and similar expressions are intended to identify forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note that statements included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future distributions, estimated future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, anticipated outcome of various legal and regulatory proceedings, plans, references to future success or events, anticipated market or industry developments, references to intentions as to future matters and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  While we believe our expectations reflected in these forward-looking statements are reasonable, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other pipeline or energy transportation companies, changes in laws or regulations and other factors, many of which are beyond our control.  For example, the demand for refined products is dependent upon the price, prevailing economic conditions and demographic changes in the markets served, trucking and railroad freight, agricultural usage and military usage; the demand for propane is sensitive to the weather and prevailing economic conditions; the demand for petrochemicals is dependent upon prices for products produced from petrochemicals; the demand for crude oil and petroleum products is dependent upon the price of crude oil and the products produced from the refining of crude oil; and the demand for natural gas is dependent upon the price of natural gas and the locations in which natural gas is drilled.  Further, the success of our new marine services business is dependent upon, among other things, our ability to effectively assimilate and provide for the operation of that business and maintain key personnel and customer relationships. We are also subject to regulatory factors such as the amounts we are allowed to charge our customers for the services we provide on our regulated pipeline systems and the cost and ability of complying with government regulations of the marine transportation industry.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations.  Also note that we provide additional cautionary discussion of risks and uncertainties under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Overview of Business

Certain factors are key to our operations.  These include the safe, reliable and efficient operation of the pipelines and facilities that we own or operate while meeting the regulations that govern the operation of our assets and the costs associated with such regulations.  We operate and report in four business segments:

▪	Our Downstream Segment, which is engaged in the pipeline transportation, marketing and storage of refined products, liquefied petroleum gases (“LPGs”) and petrochemicals;
▪	Our Upstream Segment, which is engaged in the gathering, pipeline transportation, marketing and storage of crude oil and distribution of lubrication oils and specialty chemicals;
▪	Our Midstream Segment, which is engaged in the gathering of natural gas, pipeline transportation of natural gas liquids (“NGLs”) and fractionation of NGLs; and
▪
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

As part of our growth strategy, we engage from time to time in discussions with potential sellers and strategic partners regarding the possible purchase of assets, pursuit of joint ventures or other expansion opportunities that complement our principal lines of business.  These potential expansion opportunities consist of both smaller transactions, as well as larger transactions that could have a material impact on our capital structure and operating results.  We cannot predict the likelihood of completing, or the timing of, any such transactions.

Recent Developments

Jonah  Expansion

In June 2008, Jonah Gas Gathering Company (“Jonah”) completed its Phase V expansion, which increased the combined system capacity of the Jonah and Pinedale fields from 1.5 Bcf per day to 2.35 Bcf per day.  The expansion is expected to significantly reduce system operating pressures, which is anticipated to lead to increased production rates and ultimate reserve recoveries.

In 2008, Jonah began an expansion of the portion of its system serving the Pinedale field, which is expected to increase the combined system capacity of the Jonah and Pinedale fields from 2.35 Bcf per day to approximately 2.55 Bcf per day.  This project will include an additional 17,000 horsepower of compression at the Paradise and Bird Canyon stations in Sublette County, Wyoming and involve construction of approximately 52 miles of 30-inch and 24-inch diameter pipelines.   This expansion is expected to be completed in phases, with final completion in early

2009.  The total anticipated cost of this system expansion is expected to be approximately $125.0 million.  Our share of the costs of the construction is expected to be 80.64%, and Enterprise Products Partners’ share is expected to be 19.36%.  Enterprise Products Partners is managing the construction project.

Terminal Expansion

In May 2008, we announced that we will construct three new refined product terminals along the Tennessee and Cumberland rivers that will supply markets in western Tennessee.  The three new terminals are expected to have 800,000 barrels of combined storage capacity for gasoline, diesel and biofuels, and offer improved trucking logistics with supply provided by marine barges. The project is expected to cost approximately $75.0 million and is projected to be completed during the first quarter of 2010.  This project complements our Marine Services business, which is expected to provide barge transportation services to customers of these new terminals from our Boligee, Alabama, facility, which commenced service in July 2008. The Boligee terminal features an interconnect with the Colonial Pipeline system and will be the primary origination point for products that will be delivered to the new terminals.  In addition to the two tank barges and one tow boat TEPPCO Marine Services currently uses to supply these markets, four additional tank barges and two new tow boats are slated to serve the new terminals when complete. The terminals offer an additional growth opportunity for us to provide more tow boats and tank barges as demand for volumes through the terminals increases.

Expanded Availability Under Revolving Credit Facility

On July 17, 2008, we received confirmations from participating lenders making effective our exercise of the accordion feature under our revolving credit facility (“Revolving Credit Facility”).  As a result of the exercise of the accordion feature, the bank commitments under the Revolving Credit Facility were increased from $700.0 million to $950.0 million.

Results of Operations

The following table summarizes financial information by business segment for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues:
Downstream Segment	$76,503	$83,180	$174,135	$178,098
Upstream Segment	4,025,355	1,935,986	6,680,658	3,790,403
Midstream Segment	30,604	30,434	60,685	59,807
Marine Services Segment	48,036	--	73,572	--
Intersegment eliminations	(35)	(164)	(99)	(443)
Total operating revenues	4,180,463	2,049,436	6,988,951	4,027,865

Operating income:
Downstream Segment	15,654	20,946	51,983	74,887
Upstream Segment	25,633	20,743	54,968	43,058
Midstream Segment	8,278	7,960	16,664	12,770
Marine Services Segment	8,650	--	15,218	--
Intersegment eliminations	1,061	1,080	3,962	3,448
Total operating income	59,276	50,729	142,795	134,163

Equity earnings (losses):
Downstream Segment	(3,585)	(3,879)	(7,717)	(5,366)
Upstream Segment	4,177	1,448	7,177	3,237
Midstream Segment	21,886	22,745	45,581	41,374
Intersegment eliminations	(1,061)	(1,080)	(3,962)	(3,448)
Total equity earnings	21,417	19,234	41,079	35,797

Earnings before interest:(1)
Downstream Segment	12,378	17,636	44,793	130,358
Upstream Segment	30,432	22,248	62,773	46,395
Midstream Segment	30,273	30,870	62,474	54,421
Marine Services Segment	8,652	--	15,224	--

Interest expense	(38,511)	(25,860)	(81,490)	(51,799)
Interest capitalized	5,477	3,075	9,885	6,803
Income before provision for income taxes	48,701	47,969	113,659	186,178
Provision for income taxes	1,019	209	1,838	227
Net income	$47,682	$47,760	$111,821	$185,951
___________________________

(1)	See Note 13 in the Notes to Unaudited Condensed Consolidated Financial Statements for a reconciliation of earnings before interest to net income.

Below is an analysis of the results of operations, including reasons for material changes in results, by each of our operating segments.

Downstream Segment

The following table provides financial information for the Downstream Segment for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Operating revenues:
Sales of petroleum products	$1,318	$9,403	$(8,085)	$8,307	$18,779	$(10,472)
Transportation – Refined products	44,116	41,718	2,398	81,399	78,853	2,546
Transportation – LPGs	16,063	16,747	(684)	52,254	52,800	(546)
Other	15,006	15,312	(306)	32,175	27,666	4,509
Total operating revenues	76,503	83,180	(6,677)	174,135	178,098	(3,963)

Costs and expenses:
Purchases of petroleum products	1,306	9,311	(8,005)	8,216	18,705	(10,489)
Operating expense	30,458	24,774	5,684	57,328	46,294	11,034
Operating fuel and power	10,450	9,404	1,046	20,976	19,817	1,159
General and administrative	4,630	4,244	386	8,163	8,319	(156)
Depreciation and amortization	10,502	11,724	(1,222)	20,738	22,860	(2,122)
Taxes – other than income taxes	3,503	2,777	726	6,731	5,867	864
Gains on sales of assets	--	--	--	--	(18,651)	18,651
Total costs and expenses	60,849	62,234	(1,385)	122,152	103,211	18,941

Operating income	15,654	20,946	(5,292)	51,983	74,887	(22,904)

Gain on sale of ownership interest in Mont Belvieu Storage
Partners, L.P. (“MB Storage”)	--	(189)	189	--	59,648	(59,648)
Equity losses	(3,585)	(3,879)	294	(7,717)	(5,366)	(2,351)
Interest income	160	229	(69)	328	431	(103)
Other income – net	149	529	(380)	199	758	(559)

Earnings before interest	$12,378	$17,636	$(5,258)	$44,793	$130,358	$(85,565)

The following table presents volumes delivered in barrels and average tariff per barrel for the three months and six months ended June 30, 2008 and 2007 (in thousands, except tariff information):

	For the Three Months Ended		Percentage	For the Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Volumes Delivered:
Refined products (1)	41,892	44,922	(7%)	80,412	80,676	--
LPGs	6,652	6,964	(4%)	19,538	22,487	(13%)
Total	48,544	51,886	(6%)	99,950	103,163	(3%)

Average Tariff per Barrel:
Refined products	$1.05	$0.93	13%	$1.01	$0.98	3%
LPGs	2.41	2.40	--	2.67	2.24	19%
Average system tariff per barrel	1.24	1.13	10%	1.34	1.26	6%
_________________________________

(1)	Includes 7,134 and 8,377 barrels and 13,246 and 13,658 barrels delivered via the Centennial Pipeline during the three months and six months ended June 30, 2008 and 2007, respectively.

      We generally realize higher revenues in the Downstream Segment during the first and fourth quarters of each year since LPGs volumes are generally higher from November through March due to higher demand for propane, a major fuel for residential heating, and due to the demand for normal butane, which is used for the blending of gasoline.  Although recent high gasoline prices have moderated this trend somewhat, refined products volumes are generally higher during the second and third quarters because of greater demand for gasolines during the spring and summer driving seasons.  Our Downstream Segment also includes the results of operations of the northern portion of the Dean Pipeline, which transports refinery grade propylene from Mont Belvieu to Point Comfort, Texas.

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

At our Aberdeen, Mississippi, terminal, we conduct distribution and marketing operations and terminaling services for our throughput and exchange partners.  We also purchase petroleum products from our throughput partners that we in turn sell through spot sales at the Aberdeen truck rack to independent wholesalers and retailers of refined products.  Sales and purchases related to these petroleum products marketing activities decreased $8.1 million and $8.0 million, respectively, for the three months ended June 30, 2008, compared with the three months ended June 30, 2007.  The decreases in purchases and sales were primarily a result of unplanned maintenance on storage tanks during the first half of 2008.  This maintenance is expected to continue into the third quarter of 2008.

Revenues from refined products transportation increased $2.4 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007, primarily due to the recognition of $2.1 million of deferred revenue related to two customer transportation agreements.  Under some of our transportation agreements with customers, the contracts specify minimum periodic payments for transportation services.  If the transportation services used during that time period total less than the minimum payment, the unused payment is recorded as deferred revenue.  The contracts generally specify a subsequent period of time in which the customer can ship additional  products  to recover the deferred revenue.  During the second quarter of 2008, we recognized refined products transportation revenue related to time limit expirations under two transportation agreements without the customers recovering the deferred revenue.  This additional revenue increased the refined products average tariff by $0.05 per barrel, or 5%.

The average tariff also increased primarily due to tariff increases that went into effect in July 2007 and April 2008.  The refined products average tariff per barrel was also affected by the impact of Centennial on the average rates.  Movements during the three months ended June 30, 2008 on Centennial were a smaller percentage of the total refined products deliveries when compared to the prior year period.  When the proportion of refined products deliveries from a Centennial origin increases, the average TEPPCO tariff declines (even if the actual volume transported on Centennial increases).  Conversely, if the proportion of the refined products deliveries from a Centennial origin decreases, TEPPCO’s average tariff increases (even if the actual volume transported on Centennial decreases).  A 7% decrease in refined products volumes was offset by an 8% increase in the average tariff (after adjusting for the deferred revenue discussed above).  Refined products distillate volumes decreased 22% from the prior year period, primarily due to lower transportation demand for diesel fuel as a result of higher prices in the U.S. Gulf Coast for distillates compared to the Midwest markets.  Refined products jet fuel volumes increased 13% during the three months ended June 30, 2008, compared with the three months ended June 30, 2007, due to increased volumes on the Genco system and favorable overall transportation tariffs, which effectively made us the low cost provider of jet fuel to the major Chicago airports.  Refined products gasoline volumes remained relatively unchanged from the prior year period primarily due to lower deliveries of gasoline offset by new contract deliveries around the Houston area on our Genco system.  Additionally, overall refined products volumes benefitted in the 2007 period from the temporary shut-down of a refinery in the Chicago area.  The refinery’s loss of production capacity resulted in additional products being sourced from the U.S. Gulf Coast.

Revenues from LPGs transportation decreased $0.7 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to a 4% decrease in transportation volumes delivered. Propane transportation volumes were lower in the 2008 period compared to the prior year period primarily due to the impact of high prices on demand and warmer weather in the 2008 period. Isobutane transportation volumes were lower in 2008 due to reduced demand for isobutane by refineries as alkylation unit feedstock.  Average tariff increases of approximately 4% in July 2007 were mostly offset by the mix of LPG deliveries at different locations.

Other operating revenues increased $0.3 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007, primarily due to a $1.5 million increase in refined products terminaling revenue and a $0.2 million increase in refined products custody transfers, partially offset by a $0.8 million increase in upsystem product exchange costs and a $0.6 million decrease in product inventory sales.

Costs and expenses decreased $1.4 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007.  Purchases of petroleum products, discussed above, decreased $8.0 million, compared with the prior year period.  Operating expenses increased $5.7 million primarily due to a $4.7 million increase in pipeline operating and maintenance costs primarily related to periodic tank maintenance requirements pursuant to recommended industry practices outlined in American Petroleum Institute (API) 653 in the 2008 period, a $2.4 million write-off of project costs, a $0.5 million increase in labor and benefits expense and a $0.4 million increase in environmental assessments and remediation costs.  These increases in operating expenses were partially offset by a $0.8 million decrease in transportation expense related to movements on Centennial, a $0.8 million increase in product measurement gains, a $0.5 million decrease in insurance premiums and a $0.4 million decrease in pipeline inspection and repair costs associated with our integrity management program.  Operating fuel and power increased $1.0 million primarily due to higher power rates as a result of the increased cost of fuel and true-ups of power accruals.  General and administrative expenses increased $0.4 million primarily due to higher labor and benefits expense.  Depreciation and amortization expense decreased $1.2 million primarily due to asset retirements in 2007, partially offset by assets placed into service in the 2008 period.  Taxes – other than income taxes increased $0.7 million primarily due to true-ups of property tax accruals and a higher asset base.

Net losses from equity investments decreased for the three months ended June 30, 2008, compared with the three months ended June 30, 2007, as shown below (in thousands):

	For the Three Months
	Ended June 30,		Increase
	2008	2007	(Decrease)
Centennial	$(3,610)	$(2,762)	$(848)
MB Storage	--	(1,123)	1,123
Other	25	6	19
Total equity losses	$(3,585)	$(3,879)	$294

Equity losses in Centennial increased $0.8 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007, primarily due to lower transportation revenues.  There were no equity losses in MB Storage for the three months ended June 30, 2008, compared with $1.1 million in losses for the three months ended June 30, 2007, due to the sale of MB Storage on March 1, 2007 to Louis Dreyfus Energy Services L.P. (“Louis Dreyfus”) (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements).  During the second quarter of 2007, we recorded $1.1 million of expense relating to post closing adjustments associated with the March 1, 2007 sale of TE Products’ interest in MB Storage.

On March 1, 2007, TE Products sold its 49.5% ownership interest in MB Storage and its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) to Louis Dreyfus for approximately $137.6 million in cash (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements).  We recognized a gain of approximately $59.6 million related to the sale of our equity interests, which is included in gain on sale of ownership interest in MB Storage in our statements of consolidated income.

Other income – net decreased $0.4 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007, due to the receipt of various right-of-way payments in 2007.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Sales and purchases related to petroleum products marketing activities each decreased $10.5 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007.  The decreases in purchases and sales were primarily a result of unplanned maintenance on storage tanks during the six months ended June 30, 2008.  This maintenance is expected to continue into the third quarter of 2008.

Revenues from refined products transportation increased $2.5 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007, primarily due to the recognition of $2.1 million of deferred revenue related to two customer transportation agreements (as discussed above).  Refined products volumes were relatively unchanged from the prior year period.  The additional revenue recognized from the deferred revenue discussed above increased the refined products average tariff by $0.02 per barrel, or 2%.  The average tariff after adjustment for the deferred revenue increased by 1% primarily due to tariff increases that went into effect in July 2007 and April 2008, which were partially offset by increased short-haul deliveries.

Revenues from LPG transportation decreased $0.5 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to lower deliveries of propane in the Midwest and Northeast market areas as a result of high product prices and warmer weather in the 2008 period.  LPG transportation volumes in the 2007 period include approximately 2.2 million barrels related to short-haul propane movements on a pipeline that was sold on March 1, 2007 to Louis Dreyfus.  The LPGs average rate per barrel increased 19% from the prior year period primarily as a result of decreased short-haul deliveries due to the pipeline sale.

Other operating revenues increased $4.5 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007, primarily due to a $2.7 million increase in refined products excess inventory fees and a $2.7 million increase in refined products terminaling revenue, partially offset by a $0.6 million increase in upsystem product exchange costs and a $0.2 million decrease in product inventory sales.

Costs and expenses increased $19.0 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007.  Purchases of petroleum products, discussed above, decreased $10.5 million, compared with the prior year period.  Operating expenses increased $11.0 million primarily due to a $9.5 million increase in pipeline operating and maintenance costs principally related to periodic tank maintenance requirements in the 2008 period, a $2.4 million write-off of project costs and a $1.1 million increase in environmental assessments and remediation costs.  These increases in operating expenses were partially offset by a $1.1 million decrease in insurance premiums and a $0.9 million decrease in pipeline inspection and repair costs associated with our integrity management program.  Operating fuel and power increased $1.2 million primarily due to higher power rates as a result of the increased cost of fuel and true-ups of power accruals.  General and administrative expenses decreased $0.2 million primarily due to a decrease in consulting and contract services.  Depreciation and amortization expense decreased $2.1 million primarily due to asset retirements in 2007, partially offset by assets placed into service in the 2008 period.  Taxes – other than income taxes increased $0.9 million primarily due to true-ups of property tax accruals and a higher asset base.  During the six months ended June 30, 2007, we recognized a net gain of $18.7 million from the sales of various assets in the Downstream Segment to Enterprise Products Partners and Louis Dreyfus (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements).

Net losses from equity investments increased for the six months ended June 30, 2008, compared with the six months ended June 30, 2007, as shown below (in thousands):

	For the Six Months
	Ended June 30,		Increase
	2008	2007	(Decrease)
Centennial	$(7,753)	$(6,749)	$(1,004)
MB Storage	--	1,368	(1,368)
Other	36	15	21
Total equity losses	$(7,717)	$(5,366)	$(2,351)

Equity losses in Centennial increased $1.0 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007, primarily due to higher amortization expense related to our excess investment in Centennial as a result of higher volumes, partially offset by higher transportation revenues.  There were no equity earnings in MB Storage for the six months ended June 30, 2008, compared with $1.4 million in earnings for the six months ended June 30, 2007, due to the sale of MB Storage on March 1, 2007 to Louis Dreyfus (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements).

Other income – net decreased $0.6 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007, due to due to the receipt of various right-of-way payments in 2007.

Upstream Segment

The following table provides financial information for the Upstream Segment for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Operating revenues: (1)
Sales of petroleum products (2)	$4,005,284	$1,923,865	$2,081,419	$6,642,936	$3,764,896	$2,878,040
Transportation – Crude oil	17,432	9,580	7,852	32,732	20,370	12,362
Other	2,639	2,541	98	4,990	5,137	(147)
Total operating revenues	4,025,355	1,935,986	2,089,369	6,680,658	3,790,403	2,890,255

Costs and expenses: (1)
Purchases of petroleum products (2)	3,975,516	1,892,878	2,082,638	6,578,178	3,700,044	2,878,134
Operating expense	12,697	13,365	(668)	26,045	28,838	(2,793)
Operating fuel and power	1,943	1,642	301	3,591	3,700	(109)
General and administrative	2,631	1,770	861	4,471	3,598	873
Depreciation and amortization	4,969	4,148	821	9,746	8,216	1,530
Taxes – other than income taxes	1,966	1,442	524	3,659	2,949	710
Gains on sales of assets	--	(2)	2	--	--	--
Total costs and expenses	3,999,722	1,915,243	2,084,479	6,625,690	3,747,345	2,878,345

Operating income	25,633	20,743	4,890	54,968	43,058	11,910

Equity earnings	4,177	1,448	2,729	7,177	3,237	3,940
Interest income	12	50	(38)	28	79	(51)
Other income (expense) – net	610	7	603	600	21	579

Earnings before interest	$30,432	$22,248	$8,184	$62,773	$46,395	$16,378
_________________________________
(1)	Amounts in this table are presented after elimination of intercompany transactions, including sales and purchases of petroleum products.
(2)	Petroleum products include crude oil, lubrication oils and specialty chemicals.

Information presented in the following table includes the margin of the Upstream Segment, which may be viewed as a non-GAAP (Generally Accepted Accounting Principles) financial measure under the rules of the SEC.  We calculate the margin of the Upstream Segment as revenues generated from the sale of crude oil and lubrication oil, and transportation of crude oil, less the costs of purchases of crude oil and lubrication oil, in each case, prior to the elimination of intercompany sales, revenues and purchases between wholly-owned subsidiaries.  We believe that margin is a more meaningful measure of financial performance than sales and purchases of crude oil and lubrication oil due to the significant fluctuations in sales and purchases caused by variations in the level of volumes marketed and prices for products marketed.  Additionally, we use margin internally to evaluate the financial performance of the Upstream Segment because it excludes expenses that are not directly related to the marketing and sales activities being evaluated.  Margin and volume information for the three months and six months ended June 30, 2008 and 2007 is presented below (in thousands, except per barrel and per gallon amounts):

	For the Three Months Ended		Percentage	For the Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Margins: (1)
Crude oil marketing	$15,585	$18,854	(17%)	$35,899	$40,385	(11%)
Lubrication oil sales	3,022	2,075	46%	5,754	4,229	36%
Revenues: (1)
Crude oil transportation	24,049	16,594	45%	47,460	33,814	40%
Crude oil terminaling	4,544	3,044	49%	8,377	6,794	23%
Total margins/revenues	$47,200	$40,567	16%	$97,490	$85,222	14%

Total barrels/gallons:
Crude oil marketing (barrels) (1)	61,640	58,058	6%	119,198	114,004	5%
Lubrication oil volume (gallons)	2,535	3,519	(28%)	6,466	7,350	(12%)

Crude oil transportation (barrels)	29,404	22,182	33%	57,210	46,315	24%
Crude oil terminaling (barrels)	39,723	31,056	28%	72,859	71,199	2%

Margin per barrel or gallon:
Crude oil marketing (per barrel) (1)	$0.253	$0.325	(22%)	$0.301	$0.354	(15%)
Lubrication oil margin (per gallon)	1.192	0.590	102%	0.890	0.575	55%

Average tariff per barrel:
Crude oil transportation	$0.818	$0.748	9%	$0.830	$0.730	14%
Crude oil terminaling	0.114	0.098	16%	0.115	0.095	21%
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

The following table reconciles the Upstream Segment margin to operating income using the information presented in the statements of consolidated income and the Upstream Segment financial information on the preceding page (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales of petroleum products	$4,005,284	$1,923,865	$6,642,936	$3,764,896
Transportation – Crude oil	17,432	9,580	32,732	20,370
Less: Purchases of petroleum products	(3,975,516)	(1,892,878)	(6,578,178)	(3,700,044)
Total margins/revenues	47,200	40,567	97,490	85,222
Other operating revenues	2,639	2,541	4,990	5,137
Net operating revenues	49,839	43,108	102,480	90,359
Operating expense	12,697	13,365	26,045	28,838
Operating fuel and power	1,943	1,642	3,591	3,700
General and administrative expense	2,631	1,770	4,471	3,598
Depreciation and amortization	4,969	4,148	9,746	8,216
Taxes – other than income taxes	1,966	1,442	3,659	2,949
Gains on sales of assets	--	(2)	--	--
Operating income	$25,633	$20,743	$54,968	$43,058

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Sales of petroleum products and purchases of petroleum products increased $2,081.4 million and $2,082.6 million, respectively, for the three months ended June 30, 2008, compared with the three months ended June 30, 2007.  Operating income increased $4.9 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007.  The increases in sales and purchases were primarily a result of increased volumes marketed and increases in the price of crude oil.  The average New York Mercantile Exchange (“NYMEX”) price of crude oil was $123.80 per barrel for the three months ended June 30, 2008, compared with $65.02 per barrel for the three months ended June 30, 2007.  Increased overall volumes transported and marketed, partially offset by increased costs and expenses discussed below, were the primary factors resulting in an increase in operating income.

Crude oil marketing margin decreased $3.3 million, primarily due to increased transportation costs, including higher fuel costs, and a $0.8 million decrease in unrealized gains relating to marking crude oil grade and location swap contracts to current market value, partially offset by increased volumes marketed.  Lubrication oil sales margin increased $0.9 million on lower volumes primarily due to increased sales of higher margin specialty chemicals.  Crude oil transportation revenues (prior to intercompany eliminations) increased $7.5 million primarily due to higher transportation volumes on most of our crude oil gathering systems and increases in the tariff rates in the second and third quarters of 2007 and in June 2008.  Increased transportation revenues on our Red River, South Texas and Basin systems resulted from movements on higher tariff segments.  Additionally, the completion of organic growth projects on our West Texas and South Texas systems increased transportation revenues and volumes on those systems.  Our South Texas system benefitted from increased volumes coming into the system from U.S. Gulf of Mexico production, our West Texas system volumes increased due to higher truck and lease gathering volumes and our Basin system volumes increased due to increased long-haul transportation from West Texas to Cushing, Oklahoma.  Crude oil terminaling revenues increased $1.5 million as a result of increased pumpover volumes at Midland, Texas and Cushing due to crude oil market conditions.

Costs and expenses increased $2,084.4 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007.  Purchases of petroleum products, discussed above, increased $2,082.6 million compared with the prior year period.  Operating expenses decreased $0.7 million from the prior year period, primarily due to a $2.7 million decrease in product measurement losses, partially offset by a $2.2 million increase in pipeline operating and maintenance expenses.  Operating fuel and power increased $0.3 million primarily as a result of higher fuel costs and higher transportation volumes.  General and administrative expenses increased $0.9 million, primarily due to a $0.5 million write-off of project costs and a $0.4 million increase in labor and benefits expense.  Depreciation and amortization expense increased $0.8 million primarily due to assets placed into service in 2007.  Taxes – other than income taxes increased $0.5 million due to increases in property tax accruals and a higher property asset base in 2008.

Equity earnings from our investment in Seaway increased $2.7 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007.  Our sharing ratio of the revenue and expense of Seaway for 2008 and 2007 is 40% (see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements).  Equity earnings from our investment in Seaway increased primarily due to increased transportation revenues from volumes transported on a spot basis, which are transported at higher tariff rates, and an increase in transportation volumes compared to the prior year period as a result of the unexpected temporary shutdown of several regional refineries for maintenance and repairs in the 2007 period, partially offset by a decrease in transportation volumes resulting from the impact of higher Canadian crude volumes coming into the Cushing market.  The increase in transportation revenues was partially offset by increased pipeline operating and maintenance expenses.  Long-haul volumes on Seaway averaged 218,000 barrels per day during the three months ended June 30, 2008, compared with 115,000 barrels per day during the three months ended June 30, 2007.  For further information on distributions from Seaway, see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Other income – net increased $0.6 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007, primarily due to the receipt of $0.5 million of royalty income during the quarter.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Sales of petroleum products and purchases of petroleum products increased $2,878.0 million and $2,878.1 million, respectively, for the six months ended June 30, 2008, compared with the six months ended June 30, 2007.  Operating income increased $12.0 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007.  The increases in sales and purchases were primarily a result of increased volumes marketed and increases in the price of crude oil.  The average NYMEX price of crude oil was $110.81 per barrel for the six months ended June 30, 2008, compared with $61.65 per barrel for the six months ended June 30, 2007.  Increased volumes transported and marketed, partially offset by increased costs and expenses discussed below, were the primary factors resulting in an increase in operating income.

Crude oil marketing margin decreased $4.5 million, primarily due to increased transportation costs, including increased fuel costs, and a $0.4 million decrease in unrealized gains relating to marking crude oil grade and location swap contracts to current market value, partially offset by increased volumes marketed.  Lubrication oil sales margin increased $1.5 million on lower volumes primarily due to increased sales of higher margin specialty chemicals.  Crude oil transportation revenues (prior to intercompany eliminations) increased $13.6 million primarily due to higher transportation volumes on most of our crude oil gathering systems and increases in the tariff rates in the second and third quarters of 2007 and in June 2008.  Increased transportation revenues on our Red River, South Texas and Basin systems resulted from movements on higher tariff segments.  Additionally, the completion of organic growth projects on our West Texas and South Texas systems increased transportation revenues and volumes on those systems.  Crude oil terminaling revenues increased $1.6 million as a result of increased pumpover volumes at Midland and Cushing due to crude oil market conditions.

Costs and expenses increased $2,878.3 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007.  Purchases of petroleum products, discussed above, increased $2,878.1 million compared with the prior year period.  Operating expenses decreased $2.8 million from the prior year period, primarily due to a $4.4 million decrease in product measurement losses, a $1.1 million decrease in labor and benefits expense and a $0.8 million decrease in insurance premiums, partially offset by a $3.7 million increase in pipeline operating and maintenance expenses.  Operating fuel and power decreased $0.1 million primarily as a result of true-ups of the power accrual, partially offset by higher transportation volumes.  General and administrative expenses increased $0.9 million, primarily due to a $0.5 million write-off of project costs and a $0.4 million increase in labor and benefits expense.  Depreciation and amortization expense increased $1.5 million primarily due to assets placed into service in 2007.  Taxes – other than income taxes increased $0.7 million due to increases in property tax accruals and a higher property asset base in 2008.

Equity earnings from our investment in Seaway increased $3.9 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007.  Equity earnings from our investment in Seaway increased primarily due to increased transportation revenues from volumes transported on a spot basis, which are transported at higher tariff rates, and an increase in transportation volumes compared to the prior year period as a result of the unexpected temporary shutdown of several regional refineries for maintenance and repairs in the 2007 period, partially offset by a decrease in transportation volumes resulting from the impact of higher Canadian crude volumes coming into the Cushing market.  Increased pipeline operating and maintenance expenses were partially offset by lower product measurement losses.  Long-haul volumes on Seaway averaged 192,000 barrels per day during the six months ended June 30, 2008, compared with 154,000 barrels per day during the six months ended June 30, 2007.

Other income – net increased $0.6 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007, primarily due to the receipt of $0.5 million of royalty income.

Midstream Segment

The following table provides financial information for the Midstream Segment for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Operating revenues: (1)
Gathering – Natural gas – Val Verde	$14,789	$15,452	$(663)	$28,202	$30,860	$(2,658)
Transportation – NGLs (1)	12,701	11,098	1,603	25,658	22,039	3,619
Other	3,114	3,884	(770)	6,825	6,908	(83)
Total operating revenues	30,604	30,434	170	60,685	59,807	878

Costs and expenses:
Operating expense	4,394	5,777	(1,383)	9,374	14,031	(4,657)
Operating fuel and power	4,450	3,783	667	8,161	6,586	1,575
General and administrative expense	2,687	2,150	537	5,326	4,845	481
Depreciation and amortization	9,994	10,008	(14)	19,591	20,173	(582)
Taxes – other than income taxes	801	756	45	1,569	1,402	167
Total costs and expenses	22,326	22,474	(148)	44,021	47,037	(3,016)

Operating income	8,278	7,960	318	16,664	12,770	3,894

Equity earnings – Jonah	21,886	22,745	(859)	45,581	41,374	4,207
Interest income	109	166	(57)	229	277	(48)
Other income – net	--	(1)	1	--	--	--

Earnings before interest	$30,273	$30,870	$(597)	$62,474	$54,421	$8,053
______________________________

(1)
Includes transportation revenue from Enterprise Products Partners of $3.4 million, $3.2 million, $6.8 million and $6.0 million for the three months and six months ended June 30, 2008 and 2007, respectively.

The following table presents volume and average rate information for the three months and six months ended June 30, 2008 and 2007 (in thousands, except average fee and average rate amounts and as otherwise indicated):

	For the Three Months Ended		Percentage	For the Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Gathering – Natural Gas – Jonah: (1)
MMcf	173,482	140,917	23%	340,575	272,459	25%
BBtus	192,523	155,152	24%	377,151	300,310	26%
Average fee per MMcf	$0.258	$0.224	15%	$0.258	$0.225	15%
Average fee per MMBtu	$0.233	$0.204	14%	$0.233	$0.204	14%

Gathering – Natural Gas – Val Verde: (1)
MMcf	41,564	43,487	(4%)	79,804	87,054	(8%)
BBtu	36,804	38,515	(4%)	70,982	77,097	(8%)
Average fee per MMcf	$0.356	$0.355	--	$0.353	$0.354	--
Average fee per MMBtu	$0.402	$0.401	--	$0.397	$0.400	(1%)

Transportation – NGLs:
Transportation barrels	15,972	15,340	4%	32,521	30,843	5%
Lease barrels (2)	2,852	3,607	(21%)	5,893	5,668	4%
Average rate per barrel	$0.747	$0.677	10%	$0.742	$0.683	9%

Natural Gas Sales – Jonah:
BBtu	1,163	4,501	(74%)	2,842	8,048	(65%)
Average fee per MMBtu	$8.552	$3.204	167%	$7.521	$4.903	53%

Fractionation – NGLs:
Barrels	1,050	1,074	(2%)	2,145	2,052	4%
Average rate per barrel	$1.785	$1.822	(2%)	$1.722	$1.774	(3%)

Sales – Condensate – Jonah: (3)
Barrels	12.5	21.2	(41%)	60.4	69.8	(13%)
Average rate per barrel	$108.97	$58.64	86%	$83.39	$54.61	53%
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

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Natural gas gathering revenues from the Val Verde system decreased $0.7 million, and volumes gathered decreased 1.9 Bcf for the three months ended June 30, 2008, compared with the three months ended June 30, 2007, primarily due to the natural decline of coal bed methane production in the fields in which the Val Verde gathering system operates.  For the three months ended June 30, 2008, Val Verde’s gathering volumes averaged 457 MMcf per day, compared with 478 MMcf per day for the three months ended June 30, 2007.  Val Verde’s average natural gas gathering fees remained relatively unchanged between periods.

Revenues from the transportation of NGLs increased $1.6 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007, primarily due to an increase in the average rate on the Chaparral Pipeline as a result of transporting a higher percentage of long-haul volumes on the system and an increase in volumes transported on the Panola Pipeline.

Other operating revenues decreased $0.8 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007, primarily due to decreases on the Chaparral and Panola Pipelines as a result of decreased revenues and volumes from pipeline capacity leases.  Volumes transported under pipeline capacity leases decreased 21% during the three months ended June 30, 2008, compared with the three months ended June 30, 2007, due to customers shipping less NGLs under the capacity lease agreements.  These volume decreases were partially offset by increased volumes transported under tariffs.

Costs and expenses decreased $0.2 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007.  Operating expenses decreased $1.4 million from the prior year period, primarily due to a $1.4 million decrease in pipeline inspection and repair costs associated with our integrity management program, a $0.7 million decrease in insurance premiums and a $0.4 million decrease as a result of lower product measurement losses, partially offset by a $1.2 million increase in pipeline operating and maintenance expenses.  Operating fuel and power increased $0.7 million primarily due to higher fuel costs on the Chaparral Pipeline.  General and administrative expenses increased $0.5 million due to higher professional services expense.  Depreciation and amortization expense and taxes – other than income taxes remained relatively unchanged between periods.

Equity earnings from our investment in Jonah decreased $0.9 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007, primarily due to a decrease in our sharing in the earnings of Jonah compared to the prior year period and an increase in depreciation and amortization expense, partially offset by an increase in natural gas gathering revenues.  For the three months ended June 30, 2008, our sharing in the earnings of Jonah was 80.64%, compared with 95.3% in the prior year period, as a result of certain milestones provided for in the joint venture agreement being reached in the construction of the Phase V expansion (see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements).  Jonah’s depreciation and amortization expense increased $5.9 million primarily relating to the Phase V expansion being placed in service.  Jonah’s natural gas gathering revenues increased $13.2 million and gathering volumes increased 32.6 Bcf primarily as a result of the completion of the Phase V expansion.  For the three months ended June 30, 2008 and 2007, Jonah’s gathering volumes averaged approximately 1.9 Bcf per day and 1.5 Bcf per day, respectively.

The decrease in Jonah’s natural gas sales volumes for the three months ended June 30, 2008, compared with the prior year period, was primarily a result of certain shippers selling gas themselves, rather than through Jonah.  The increase in Jonah’s natural gas sales average fee per MMBtu was primarily a result of higher market prices in the 2008 period.   As a result of lower gathering system pressures, more condensate was being removed at the wellhead and sold by producers, instead of being gathered by Jonah, resulting in a decrease in Jonah’s condensate sales volumes from the prior year period.  The increase in Jonah’s average condensate rate per barrel was primarily a result of higher market prices in the current period compared with the three months ended June 30, 2007.

      Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Natural gas gathering revenues from the Val Verde system decreased $2.6 million, and volumes gathered decreased 7.3 Bcf for the six months ended June 30, 2008, compared with the six months ended June 30, 2007, primarily due to lower production as a result of more severe winter weather during the first quarter of 2008 and the natural decline of coal bed methane production in the fields in which the Val Verde gathering system operates.  For the six months ended June 30, 2008, Val Verde’s gathering volumes averaged 438 MMcf per day, compared with 481 MMcf per day for the six months ended June 30, 2007.  Val Verde’s average natural gas gathering fees remained relatively unchanged between periods.

Revenues from the transportation of NGLs increased $3.6 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007, primarily due to increases in volumes transported and increases in the average rates on the Chaparral, Dean and Panola Pipelines.

Costs and expenses decreased $3.0 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007.  Operating expenses decreased $4.7 million from the prior year period, primarily due to a $3.3 million decrease as a result of lower product measurement losses, a $1.9 million decrease in insurance premiums, a $1.0 million decrease in pipeline inspection and repair costs associated with our integrity management program and a $0.8 million decrease in labor and benefits expense, partially offset by a $2.3 million increase in pipeline operating and maintenance expenses.  Operating fuel and power increased $1.6 million primarily due to higher fuel costs and increased transportation volumes on the Chaparral Pipeline.  General and administrative expenses increased $0.5 million primarily due to higher labor and benefits expense.  Depreciation and amortization expense decreased $0.6 million primarily due to a decrease in amortization expense on Val Verde as a result of a decrease in volumes on contracts which are included in intangible assets and amortized under the units-of-production method.  Taxes – other than income taxes increased $0.2 million primarily due to true-ups of property tax accruals.

Equity earnings from our investment in Jonah increased $4.2 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007.  Earnings increased primarily due to a $26.6 million increase in natural gas gathering revenues and an increase in volumes from the completion of the Phase V expansion, partially offset by an $8.6 million increase in depreciation and amortization expense primarily relating to portions of the Phase V expansion being placed in service as they were completed.  For the six months ended June 30, 2008 and 2007, Jonah’s gathering volumes averaged approximately 1.9 Bcf per day and 1.5 Bcf per day, respectively, and total volumes gathered increased 68.1 Bcf.  For the six months ended June 30, 2008, our sharing in the earnings of Jonah was 80.64%, compared with 95.3% in the prior year period, as a result of certain milestones provided for in the joint venture agreement being reached in the construction of the Phase V expansion (see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements).

The decrease in Jonah’s natural gas sales volumes for the six months ended June 30, 2008, compared with the prior year period, was primarily a result of certain shippers selling gas themselves, rather than through Jonah.  The increase in Jonah’s natural gas sales average fee per MMBtu was primarily a result of higher market prices in the 2008 period.  As a result of lower gathering system pressures, more condensate was being removed at the wellhead and sold by producers, instead of being gathered by Jonah, resulting in a decrease in Jonah’s condensate sales volumes from the prior year period.  The increase in Jonah’s average condensate rate per barrel was primarily a result of higher market prices in the current period compared with the six months ended June 30, 2007.

Marine Services Segment

We conduct business in our Marine Services Segment through TEPPCO Marine Services.  Demand for our marine transportation services is driven primarily by demand for refined products, crude oil and other hydrocarbon-based products in the areas in which we operate.  We generate revenue in this segment primarily by charging customers for the inland and offshore transportation and distribution of their products utilizing our 111 tank barges and 51 tow boats.  We also provide offshore well-testing and other offshore services.  Approximately 6 of our tow boats and 8 of our tank barges are dedicated to offshore activities.   We do not assume ownership of the products we transport in this segment.

Our transportation services are generally provided under term contracts (also referred to as affreightment contracts), which are agreements with specific customers to transport cargo from within designated operating areas at set day rates or a set fee per cargo movement. Most of the inland term contracts have one-year terms with the remainder having terms of up to two years.  Substantially all of the inland contracts have renewal options, which are exercisable subject to agreement on rates applicable to the option terms.  Since our acquisition of Cenac and Horizon, as the customer contracts become subject to annual renewal, we have obtained renewals of substantially all contracts at increased day rates.  Most of the offshore service and transportation contracts have up to one-year terms with renewal options, which are exercisable subject to agreement on rates applicable to the option terms, or are spot contracts.  A spot contract is an agreement with a customer to move cargo within designated operating areas for a rate negotiated at the time the cargo movement takes place.

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

The following table provides financial information for the Marine Services Segment for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Operating revenues:
Transportation – Marine	$48,030	$--	$48,030	$73,566	$--	$73,566
Other	6	--	6	6		6
Total operating revenues	48,036	--	48,036	73,572	--	73,572

Costs and expenses:
Operating expense	19,016	--	19,016	27,595	--	27,595
Operating fuel and power	12,230	--	12,230	17,719	--	17,719
General and administrative	1,078	--	1,078	1,814	--	1,814
Depreciation and amortization	6,354	--	6,354	10,088	--	10,088
Taxes – other than income taxes	708	--	708	1,138	--	1,138
Total costs and expenses	39,386	--	39,386	58,354	--	58,354

Operating income	8,650	--	8,650	15,218	--	15,218

Interest income	2	--	2	6	--	6

Earnings before interest	$8,652	$--	$8,652	$15,224	$--	$15,224

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Revenues from marine transportation were $48.0 million for the three months ended June 30, 2008, of which $39.6 million related to inland transportation services and $8.4 million related to offshore transportation  and well-testing services.  Inland and offshore transportation service revenue included $13.2 million and $0.8 million, respectively, of reimbursements for the cost of fuel and other specified operational fees reimbursed by customers.  Revenues were primarily influenced by rates on term contracts along with industry demand, high utilization rates of tank barges and reimbursements of costs of fuel and other specified operational fees that are recovered under most of the transportation contracts.

Costs and expenses were $39.4 million for the three months ended June 30, 2008.  Operating expenses were $19.0 million consisting primarily of $9.9 million of payments under the transitional operating agreement for vessel personnel salaries, related employee benefits and other expenses, $3.0 million for third-party services, $2.6 million of tow boat and tank barge maintenance expenses, $2.2 million in operating supplies and expenses, and $0.8 million in insurance premiums.  Under the transitional operating agreement, we reimburse Cenac for personnel salaries and related employee benefit expenses, certain repairs and maintenance expenses and insurance premiums on our equipment, as well as payment of a monthly service fee.  Operating fuel and power was $12.2 million relating to diesel fuel consumed under the term contracts, under which substantially all fuel costs are directly reimbursed by the customer to recover the cost of fuel.  General and administrative expenses were $1.1 million, primarily related to the monthly service fee and overhead fees that we paid to Cenac under the transitional operating agreement.  Depreciation and amortization expense was $6.4 million, consisting of $4.2 million of depreciation expense on tow boats and tank barges and $2.2 million of amortization expense related to customer relationship intangible assets, non-compete agreements and other intangible assets acquired in the Cenac and Horizon acquisitions (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements).  Taxes – other than income taxes was $0.7 million and related primarily to payroll taxes.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Revenues from marine transportation were $73.6 million for the six months ended June 30, 2008, of which $60.3 million related to inland transportation services and $13.3 million related to offshore transportation  and well-testing services.   Inland and offshore transportation service revenue included $19.1 million and $1.3 million, respectively, of reimbursements for the cost of fuel and other specified operational fees reimbursed by customers.  Revenues were primarily influenced by rates on term contracts along with industry demand, high utilization rates of tank barges and reimbursements of costs of fuel and other specified operational fees that are recovered under most of the transportation contracts.

Costs and expenses were $58.3 million for the six months ended June 30, 2008.  Operating expenses were $27.6 million consisting primarily of $15.4 million of payments under the transitional operating agreement for vessel personnel salaries, related employee benefits and other expenses, $4.4 million for third-party services, $3.0 million of tow boat and tank barge maintenance expenses, $2.9 million in operating supplies and expenses, and $1.2 million in insurance premiums.  Operating fuel and power was $17.7 million relating to diesel fuel consumed under the term contracts, under which substantially all fuel costs are directly reimbursed by the customer to recover the cost of fuel.  General and administrative expenses were $1.8 million, primarily related to the monthly service fee and overhead fees that we paid to Cenac under the transitional operating agreement.  Depreciation and amortization expense was $10.1 million, consisting of $6.7 million of depreciation expense on tow boats and tank barges and $3.4 million of amortization expense related to customer relationship intangible assets, non-compete agreements and other intangible assets acquired in the Cenac and Horizon acquisitions (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements).  Taxes – other than income taxes was $1.1 million and related primarily to payroll taxes.

Interest Expense and Capitalized Interest

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Interest expense increased $12.7 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007, primarily due to higher outstanding borrowings in the 2008 period, partially offset by lower short-term floating interest rates in the 2008 period.

Capitalized interest (included in interest expense, net in our statements of consolidated income) increased $2.4 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007, primarily due to higher construction work-in-progress balances in the 2008 period as compared to the 2007 period.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Interest expense increased $29.7 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007, primarily due to $8.7 million in interest expense recognized upon the redemption of the 7.51% TE Products Senior Notes on January 28, 2008.  Of the $8.7 million of expense, $6.6 million related to a make-whole premium paid with the redemption of the senior notes (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements), $1.0 million related to the remaining unamortized interest rate swap loss that had been deferred as an adjustment to the carrying value of the senior notes (see Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements) and $1.1 million related to unamortized debt issuance costs on the senior notes.  Additionally, the increase in interest expense was due to $3.6 million of interest expense in the 2008 period resulting from interest payments hedged under treasury locks not occurring as forecasted (see Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements) and higher outstanding borrowings in the 2008 period, partially offset by lower short-term floating interest rates in the 2008 period.

Capitalized interest (included in interest expense, net in our statements of consolidated income) increased $3.1 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007, primarily due to higher construction work-in-progress balances in the 2008 period as compared to the 2007 period.

Income Taxes – Revised Texas Franchise Tax

Provision for income taxes is applicable to our state tax obligations under the Revised Texas Franchise Tax enacted in May 2006.  At June 30, 2008 and December 31, 2007, we had current tax liabilities of $1.2 million and $1.2 million, respectively, and deferred tax assets of less than $0.1 million and less than $0.1 million, respectively.  During the three months and six months ended June 30, 2008 and 2007, we recorded increases in current income tax liabilities of $1.0 million, $1.8 million, $0.2 million and $0.9 million, respectively.  During the six months ended June 30, 2007, we recorded a $0.7 million reduction to deferred tax liability.  The offsetting net charges to deferred tax expense and income tax expense are shown on our statements of consolidated income as provision for income taxes.

Financial Condition and Liquidity

Cash generated from operations, credit facilities and debt and equity offerings are our primary sources of liquidity.  At June 30, 2008 and December 31, 2007, we had working capital deficits of $9.6 million and $431.2 million, respectively.  Of the $431.2 million deficit at December 31, 2007, $354.0 million related to the classification of the TE Products’ Senior Notes as short-term (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements and Credit Facilities below).  At June 30, 2008, we had approximately $143.9 million in available borrowing capacity under our Revolving Credit Facility to cover any working capital needs.  Additionally, in July 2008, we increased the capacity under the Revolving Credit Facility from $700.0 million to $950.0 million (see “Liquidity Outlook” below).  Cash flows for the six months ended June 30, 2008 and 2007 were as follows (in thousands):

	For the Six Months Ended
	June 30,
	2008	2007

Cash provided by (used in):
Operating activities	$164,052	$199,133
Investing activities	(564,108)	(60,561)
Financing activities	400,061	(138,620)

Operating Activities

Net cash flow provided by operating activities was $164.1 million for the six months ended June 30, 2008 compared to $199.1 million for the six months ended June 30, 2007.  The following were the principal factors resulting in the $35.0 million decrease in net cash flows provided by operating activities:

▪	Cash flow from operating activities decreased due to the timing of cash disbursements and cash receipts related to working capital components.

▪
Cash distributions received from unconsolidated affiliates increased $11.2 million. Distributions from our equity investment in Jonah increased $25.6 million primarily due to increased revenues and volumes generated from completion of the Phase V expansion.  Distributions received from our equity investment in Seaway decreased $4.0 million primarily due to its operating cash requirements.   In the 2007 period, we received distributions from our equity investment in MB Storage of $10.4 million.  We sold our interest in MB Storage on March 1, 2007.

▪
Cash paid for interest, net of amounts capitalized, increased $13.0 million period-to-period primarily due to the increase in debt outstanding, including higher outstanding balances on our variable rate Revolving Credit Facility.  Excluding the effects of hedging activities and interest capitalized during the year ended December 31, 2008, we expect interest payments on our fixed rate senior notes and junior subordinated notes for 2008 to be approximately $137.6 million.  We expect to make our interest payments with cash flows from operating activities.

Investing Activities

Net cash flow used in investing activities was $564.1 million for the six months ended June 30, 2008 compared to $60.6 million for the six months ended June 30, 2007.  The following were the principal factors resulting in the $503.5 million increase in net cash flows used in investing activities:

▪
Cash used for business combinations was $345.6 million during the six months ended June 30, 2008, of which $258.1 million was for the Cenac acquisition and $87.5 million was for the Horizon acquisition.

▪
Capital expenditures increased $29.4 million primarily due to an increase in organic growth projects period-to-period and higher spending to sustain existing operations, including pipeline integrity (see “Other Considerations – Future Capital Needs and Commitments” below).  Cash paid for linefill on assets owned decreased $0.6 million period-to-period primarily due to the timing of completion of organic growth projects in our Upstream Segment.

▪
Proceeds from the sales of assets and ownership interests during the six months ended June 30, 2007 were $164.1 million, which includes $137.6 million from the sale of TE Products’ ownership interests in MB Storage and its general partner and $18.5 million for the sale of other Downstream Segment assets, all to Louis Dreyfus on March 1, 2007; and $8.0 million for the sale of Downstream Segment assets to Enterprise Products Partners in January 2007 (see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements).

▪
Investments in unconsolidated affiliates decreased $32.8 million, which includes an $11.1 million decrease in contributions to Centennial and a $21.7 million decrease in contributions to Jonah primarily related to timing of capital expenditures on its Phase V expansion.  During the six months ended June 30, 2007, TE Products contributed $11.1 million to Centennial, of which $6.1 million was for contractual obligations that were created upon formation of Centennial and $5.0 million was for debt service requirements.

▪	During the six months ended June 30, 2008 and 2007, we paid $0.3 million and $2.5 million, respectively, related to customer reimbursable commitments.

Financing Activities

Cash flows provided by financing activities totaled $400.1 million for the six months ended June 30, 2008, compared to cash flows used in financing activities of $138.6 million for the six months ended June 30, 2007.  The following were the principal factors resulting in the $538.7 million increase in cash provided by financing activities:

▪
During the six months ended June 30, 2008, we used $1.0 billion of proceeds from our term credit agreement (i) to fund the cash portion of our Cenac and Horizon acquisitions, (ii) to fund the redemption of our 7.51% TE Products Senior Notes in January 2008, and the repayment of our 6.45% TE Products Senior Notes, which matured in January 2008, (iii) to repay $63.2 million of debt assumed in the Cenac acquisition, and (iv) for other general partnership purposes.  We used the proceeds from the issuance of senior notes in March 2008 to repay the outstanding balance of $1.0 billion under the term credit agreement (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements).  Debt issuance costs paid during the six months ended June 30, 2008 were $9.3 million.

▪
We received $295.8 million from the issuance in May 2007 of our 7.000% junior subordinated notes due June 2067 (net of debt issuance costs of $3.8 million) (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements).

▪	Net borrowings under our revolving credit facility increased $330.0 million.

▪
We paid $52.1 million to settle treasury locks in March 2008 (see Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements) upon the issuance of senior notes.  We received $1.6 million in proceeds from the termination of treasury locks in May 2007 upon the issuance of junior subordinated notes.

▪
Cash distributions to our partners increased $9.8 million period-to-period due to an increase in the number of Units outstanding and an increase in our quarterly cash distribution rate per Unit.  We paid cash distributions of $155.7 million ($1.405 per Unit) and $146.0 million ($1.360 per Unit) during the six months ended June 30, 2008 and 2007, respectively.  Additionally, we declared a cash distribution of $0.71 per Unit for the quarter ended June 30, 2008.  We paid the distribution of $81.0 million on August 7, 2008 to unitholders of record on July 31, 2008.

▪
Net proceeds from the issuance of Units was $5.6 million during the six months ended June 30, 2008 from the issuance of Units to employees under the employee unit purchase plan and the issuance of Units in connection with our distribution reinvestment plan (see Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements).

Other Considerations

Registration Statements

We may issue equity or debt securities to assist us in meeting our liquidity and capital spending requirements.  We have a universal shelf registration statement on file with the SEC that, subject to agreement on terms at the time of use and appropriate supplementation, allows us to issue, in one or more offerings, up to an aggregate of $2.0 billion of equity securities, debt securities or a combination thereof.  In March 2008, we sold $1.0 billion principal amount of senior notes (see “Senior Notes” below) under our universal shelf registration statement.  After taking into account past issuances of securities under this registration statement, as of June 30, 2008, we have the ability to issue approximately $205.1 million of additional securities under this registration statement, subject to customary marketing terms and conditions.

Credit Facilities

We have in place an unsecured Revolving Credit Facility, including the issuance of letters of credit, which matures on December 12, 2012.  The Revolving Credit Facility allows us to request unlimited one-year extensions of the maturity date, subject to lender approval and satisfaction of certain other conditions.  On July 17, 2008, we received confirmations from participating lenders making effective our exercise of the accordion feature under our Revolving Credit Facility.  As a result of the exercise of the accordion feature, the bank commitments under the Revolving Credit Facility were increased from $700.0 million to $950.0 million.  The aggregate outstanding principal amount of swing line loans or same day borrowings permitted under the Revolving Credit Facility is $40.0 million.  The interest rate is based, at our option, on either the lender’s base rate, or LIBOR rate, plus a margin, in effect at the time of the borrowings.  At June 30, 2008, $530.0 million was outstanding under the Revolving Credit Facility at a weighted average interest rate of 3.08%.  At June 30, 2008, we were in compliance with the covenants of the Revolving Credit Facility.

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

Senior Notes

On March 27, 2008, we issued and sold in an underwritten public offering (i) $250.0 million principal amount of 5.90% Senior Notes due 2013, (ii) $350.0 million principal amount of 6.65% Senior Notes due 2018, and (iii) $400.0 million principal amount of 7.55% Senior Notes due 2038.  The proceeds of this offering were used to repay borrowings oustanding under our Term Credit Agreement, which was terminated in March 2008 (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements).  The Senior Notes were issued at discounts of $0.2 million, $1.3 million and $2.2 million, respectively, and are being accreted to their face value over the applicable terms of the senior notes.  The senior notes may be redeemed at any time at our option with the payment of accrued interest and a make-whole premium determined by discounting remaining interest and principal payments using a discount rate equal to the rate of the United States Treasury securities of comparable remaining maturity plus 50 basis points.  The indentures governing our senior notes contain covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indentures do not limit our ability to incur additional indebtedness.  At June 30, 2008, we were in compliance with the covenants of these senior notes.

Retirement of TE Products Senior Notes

In January 2008, TE Products retired all of its outstanding debt by repaying at maturity $180.0 million principal amount of its 6.45% TE Products Senior Notes due 2008 and redeeming the remaining $175.0 million principal amount of its 7.51% TE Products Senior Notes due 2028.  The redemption price for the 7.51% TE Products Senior Notes due 2028 was 103.755% of the principal amount plus accrued and unpaid interest to January 28, 2008, the date of redemption.  We funded the retirement of the TE Products debt with borrowings under our Term Credit Agreement.  For further information, please see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Future Capital Needs and Commitments

We estimate that capital expenditures, excluding acquisitions and joint venture contributions, for 2008 will be in the range of $365.0 million to $390.0 million (including approximately $14.0 million of capitalized interest).  We expect to spend in the range of $305.0 million to $330.0 million for revenue generating projects, which includes $184.0 million for our expected spending on the Motiva project.  We expect to spend approximately $50.0 million to sustain existing operations (including $18.0 million for pipeline integrity) including life-cycle replacements for equipment at various facilities and pipeline and tank replacements among all of our business segments.  We expect to spend approximately $10.0 million to improve operational efficiencies and reduce costs among all of our business segments.  Additionally, we expect to invest approximately $145.0 million (including approximately $5.0 million of capitalized interest) in our Jonah joint venture during 2008 for the completion of the Phase V expansion and additional facilities to expand the Pinedale field production.

During the remainder of 2008, TE Products may be required to contribute cash to Centennial to cover capital expenditures, debt service requirements or other operating needs.  We continually review and evaluate potential capital improvements and expansions that would be complementary to our present business operations.  These expenditures can vary greatly depending on the magnitude of our transactions.  We may finance capital expenditures through internally generated funds, debt or the issuance of additional equity.

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

We expect to repay the long-term, senior and junior unsecured obligations with proceeds from the issuance of additional long-term senior or junior unsecured debt, issuance of additional equity, dispositions of assets and cash flow from operations or any combination of the above items.

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

At June 30, 2008 and December 31, 2007, Centennial’s debt obligations consisted of $135.0 million and $140.0 million, respectively, borrowed under a master shelf loan agreement.  In January 2008, we entered into an amended and restated guaranty agreement (“Amended Guaranty”) with Centennial’s lenders, under which we, TE Products, TEPPCO Midstream and TCTM (collectively, the “TEPPCO Guarantors”) are required, on a joint and several basis, to pay 50% of any past-due amount under Centennial’s master shelf loan agreement not paid by Centennial.  The Amended Guaranty also has a credit maintenance requirement whereby we may be required to provide additional credit support in the form of a letter of credit or pay certain fees if either of our credit ratings from Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) falls below investment grade levels as specified in the Amended Guaranty.  If Centennial defaults on its debt obligations, the estimated maximum potential amount of future payments for the TEPPCO Guarantors and Marathon Petroleum Company LLC (“Marathon”) is $67.5 million each at June 30, 2008.  At June 30, 2008, we have a liability of $9.2 million, which represents the present value of the estimated amount we would have to pay under the guaranty.

TE Products, Marathon and Centennial have also entered into a limited cash call agreement, which allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of a third-party liability arising from a catastrophic event.  There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum of $50.0 million each.  As a result of the catastrophic event guarantee, at June 30, 2008, TE Products has a liability of $4.0 million, which represents the present value of the estimated amount, based on a probability estimate, we would have to pay under the guarantee.  If a catastrophic event were to occur and we were required to contribute cash to Centennial, such contributions might be covered by our insurance (net of deductible), depending upon the nature of the catastrophic event.

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

Contractual Obligations

We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Lease expense is charged to operating costs and expenses on a straight line basis over the period of expected economic benefit.  Contingent rental payments are expensed as incurred.  Total rental expense included in operating costs and expenses was $5.1 million, $7.3 million, $10.3 million and $13.6 million for the three months and six months ended June 30, 2008 and 2007, respectively.  There have been no material changes in our operating lease commitments since December 31, 2007.

In March 2008, we issued $1.0 billion of senior notes due in 2013, 2018 and 2038 (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements).  Other than the issuance of these senior notes, there have been no significant changes in our schedule of maturities of long-term debt or other contractual obligations since the year ended December 31, 2007.

The following table summarizes our debt repayment obligations as of June 30, 2008 (in thousands):

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Revolving Credit Facility, due 2012	$530,000	$--	$--	$530,000	$--
7.625% Senior Notes due 2012 (1)	500,000	--	--	500,000	--
6.125% Senior Notes due 2013 (1)	200,000	--	--	200,000	--
5.90% Senior Notes, due 2013 (1)	250,000	--	--	250,000	--
6.65% Senior Notes, due 2018 (1)	350,000	--	--	--	350,000
7.55% Senior Notes, due 2038 (1)	400,000	--	--	--	400,000
7.00% Junior Subordinated Notes due 2067 (1)	300,000	--	--	--	300,000
Interest payments (2)	2,742,161	155,935	311,870	268,981	2,005,375
Debt and interest total	$5,272,161	$155,935	$311,870	$1,748,981	$3,055,375
___________________________

(1)
At June 30, 2008, the 7.625% Senior Notes includes a deferred gain of $20.7 million, net of amortization, from interest rate swap terminations (see Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements).  At June 30, 2008, our senior notes and our junior subordinated notes include an aggregate of $5.5 million of unamortized debt discounts.  The deferred gain and the unamortized debt discounts are excluded from this table.

(2)
Includes interest payments due on our senior notes and junior subordinated notes and interest payments and commitment fees due on our Revolving Credit Facility. The interest amounts calculated on the Revolving Credit Facility and the junior subordinated notes are based on the assumption that the amounts outstanding and the interest rates charged both remain at their current levels.

Summary of Related Party Transactions

The following table summarizes our revenue and expense transactions with related parties for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues from EPCO and affiliates:
Sales of petroleum products	$273	$29	$919	$105
Transportation – NGLs	3,388	3,206	6,791	6,015
Transportation – LPGs	1,012	667	3,299	2,273
Transportation – Refined products	--	44	--	44
Other operating revenues	177	901	610	1,207
Revenues from unconsolidated affiliates:
Other operating revenues	8	75	44	109
Costs and Expenses from EPCO and affiliates:
Purchases of petroleum products	30,532	11,097	50,225	23,244
Operating expense	26,681	24,466	48,260	48,764
General and administrative	8,043	6,044	16,777	12,582
Costs and Expenses from unconsolidated affiliates:
Purchases of petroleum products	1,950	--	3,542	--
Operating expense	1,629	2,992	3,901	3,662
Costs and Expenses from Cenac and affiliates:
Operating expense	10,650	--	18,517	--

For additional information regarding our related party transactions, see Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Credit Ratings

Our debt securities are rated BBB- by S&P, Baa3 by Moody’s and BBB- by Fitch Ratings, all with stable outlooks.  Such ratings reflect only the view of the rating agency and should not be interpreted as a recommendation to buy, sell or hold our securities.  These ratings may be revised or withdrawn at any time by the agencies at their discretion.  Based upon the characteristics of the fixed/floating unsecured junior subordinated notes that we issued in May 2007, Moody’s and S&P each assigned 50% equity treatment to these notes.  Fitch Ratings assigned 75% equity treatment to these notes.

Recent Accounting Pronouncements

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements,  that apply to financial assets and liabilities.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. See Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding fair value disclosures pertaining to our financial assets and liabilities.

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

As part of our crude oil marketing business, we enter into financial instruments such as swaps and other hedging instruments.  Generally, we elect hedge accounting where permitted under SFAS 133.  The terms of these contracts are typically one year or less.  The purpose of such hedging activity is to either balance our inventory position or lock in a profit margin.  For derivatives where hedge accounting is elected, the effective portion of changes in fair value are recorded in other comprehensive income and reclassified into earnings as such transactions affect earnings.  For derivatives where hedge accounting is not elected, we mark these transactions to market and the changes in the fair value are recognized in current earnings.  This results in some financial statement variability during quarterly periods.

At June 30, 2008, we had a limited number of commodity derivatives that were accounted for as cash flow hedges.  The majority of these contracts will expire during 2008, with the remainder expiring during the first quarter of 2009, and any amounts remaining in accumulated other comprehensive income will be recorded in net income.  Gains and losses on these derivatives are offset against corresponding gains or losses of the hedged item and are deferred through other comprehensive income, thus minimizing exposure to cash flow risk.  No ineffectiveness was recognized as of June 30, 2008.  In addition, we had some commodity derivatives that did not qualify for hedge accounting.  These financial instruments had a minimal impact on our earnings.  The fair value of the open positions at June 30, 2008 was a liability of $26.5 million.

The following table shows the effect of hypothetical price movements on the estimated fair value (“FV”) of this portfolio at the dates indicated (in thousands):

Scenario	Resulting Classification	December 31, 2007	June 30, 2008	July 22, 2008

FV assuming no change in underlying commodity prices	Liability	$(18,897)	$(26,460)	$(14,008)
FV assuming 10% increase in underlying commodity prices	Liability	(33,606)	(38,052)	(21,775)
FV assuming 10% decrease in underlying commodity prices	Liability	(4,188)	(14,868)	(6,240)

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

In October 2001, TE Products entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of its fixed rate 7.51% Senior Notes due 2028. This swap agreement, designated as a fair value hedge, had a notional value of $210.0 million and was set to mature in January 2028 to match the principal and maturity of the TE Products Senior Notes.  During the three months and six months ended June 30, 2007, we recognized reductions in interest expense of $0.3 million and $0.6 million, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap.  In September 2007, we terminated this swap agreement, resulting in a loss of $1.2 million.  This loss was deferred as an adjustment to the carrying value of the 7.51% Senior Notes, and approximately $0.2 million of the loss was amortized to interest expense in 2007, with the remaining $1.0 million recognized in interest expense in January 2008 at the time the 7.51% Senior Notes were redeemed.

Treasury Locks.  At times, we may use treasury lock financial instruments to hedge the underlying U.S. treasury rates related to anticipated debt incurrence.  Gains or losses on the termination of such instruments are amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt.  Each of our treasury lock transactions was designated as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.

In 2007, we entered into treasury locks, accounted for as cash flow hedges, that extended through January 31, 2008 for a notional value totaling $600.0 million.  At December 31, 2007, the fair value of the treasury locks was a liability of $25.3 million.  In January 2008, these treasury locks were extended through April 30, 2008.  In March 2008, these treasury locks were settled concurrently with the issuance of senior notes (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements).  The settlement of the treasury locks resulted in losses of $52.1 million, and these losses were recorded in accumulated other comprehensive income.  We recognized approximately $3.6 million of this loss in interest expense as a result of interest payments hedged under the treasury locks not occurring as forecasted.  The remaining losses are being amortized using the effective interest method as increases to future interest expense over the terms of the forecasted interest payments, which range from five to ten years.  Over the next twelve months, we expect to reclassify $4.3 million of accumulated other comprehensive loss that was generated by these treasury locks as an increase to interest expense.  In the event of early extinguishment of these senior notes, any remaining unamortized losses would be recognized in the statement of consolidated income at the time of extinguishment.

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

Changes in Internal Control over Financial Reporting

Other than as discussed under “TEPPCO Marine Services Transactions” below, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TEPPCO Marine Services Transactions

On February 1, 2008, we acquired transportation assets and certain intangible assets that comprised the marine transportation business of Cenac Towing Co., Inc., Cenac Offshore, L.L.C. and Mr. Arlen B. Cenac, Jr. (collectively, “Cenac”), the sole owner of Cenac Towing Co., Inc. and Cenac Offshore, L.L.C.  On February 29, 2008, we purchased marine assets from Horizon Maritime, L.L.C. (“Horizon”), a privately-held Houston-based company and an affiliate of Mr. Cenac.  These purchases were recorded using purchase accounting.  In recording the TEPPCO Marine Services purchase transactions, we followed our normal accounting procedures and internal controls.

The Office of the Chief Accountant of the SEC has issued guidance regarding the reporting of internal control over financial reporting in connection with a material acquisition.   This guidance was reiterated in September 2007 to affirm that management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year.

We plan to exclude the operations acquired from Cenac and Horizon from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the year ended December 31, 2008.  We are in the process of implementing our internal control structure over the operations we acquired from Cenac and Horizon.   We expect this effort to be completed in late 2008 or early 2009.

The certifications of our General Partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this Report.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance.  See discussion of legal proceedings in Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements under the headings “– Litigation” and “– Regulatory Matters,” which is incorporated into this item by reference.

Item 1A.  Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 in addition to other information in such Reports and this Report.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

4.11
Fifth Supplemental Indenture, dated as of March 27, 2008, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, LLC, TCTM, L.P., TEPPCO Midstream Companies, LLC, and Val Verde Gathering Company, L.P., as subsidiary guarantors, and U.S. Bank National Association, as trustee (Filed as Exhibit 4.11 to Form

10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2008 and incorporated herein by reference).
4.12
Sixth Supplemental Indenture, dated as of March 27, 2008, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, LLC, TCTM, L.P., TEPPCO Midstream Companies, LLC and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and U.S. Bank National Association, as trustee (Filed as Exhibit 4.12 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2008 and incorporated herein by reference).

4.13
Seventh Supplemental Indenture, dated as of March 27, 2008, by and among TEPPCO Partners, L.P., as issuer, TE Products Pipeline Company, LLC, TCTM, L.P., TEPPCO Midstream Companies, LLC and Val Verde Gas Gathering Company, L.P., as subsidiary guarantors, and U.S. Bank National Association, as trustee (Filed as Exhibit 4.13 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter ended March 31, 2008 and incorporated herein by reference).

10.1+
Form of TPP Employee Amendment to Unit Option Grant under the EPCO, Inc. 2006 TPP Long-Term Incentive Plan for options granted between April 2007 and April 2008 (Filed as Exhibit 10.8 to Form 10-Q of TEPPCO Partners, L.P. (Commission File No. 1-10403) for the quarter eneded March 31, 2008 and incorporated herein by reference).

10.2*
Sixth Amendment to Amended and Restated Credit Agreement, dated as of July 1, 2008, by and among TEPPCO Partners, L.P., the Borrower, the several banks and other financial institutions party hereto and Suntrust Bank, as the Administrative Agent for the Lenders.

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

                           TEPPCO Partners, L.P.

Date: August 8, 2008	By: /s/ JERRY E. THOMPSON Jerry E. Thompson, President and Chief Executive Officer of Texas Eastern Products Pipeline Company, LLC, General Partner

Date: August 8, 2008	By: /s/ WILLIAM G. MANIAS William G. Manias, Vice President and Chief Financial Officer of Texas Eastern Products Pipeline Company, LLC, General Partner